Form 10-Q
period 1995-05-27
TOPPS CO INC
filed 1995-07-11
CIK 812076

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MAY 27, 1995               COMMISSION FILE NUMBER 0-15817


                            THE TOPPS COMPANY, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                  11-2849283
  (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or  organization)                    Identification No.)

   ONE WHITEHALL STREET, NEW YORK, NY                       10004
(Address of principal executive offices)                  (Zip Code)

                                (212) 376-0300
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes X  No   .
                                                   ---   ---

The number of outstanding shares of Common Stock as of June 26, 1995 was 47,047,510.

                           THE TOPPS COMPANY, INC.

                                    PART I

                            FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      Index                                       Page
                      -----                                       ----

     Condensed Consolidated Balance Sheets as of
       May 27, 1995 and February 25, 1995                           3

     Condensed Consolidated Statements of Operations
       for the thirteen weeks ended May 27, 1995 and
       May 28, 1994                                                 4

     Condensed Consolidated Statements of Cash Flows
       for the thirteen weeks ended May 27, 1995 and
       May 28, 1994                                                 5

     Notes to Condensed Consolidated Financial Statements           6


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                       8



The condensed consolidated financial statements for the thirteen weeks ended May 27, 1995 included herein have been reviewed by Deloitte & Touche LLP independent public accountants, in accordance with established professional standards for such a review. The report of Deloitte & Touche LLP is included on page 7.

                  THE TOPPS COMPANY, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  (Unaudited)
                                                     May         February
                                                   27, 1995      25, 1995
                                                   ---------     --------
                                                   (amounts in thousands)
ASSETS
CURRENT ASSETS:
  Cash                                             $ 17,272      $ 17,785
  Accounts receivable - net                          30,128        24,228
  Inventories                                        25,956        27,222
  Income tax receivable                                  77           552
  Prepaid expenses and other current assets          10,755        10,158
                                                   --------      --------
    TOTAL CURRENT ASSETS                             84,188        79,945
                                                   --------      --------

PROPERTY, PLANT, & EQUIPMENT                         51,236        50,095
  Less:  accumulated depreciation                    19,111        18,131
                                                   --------      --------
    NET PROPERTY, PLANT & EQUIPMENT                  32,125        31,964
                                                   --------      --------

INTANGIBLE ASSETS, net of accumulated
  amortization of $30,873 and $30,532                22,921        22,901
OTHER ASSETS                                          1,898         1,514
                                                   --------      --------
    TOTAL ASSETS                                   $141,132      $136,324
                                                   --------      --------
                                                   --------      --------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts Payable                                 $ 18,778      $ 22,396
  Accrued expenses and other liabilities             26,715        25,599
  Income taxes payable                                3,013         1,033
                                                   --------      --------
    TOTAL CURRENT LIABILITIES                        48,506        49,028

DEFERRED INCOME TAXES                                 9,839         9,630
OTHER LIABILITIES                                     4,014         3,797
                                                   --------      --------
    TOTAL LIABILITIES                                62,359        62,455
                                                   --------      --------

STOCKHOLDERS' EQUITY:
  Preferred Stock, par value $.01 per share
    authorized 10,000,000 shares, none issued
  Common stock, par value $.01 per share,
    authorized 100,000,000 shares; issued
    47,502,510 shares, less 455,000 shares
    in Treasury Stock                                   475           475
Additional paid-in capital                           16,812        16,792
Treasury stock, at cost                              (6,120)       (6,120)
Retained earnings                                    65,965        61,325
Cumulative foreign currency adjustment                1,641         1,397
                                                   --------      --------
    TOTAL STOCKHOLDERS' EQUITY                       78,773        73,869
                                                   --------      --------
    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                       $141,132      $136,324
                                                   --------      --------
                                                   --------      --------


See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.

                  THE TOPPS COMPANY, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 (Unaudited)
                                            Thirteen weeks ended
                                       May 27, 1995        May 28, 1994
                                       ------------        ------------
                                   (amounts in thousands, except share data)
Net sales                                $  67,432           $  94,498

Cost of sales                               44,331              57,808
                                          --------            --------
    Gross profit on sales                   23,101              36,690

Royalties and other income                     567                 577
                                          --------            --------
                                            23,668              37,267

Selling, general and
  administrative expenses                   15,665              18,463
                                          --------            --------

    Income from operations                   8,003              18,804

Interest income, net                           138                  48
                                          --------            --------

Income before provision
  for income taxes                           8,141              18,852

Provision for income taxes                   3,501               8,106
                                          --------            --------
    Net Income                           $   4,640           $  10,746
                                          --------            --------
                                          --------            --------

    Income per share                         $ .10               $ .23

    Dividends paid per share                     -               $ .07


Weighted average shares
  outstanding                           47,046,453          47,035,798


See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.

                  THE TOPPS COMPANY, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       (Unaudited)
                                                  Thirteen weeks ended
                                                     May         May
                                                   27, 1995    28, 1994
                                                   --------    --------
                                                  (amounts in thousands)

Cash provided by (used for) operations:
  Net income                                       $ 4,640     $ 10,746
  Add (subtract) non-cash items included
    in net income:
     Depreciation and amortization                   1,118        1,308
     Deferred income taxes                             670          556

  Net effect of changes in:
     Receivables                                    (5,901)     (16,504)
     Inventories                                     1,266        1,950
     Income tax receivable                             475
     Prepaid expenses and other current assets      (1,058)      (3,064)
     Other assets                                     (385)
     Payables and other current liabilities           (522)       7,972
     Other liabilities                                 266          224
                                                  --------    ---------
        Cash provided by operations                    569        3,188
                                                  --------    ---------
Cash used for investing activities:
  Additions to property, plant and equipment          (746)        (545)
                                                  --------    ---------
Cash provided by (used for) financing
  activities:
    Dividends paid                                               (3,293)
    Exercise of employee stock options                  19
    Deferred financing fees                           (355)
                                                  --------    ---------
       Cash used for financing activities             (336)      (3,293)
                                                  --------    ---------
Net increase (decrease) in cash                       (513)        (650)
Cash at beginning of year                           17,785       27,737
                                                  --------    ---------
Cash at end of quarter                             $17,272     $ 27,087
                                                  --------    ---------
                                                  --------    ---------

Supplemental information:
  Interest paid                                    $    13     $      9
  Income taxes paid                                $   869     $  1,324


See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.

                  THE TOPPS COMPANY, INC. AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     THIRTEEN WEEKS ENDED MAY 27, 1995

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed interim consolidated financial statements have been prepared by The Topps Company, Inc. and subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, which are, in the opinion of management, considered necessary for a fair presentation. These statements do not include all information required by generally accepted accounting principles to be included in a full set of financial statements. Operating results for the thirteen weeks ended May 27, 1995 and May 28, 1994 are not necessarily indicative of the results that may be expected for the year ending March 2, 1996. For further information refer to the consolidated financial statements and notes thereto in the Company's annual report for the year ended February 25, 1995.

2.   QUARTERLY COMPARISON

     Management believes that quarter-to-quarter comparisons of sales and operating results are affected by a number of fluctuating factors, including the timing of product introductions and variations in shipping and factory scheduling requirements. Thus, annual sales and earnings amounts are unlikely to consist of equal quarterly portions.

3.   INVENTORIES

                                           (Unaudited)
                                               May          February
                                             27, 1995       25, 1995
                                             --------       --------
                                              (amounts in thousands)
     Raw materials                            $ 7,384        $ 9,683
     Work in process                            2,650          3,738
     Finished products                         15,922         13,801
                                              -------        -------
          Total                               $25,956        $27,222
                                              -------        -------
                                              -------        -------

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholders
   The Topps Company, Inc.

We have made a review of the accompanying condensed consolidated balance sheet of The Topps Company, Inc. and subsidiaries, (the "Company") as of May 27, 1995 and the related condensed consolidated statements of operations and cash flows for the thirteen week periods ended May 27, 1995 and May 28, 1994, in accordance with the standards established by the American Institute of Certified Public Accounts.

A review of interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial information, applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope that an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of February 25, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 25, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 25, 1995 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




June 15, 1995
New York, New York

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net sales for the first quarter of fiscal 1996 decreased 28.6%, to $67,432,000 from $94,498,000 for the same period last year. This decrease resulted from lower shipments of sports card products, principally baseball cards, partially offset by growth in the Company's confectionery business. The lingering effects of the baseball strike, evidenced by low attendance at games and other signs of diminished fan interest, translated into lower trade and consumer demand for baseball card products during the period.

Gross profit as a percentage of net sales for the first quarter of fiscal 1996 decreased to 34.9%, as compared with 38.8% for the same period last year. Although material, labor, overhead and product development expenses decreased compared to the same period last year, they increased as a percentage of net sales due to lower sales volume.

Selling, general and administrative expenses as a percentage of net sales for the first quarter of fiscal 1996 increased to 23.2%, from 19.5% for the same period a year ago, but declined $2,798,000 in absolute dollars to $15,665,000, from $18,463,000 last year. This decrease was primarily a result of lower advertising expenditures on sports card and confectionery products.

The effective tax rate of 43% for both the first quarter of fiscal 1995 and fiscal 1996 reflected a provision for federal, state and local income taxes in accordance with statutory income tax rates.

Net income for the first quarter of fiscal 1996 was $4,640,000, or $.10 per share, as compared with $10,764,000, or $.23 per share, for the same period last year.

On May 17, 1995, the Company announced that it had signed a definitive agreement to acquire Merlin Publishing International plc, a privately held U.K. company that publishes and markets sticker and album collections. The transaction was consummated on July 6, 1995. The final purchase price was approximately $46.2 million.

The Company also entered into a $65 million credit agreement with a syndicate of banks, dated as of June 30, 1995, to finance the Merlin acquisition and provide a working capital facility for general corporate purposes.

Management believes that in light of the Company's $17,272,000 of cash on hand as of May 27, 1995, improved working capital position and expected cash flow from operations, the Company has adequate cash to meet its working capital and capital expenditure requirements for the foreseeable future.

                           THE TOPPS COMPANY, INC.

                                   PART II

                              OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company took place on June 21, 1995 for the following purposes:

          To elect three directors.

          To ratify the appointment of auditors.

          To consider a proposal regarding declassification of the Board of Directors.

     The results of the matters voted on are as follows:

                                                                      Broker
                                 For       Against    Abstentions    Non-Votes
                            -----------  ----------   -----------   -----------
 Election of Directors:
    Allan A. Feder           41,444,737      65,672     267,417
    John J. Langdon          41,435,714      74,695     267,417
    Jack H. Nusbaum          41,038,443     471,966     267,417


 Ratification of Auditors:   41,525,474     177,286      75,066

 Consider declassification
 of the Board of Directors      13,763,653  16,373,184     451,077      11,189,912


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       THE TOPPS COMPANY, INC.
                                       ----------------------------------------
                                       Registrant



                                       /s/   John Perillo
                                       ----------------------------------------
                                       Vice President-Operations
July 10, 1995                          Acting Chief Financial Officer