Form 10-Q
period 1995-08-26
TOPPS CO INC
filed 1995-10-10
CIK 812076

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED AUGUST 26, 1995        COMMISSION FILE NUMBER 0-15817




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

                                   (212)376-0300
              (Registrant's telephone number, including area code)







Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .
                                       --   --


The number of outstanding shares of Common Stock as of October 3, 1995 was 47,047,510.

                             THE TOPPS COMPANY, INC.

                                     PART I

                              FINANCIAL INFORMATION






ITEM 1.   FINANCIAL STATEMENTS


                         Index                                              Page
                         -----                                              ----

          Condensed Consolidated Balance Sheets as of
            August 26, 1995 and February 25, 1995                             3

          Condensed Consolidated Statements of Operations
            for the thirteen and twenty-six weeks ended August 26,
            1995 and August 27, 1994                                          4

          Condensed Consolidated Statements of Cash Flows
            for the twenty-six weeks ended August 26, 1995 and
            August 27, 1994                                                   5

          Notes to Condensed Consolidated Financial Statements                6




ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                                 8







The condensed consolidated financial statements for the thirteen and twenty-six weeks ended August 26, 1995 included herein have been reviewed by Deloitte & Touche LLP independent public accountants, in accordance with established professional standards for such a review. The report of Deloitte & Touche LLP is included on page 7.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                         (Unaudited)
                                                            August           February
                                                           26, 1995          25, 1995
                                                           --------          --------
                                                            (amounts in thousands)
ASSETS
CURRENT ASSETS:
  Cash                                                      $ 26,966         $ 17,785
  Accounts receivable - net                                   49,067           24,228
  Inventories                                                 28,372           27,222
  Income tax receivable                                        1,351              552
  Prepaid expenses and other current assets                   14,823           10,158
                                                            --------         --------
        TOTAL CURRENT ASSETS                                 120,579           79,945
                                                            --------         --------

PROPERTY, PLANT, & EQUIPMENT                                  52,445           50,095
  Less:  accumulated depreciation                             20,132           18,131
                                                            --------         --------
    NET PROPERTY, PLANT & EQUIPMENT                           32,313           31,964
                                                            --------         --------
INTANGIBLE ASSETS, net of accumulated
  amortization of $31,361 and $30,532                         68,878           22,901
OTHER ASSETS                                                   1,930            1,514
                                                            --------         --------
   TOTAL ASSETS                                             $223,700         $136,324
                                                            --------         --------
                                                            --------         --------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                         $  21,431         $ 22,396
  Accrued expenses and other liabilities                      49,671           25,599
  Current portion of long-term debt                            5,600                -
  Income taxes payable                                         6,998            1,033
                                                            --------         --------
    TOTAL CURRENT LIABILITIES                                 83,700           49,028

LONG-TERM DEBT, less current portion                          42,500                -
DEFERRED INCOME TAXES                                         13,916            9,630
OTHER LIABILITIES                                              4,185            3,797
                                                            --------         --------
   TOTAL LIABILITIES                                         144,301           62,455
                                                            --------         --------

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share authorized
    10,000,000 shares, none issued
  Common stock, par value $.01 per share, authorized
    100,000,000 shares; issued 47,502,510 shares,
    less 455,000 shares in Treasury Stock                        475              475
  Additional paid-in capital                                  16,812           16,792
  Treasury stock, at cost                                     (6,120)          (6,120)
  Retained earnings                                           66,970           61,325
  Cumulative foreign currency adjustment                       1,262            1,397
                                                            --------         --------
    TOTAL STOCKHOLDERS' EQUITY                                79,399           73,869
                                                            --------         --------
    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                                $223,700         $136,324
                                                            --------         --------
                                                            --------         --------


See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                           (Unaudited)
                                                     Thirteen weeks ended            Twenty-six weeks ended
                                                     August          August         August         August
                                                    26, 1995        27, 1994       26, 1995       27, 1994
                                                    --------        --------       --------       --------
                                                            (amounts in thousands, except share data)

Net sales                                         $   60,661     $   61,348    $   128,093     $  155,846

Cost of sales                                         42,209         45,730         86,540        103,538
                                                  ----------     ----------    -----------     ----------

   Gross profit on sales                              18,452         15,618         41,553         52,308

Royalties and other income                               374            771            941          1,348
                                                  ----------     ----------    -----------     ----------

                                                      18,826         16,389         42,494         53,656

Selling, general and administrative expenses          16,052         12,104         31,717         30,567
                                                  ----------     ----------    -----------     ----------

   Income from operations                              2,774          4,285         10,777         23,089



Interest income (expense), net                          (364)            81           (226)           129
                                                  ----------     ----------    -----------     ----------

Income before provision for income taxes               2,410          4,366         10,551         23,218

Provision for income taxes                             1,405          1,878          4,906          9,984
                                                  ----------     ----------    -----------     ----------

   Net Income                                     $    1,005     $    2,488   $      5,645     $   13,234
                                                  ----------     ----------    -----------     ----------
                                                  ----------     ----------    -----------     ----------



Income per share                                       $ .02          $ .05          $ .12          $ .28
Dividends paid per share                                   -          $ .07              -          $ .14



Weighted average shares outstanding               47,047,510     47,036,456     47,046,982     47,036,127






See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               (Unaudited)
                                                                         Twenty-six weeks ended
                                                                         August          August
                                                                        26, 1995        27, 1994
                                                                        --------        --------
                                                                         (amounts in thousands)

Cash provided by (used for) operations:
    Net income                                                         $  5,645          $13,234
    Add(subtract) non-cash items included
       in net income:
         Depreciation and amortization                                    2,403            2,625
         Deferred income taxes                                            1,199           (1,558)

         Change in assets and liabilities net of
           effects from purchase of subsidiary:
              Receivables                                                (3,875)          (3,896)
              Inventories                                                   421            1,646
              Income tax receivable                                        (799)               -
              Prepaid expenses and other current assets                  (2,929)             823
              Other assets                                                 (416)               -
              Payables and other current liabilities                        438           (2,177)
              Other liabilities                                             256              376
                                                                       --------         --------

                 Cash provided by operations                              2,343           11,073
                                                                       --------         --------

Cash used for investing activities:
    Additions to property, plant and equipment                           (1,284)          (2,058)
    Purchase of subsidiary, net of cash acquired                        (39,998)               -
                                                                       --------         --------

                 Cash used for investing activities                     (41,282)          (2,058)
                                                                       --------         --------


Cash provided by (used for) financing activities:
     Proceeds from long-term debt                                        50,000                -
     Payments of long-term debt                                          (1,900)               -
     Dividends paid                                                          -            (6,585)
     Exercise of employee stock options                                      20               27
                                                                       --------         --------

                 Cash used for financing activities                      48,120           (6,558)
                                                                       --------         --------

Net increase in cash                                                      9,181            2,457
Cash at beginning of year                                                17,785           27,737
                                                                       --------         --------
Cash at end of quarter                                                  $26,966          $30,194
                                                                       --------         --------
                                                                       --------         --------

Supplemental information:
    Interest paid                                                      $     91         $     75
    Income taxes paid                                                  $  7,041         $  8,780


See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     TWENTY-SIX WEEKS ENDED AUGUST 26, 1995

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed interim consolidated financial statements have been prepared by The Topps Company, Inc. and subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, which are, in the opinion of management, considered necessary for a fair presentation. These statements do not include all information required by generally accepted accounting principles to be included in a full set of financial statements. Operating results for the thirteen and twenty-six weeks ended August 26, 1995 and August 27, 1994 are not necessarily indicative of the results that may be expected for the year ending March 2, 1996. For further information refer to the consolidated financial statements and notes thereto in the Company's annual report for the year ended February 25, 1995.

2.   ACQUISITION

     On July 6, 1995, the Company acquired 100% of the shares of Merlin Publishing International plc ("Merlin"), a privately-held U.K. publisher and marketer of sticker and album collections (the "Acquisition"). The purchase price for the Acquisition was $46,244,700. The Company financed the Acquisition using a $50 million term loan with a five-year amortization schedule provided by a syndicate of banks. Interest rates under the loan are variable and are a function of short-term indices and the Company's consolidated leverage ratio. The current interest rate is LIBOR plus 125 basis points.

     The Acquisition has been accounted for using the purchase method of accounting. The cost of the Acquisition has been allocated to tangible and intangible assets acquired and liabilities assumed based upon management's present estimate of their respective fair values at the acquisition date. Management is presently finalizing its estimate of these respective fair values. The excess of purchase price over the fair value of the net assets acquired (goodwill) is being amortized on a straight-line basis over a forty year period.

     Merlin's fiscal year ends on January 31. The accompanying financial statements reflect the operations of Merlin for one month.

3.   QUARTERLY COMPARISON

     Management believes that quarter-to-quarter comparisons of sales and operating results are affected by a number of factors, including the timing of product introductions and variations in shipping and factory scheduling requirements. Thus, annual sales and earnings amounts are unlikely to consist of equal quarterly portions.

4.   INVENTORIES

                                             (Unaudited)
                                               August    February
                                              26, 1995   25, 1995
                                              ---------  ---------
                                              (amounts in thousands)
     Raw materials                             $  7,053   $ 9,683
     Work in process                              3,393     3,738
     Finished products                           17,926    13,801
                                                -------   -------
Total                                           $28,372   $27,222
                                                -------   -------
                                                -------   -------

INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors and Stockholders
The Topps Company, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of The Topps Company, Inc. and subsidiaries as of August 26, 1995, and the related condensed consolidated statements of operations and cash flows for the thirteen week and twenty-six week periods ended August 26, 1995 and August 27, 1994. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope that an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of The Topps Company, Inc. and subsidiaries as of February 25, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 25, 1995 (May 17, 1995 as to Note 12), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 25, 1995 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





DELOITTE & TOUCHE LLP



September 14, 1995
New York, New York

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net sales for the second quarter of fiscal 1996 decreased 1.1%, to $60,661,000 from $61,348,000 for the same period last year. The decrease, largely offset by the inclusion of Merlin Publishing International plc's ("Merlin") sales for the month of July, reflects lower shipments and higher provisions for returns of sports card products, primarily baseball.

Net sales for the first half of fiscal 1996 decreased 17.8%, to $128,093,000 from $155,846,000 for the same period last year. This decrease resulted from lower shipments of sports card products, principally baseball cards, reflecting lower trade and consumer demand for these products during the period. The sports card decline is partially offset by growth in the Company's confectionery business and the recent addition of Merlin.

Gross profit as a percentage of net sales for the second quarter increased to 30.4% from 25.5% for the same period last year. This increase resulted from a reduction in the provision for inventory obsolescence as well as lower labor, material, overhead and product development costs both in absolute dollars and as a percent of sales. For the first half, the gross profit margin decreased to 32.4% from 33.6% last year. For this period, although labor, material, overhead, obsolescence and product development costs were lower, they increased as a percentage of net sales due to lower sales volume.

Selling, general and administrative expenses as a percentage of net sales for the second quarter of fiscal 1996 increased to 26.5% from 19.7% for the same period last year primarily as a result of higher advertising in connection with confectionery products abroad. For the six month period, selling, general and administrative expenses as a percentage of net sales increased to 24.8% from 19.6% for the same period a year ago. This increase was due to higher general and administrative costs and the overall decline in net sales.

Interest expense, net of interest income, was $364,000 and $226,000 for the second quarter and the first six months of fiscal 1996, respectively. This expense reflects interest costs of $531,000 associated with the term loan facility entered into in connection with the Merlin acquisition.

To finance the acquisition of Merlin and provide additional working capital, the Company entered into a Credit Agreement with a syndicate of banks on July 6, 1995. The Credit Agreement consists of a $50 million term loan, a $13 million revolving credit facility and a letter of credit facility of up to $2 million for the issuance of standby letters of credit. Principal payments under the Credit Agreement are due in quarterly installments over a five-year period. Interest is to be paid at a floating rate based upon the Company's election of either, (i) LIBOR plus an applicable spread or (ii) the prime rate. The applicable spread, which ranges from 75 to 125 basis points, is determined by the Company's consolidated leverage ratio and is currently 125 basis points.
The credit facility is secured by a pledge of 65% of Merlin's capital stock, and contains affirmative and negative covenants customary for a credit agreement of this type, including financial covenants, restrictions on additional indebtedness and a prohibition on the payment of dividends.

Effective tax rates were 58.3% for the second quarter and 46.5% for the first half of fiscal 1996 versus 43% for both periods last year. These increases were driven by the Merlin acquisition, and for the second quarter, retroactive application of the new tax rate on first quarter earnings.

Net income for the second quarter of fiscal 1996 was $1,005,000, or $.02 per share, as compared with $2,488,000, or $.05 per share for the same period last year. For the first half of fiscal 1996, net income was $5,645,000 or $.12 per share, as compared with $13,234,000 or $.28 per share for the first half of fiscal 1995.

Management believes that given $26,966,000 of cash on hand as of August 26, 1995 and cash flow from operations, plus if necessary, the Company's additional borrowing capacity, the Company has adequate means to meet its working capital, capital expenditure and principal repayment requirements for the foreseeable future.

                             THE TOPPS COMPANY, INC.

                                     PART II

                                OTHER INFORMATION






ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


(b) Reports on Form 8-K.

The Company filed a Report on Form 8-K in connection with the Merlin acquisition on July 10, 1995. The Company reported under Item 2 and Item 7 of Form 8-K.
The Company filed audited financial statements of Merlin Publishing International plc for the fiscal year ended January 31, 1995 and unaudited pro forma financial statements of the Company which give effect to the acquisition of Merlin.

                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE TOPPS COMPANY, INC.
                                        -----------------------
                                               REGISTRANT


                                        /s/   Catherine Jessup
                                      --------------------------------
                                        Vice President-Chief Financial
                                                 Officer





October 10, 1995