Form 10-Q
period 1995-11-25
TOPPS CO INC
filed 1996-01-09
CIK 812076

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 25, 1995
                                                -----------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from____________________to____________________


COMMISSION FILE NUMBER:  0-15817
                         -------

                             THE TOPPS COMPANY, INC.
             (Exact name of registrant as specified in its charter)

      Delaware                                                 11-2849283
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or  organization)                            Identification No.)

  One Whitehall Street, New York, NY                              10004
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


The number of outstanding shares of Common Stock as of January 5, 1996 was 47,047,510.

                             THE TOPPS COMPANY, INC.

--------------------------------------------------------------------------------
                         PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------

ITEM 1.   FINANCIAL STATEMENTS

               Index                                               Page

          Condensed Consolidated Balance Sheets as of
           November 25, 1995 and February 25, 1995                   3

          Condensed Consolidated Statements of Operations
           for the thirteen and thirty-nine weeks ended
           November 25, 1995 and November 26, 1994                   4

          Condensed Consolidated Statements of Cash Flows
           for the thirty-nine weeks ended November 25, 1995
           and November 26, 1994                                     5

          Notes to Condensed Consolidated Financial Statements       6


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                        8



--------------------------------------------------------------------------------
                           PART II - OTHER INFORMATION
--------------------------------------------------------------------------------


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                           9



The condensed consolidated financial statements for the thirteen and thirty-nine weeks ended November 25,1995 included herein have been reviewed by Deloitte & Touche LLP independent public accountants, in accordance with established professional standards for such a review. The report of Deloitte & Touche LLP is included on page 7.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                (Unaudited)
                                                 November        February
                                                 25, 1995        25, 1995
                                                 --------        --------
                                                  (amounts in thousands)

ASSETS
CURRENT ASSETS:
    Cash                                          $ 23,458       $ 17,785
    Accounts receivable - net                       49,223         24,228
    Inventories                                     27,619         27,222
    Income tax receivable                            4,998            552
    Prepaid expenses and other current assets       11,652         10,158
                                                  --------       --------
        TOTAL CURRENT ASSETS                       116,950         79,945
                                                  --------       --------

PROPERTY, PLANT, & EQUIPMENT                        53,314         50,095
    Less:  accumulated depreciation                 21,077         18,131
                                                  --------       --------
        NET PROPERTY, PLANT & EQUIPMENT             32,237         31,964
                                                  --------       --------

INTANGIBLE ASSETS, net of accumulated
    amortization of $32,151 and $30,532             69,523         22,901
OTHER ASSETS                                         1,880          1,514
                                                  --------       --------
        TOTAL ASSETS                              $220,590       $136,324
                                                  --------       --------
                                                  --------       --------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                              $ 23,206       $ 22,396
    Accrued expenses and other liabilities          46,498         25,599
    Current portion of long-term debt                6,200              -
    Income taxes payable                             5,091          1,033
                                                  --------       --------
        TOTAL CURRENT LIABILITIES                   80,995         49,028

LONG-TERM DEBT, less current portion                40,000              -
DEFERRED INCOME TAXES                               14,678          9,630
OTHER LIABILITIES                                    4,122          3,797
                                                  --------       --------
        TOTAL LIABILITIES                          139,795         62,455
                                                  --------       --------

STOCKHOLDERS' EQUITY:
    Preferred stock, par value $.01 per share
      authorized 10,000,000 shares, none issued
    Common stock, par value $.01 per share,
      authorized 100,000,000 shares; issued
      47,502,510 shares, less 455,000 shares
      in Treasury Stock                                475            475
  Additional paid-in capital                        16,812         16,792
  Treasury stock, at cost                           (6,120)        (6,120)
  Retained earnings                                 68,266         61,325
  Cumulative foreign currency adjustment             1,362          1,397
                                                  --------       --------
    TOTAL STOCKHOLDERS' EQUITY                      80,795         73,869
                                                  --------       --------
    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                      $220,590       $136,324
                                                  --------       --------
                                                  --------       --------


See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                  Thirteen  weeks ended            Thirty-nine weeks ended
                                 November       November          November        November
                                 25, 1995       26, 1994          25, 1995        26, 1994
                                 --------       --------          --------        --------
                                        (amounts in thousands, except share data)

Net sales                       $   69,458   $   52,937          $  197,551     $  208,783

Cost of sales                       50,061       39,129             136,601        142,667
                                ----------   ----------          ----------     ----------

   Gross profit on sales            19,397       13,808              60,950         66,116

Royalties and other income             919          923               1,860          2,271
                                ----------   ----------          ----------     ----------

                                    20,316       14,731              62,810         68,387

Selling, general and
  administrative expenses           17,644       12,228              49,361         42,795
                                ----------   ----------          ----------     ----------

   Income from operations            2,672        2,503              13,449         25,592

Interest income (expense), net        (601)         100                (827)           229

Income before provision for
  income taxes                       2,071        2,603              12,622         25,821

Provision for income taxes             774        1,119               5,680         11,103
                                ----------   ----------          ----------     ----------

   Net Income                   $    1,297   $    1,484          $    6,942     $   14,718
                                ----------   ----------          ----------     ----------
                                ----------   ----------          ----------     ----------

Net income per share                 $ .03        $ .03               $ .15          $ .31
Dividends paid per share                 -        $ .07                   -          $ .21

Weighted average shares
outstanding                     47,047,510   47,042,448          47,047,158     47,038,234


See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                        Thirty-nine weeks ended
                                                       November        November
                                                       25, 1995        26, 1994
                                                       --------        --------
                                                        (amounts in thousands)

  Cash provided by (used for) operations:
    Net income                                         $  6,942         $14,718
    Add(subtract) non-cash items included in net
      income:
         Depreciation and amortization                    4,026           3,945
         Deferred income taxes                            1,709          (1,502)

         Change in assets and liabilities net of
           effects from purchase of subsidiary:
              Receivables                                (4,034)         (3,764)
              Income tax receivable                      (4,446)              -
              Inventories                                 1,017          (2,303)
              Prepaid expenses and other current
                assets                                     494             (186)
              Other assets                                (366)               -
              Payables and other current
                liabilities                             (4,139)          (6,081)
              Other liabilities                            194              573
                                                       -------          -------

                Cash provided by operations              1,397            5,400
                                                       -------          -------

 Cash used for investing activities:
    Additions to property, plant and equipment          (1,946)          (3,992)
    Purchase of Merlin, net of cash acquired           (39,998)               -
                                                       -------          -------
                Cash used for investing activities     (41,944)          (3,992)
                                                       -------          -------

Cash provided by (used for) financing activities:
    Proceeds from long-term debt                        50,000                -
    Principal payments on long-term debt                (3,800)               -
    Dividends paid                                           -           (9,878)
    Exercise of employee stock options                      20               27
                                                       -------          -------

                Cash used for financing activities      46,220           (9,851)
                                                       -------          -------

Net increase in cash                                     5,673           (8,443)
Cash at beginning of year                               17,785           27,737
                                                       -------          -------
Cash at end of quarter                                 $23,458          $19,294
                                                       -------          -------
                                                       -------          -------

Supplemental information:
    Interest paid                                      $ 1,067          $    84
    Income taxes paid                                  $ 8,343          $ 9,789


See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    THIRTY-NINE WEEKS ENDED NOVEMBER 25, 1995



1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed interim consolidated financial statements have been prepared by The Topps Company, Inc. and subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, which are, in the opinion of management, considered necessary for a fair presentation. These statements do not include all information required by generally accepted accounting principles to be included in a full set of financial statements. Operating results for the thirteen and thirty-nine weeks ended November 25, 1995 and November 26, 1994 are not necessarily indicative of the results that may be expected for the year ending March 2, 1996. For further information refer to the consolidated financial statements and notes thereto in the Company's annual report for the year ended February 25, 1995.

2.   ACQUISITION

     On July 6, 1995, the Company acquired 100% of the shares of Merlin Publishing International Limited ("Merlin"), a privately-held U.K. publisher and marketer of sticker and album collections (the "Acquisition"). The purchase price for the Acquisition was $46,244,700. The Company financed the Acquisition using a $50 million term loan with a five-year amortization schedule provided by a syndicate of banks. Interest rates under the loan are variable and are a function of short-term indices and the Company's consolidated leverage ratio. The current interest rate is LIBOR plus 125 basis points.

     The Acquisition has been accounted for using the purchase method of accounting. The cost of the Acquisition has been allocated to tangible and intangible assets acquired and liabilities assumed based upon management's estimate of their respective fair values at the acquisition date as adjusted through November 25, 1995 to reflect additional reserves for product returns. Management is presently finalizing its estimate of these respective fair values and may make further refinement if required. The excess of purchase price over the fair value of the net assets acquired (goodwill) is being amortized on a straight-line basis over a forty year period.

3.   QUARTERLY COMPARISON

     Management believes that quarter-to-quarter comparisons of sales and operating results are affected by a number of factors, including the timing of product introductions and variations in shipping and factory scheduling requirements. Thus, annual sales and earnings amounts are unlikely to consist of equal quarterly portions.

4.   INVENTORIES


                                       (Unaudited)
                                        November      February
                                        25, 1995      25, 1995
                                        --------      --------
                                        (amounts in thousands)

        Raw materials                   $ 7,695        $ 9,683
        Work in process                   3,349          3,738
        Finished products                16,575         13,801
                                        -------        -------
          Total                         $27,619        $27,222
                                        -------        -------
                                        -------        -------


INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors and Stockholders
The Topps Company, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of The Topps Company, Inc. and subsidiaries as of November 25, 1995, and the related condensed consolidated statements of operations and cash flows for the thirteen week and thirty-nine week periods ended November 25, 1995 and November 26, 1994. These financial statements are the responsibility of the Company's management.


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



December 13, 1995
New York, New York

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net sales for the third quarter of fiscal 1996 increased 31.2% to $69,458,000 from 52,937,000 for the same period last year. Sales growth was attributable in part to the acquisition of Merlin Publishing International Limited ("Merlin") completed in July, as well as to increased sales in the Company's entertainment and confectionery businesses. Sales of sports card products were down versus a year ago as a result of continued softness in the card industry.


Net sales for the first nine months of fiscal 1996 decreased 5.4% to $197,551,000 from $208,783,000 for the same period last year. This decline resulted from lower shipments of sports card products, principally baseball and basketball, reflecting decreased demand for these products during the period. The sports card decline was partially offset by sales increases in the Company's entertainment and confectionery businesses and the impact of the Merlin acquisition.

Gross profit as a percentage of net sales for the third quarter increased to 27.9% from 26.1% for the same period last year. This margin improvement reflects lower domestic material, labor and overhead costs relative to sales and continued reduction in absolute dollars of the provision for inventory obsolescence. For the first nine months, the gross profit margin decreased to 30.9% from 31.7% last year. For this period, although labor, material, overhead and obsolescence costs were lower, they increased as a percentage of net sales due to lower sales volume.

Selling, general and administrative expenses as a percentage of net sales for the third quarter of fiscal 1996 increased to 25.4% from 23.1% for the same period last year primarily as a result of increased advertising expenditures overseas. For the nine-month period, selling, general and administrative expenses as a percentage of net sales increased to 25.0% from 20.5% for the same period a year ago. This increase was due to higher advertising and overhead costs as well as the overall decline in net sales.

Interest expense, net of interest income, was $601,000 and $827,000 for the third quarter and the first nine months of fiscal 1996, respectively. This expense reflects interest costs associated with the Merlin acquisition of $858,000 for the quarter and $1,381,000 for the nine-month period.

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

Effective tax rates were 37.4% for the third quarter and 45.0% for the nine months of fiscal 1996 versus 43.0% for both periods last year. The favorable tax rate for the third quarter was due to an adjustment to the full-year tax rate which was reflected in the third quarter. For the nine months, the higher tax rate was driven by the Merlin acquisition.

Net income for the third quarter of fiscal 1996 was $1,297,000 or $0.03 per share, as compared with $1,484,000 or $0.03 per share for the same period last year. For the first nine months of fiscal 1996, net income was $6,942,000 or $0.15 per share, as compared with $14,718,000 or $0.31 per share for the first nine months of fiscal 1995.

Management believes that given $23,458,000 of cash on hand as of November 25, 1995 plus, if necessary, the Company's additional borrowing capacity, the Company has adequate means to meet its working capital, capital expenditure, interest and principal repayment requirements for the foreseeable future.

                             THE TOPPS COMPANY, INC.

                                     PART II

                                OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits as required by Item 601 of Regulation S-K

* 10.25 - Retail Product License Agreement with the NBA Properties, Inc. dated July 25, 1995.

  10.26 - Corporate Guaranty in favor of the Bank of Scotland.



* Certain portions of this agreement have been omitted and are the subject of a confidential treatment request filed with the Securities and Exchange Commission.

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


                                             THE TOPPS COMPANY, INC.
                                             -----------------------
                                                  REGISTRANT


                                             /s/  Catherine Jessup
                                           -------------------------------
                                           Vice President-Chief Financial
                                                        Officer



January 8, 1996