Form 10-K405
period 1996-03-02
TOPPS CO INC
filed 1996-05-24
CIK 812076

- --------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X]                   ANNUAL REPORT PURSUANT TO SECTION 13
         OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                     For the fiscal year ended March 2, 1996

                                       OR

[ ]                    TRANSITION REPORT PURSUANT TO SECTION
      13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                For the transition period from _______ to _______

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

           Securities registered pursuant to Section 12(b) of the Act:
                                 Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock par value $.01
                                (Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

  The aggregate market value of Common Stock held by non-affiliates as of May 17, 1996 was approximately $276,000,000.

    The number of outstanding shares of Common Stock as of May 17, 1996 was 47,047,510.

                  Documents incorporated by reference                   Part
                  -----------------------------------                   ----

Annual Report to Stockholders for the Year Ended March 2, 1996         I,II,IV
Proxy Statement for the 1996 Annual Meeting of Stockholders              III

- --------------------------------------------------------------------------------

                                     PART I


ITEM 1. BUSINESS

General Development

     The Topps Company, Inc. was incorporated in Delaware on February 24, 1987. The Company is the successor to Topps Chewing Gum, Incorporated, which was established as a partnership in 1938 and was incorporated under the laws of New York in 1947. All references in this Annual Report on Form 10-K to "Topps" or the "Company" are to The Topps Company, Inc. and its subsidiaries.

     Topps is a leading marketer of collectible picture products featuring sports figures as well as popular television, movie and/or comic book characters. The Company also produces and distributes BAZOOKA brand bubble gum as well as unique lollipops, such as RING POP and PUSH POP, other novelty candy products, comic books and sticker albums.

     On July 6, 1995, the Company acquired Merlin Publishing International Limited ("Merlin"), a U.K.-based publisher and marketer of licensed collectibles, primarily sticker and album collections and, to a lesser extent, trading cards and temporary tattoos. Merlin has subsidiaries in France, Spain, Italy and the Netherlands (which also serves Germany, Belgium and other countries).

     The Company has expanded its international operations over the last several years, including establishing new subsidiaries in Canada and Mexico in fiscal 1996 and Brazil in fiscal 1997. The Company currently distributes in over thirty-five countries and has employees in nine and manufacturing licensees in seven international markets.

     According to industry statistics, the sports card category continued to contract in calendar 1995. The Company believes that the number of collectors declined and that those who remained spent less. There are several reasons for this: product and brand proliferation which led to consumer confusion and oversupply, labor strife which left fans feeling disenfranchised, a competitive rise in other sports-related merchandise choices and a reduction in retailer support. Although further declines may occur over the near term, the Company believes that these negative industry trends will moderate over the longer term.

- ----------
Trademarks of The Topps Company, Inc. and Subsidiaries appearing in this report:
BAZOOKA, BAZOOKA BURSTS, BAZOOKA JOE, BAZOOKA SOFT, BOWMAN, GARBAGE PAIL KIDS, JUICE BAR, MARS ATTACKS, MERLIN, PUSH POP, RING POP, ROLLER POP, TONGUE SUCKER, TOPPS, TOPPS ARCHIVES, TOPPS BABY WILD ANIMALS, TOPPS FINEST, TOPPS GALLERY, TOPPS STADIUM CLUB, TRIPLE BLASTS and WACKY PACKAGES.

Products

     Sports Picture Products. The Company is a leading marketer of collectible picture products featuring major league baseball players and professional basketball, football and hockey players. Such products feature photographs of the athletes and include summary statistics and biographical material.

     Over the years, sports picture cards have been marketed in packages with and without bubble gum. The Company also markets sports picture cards in various size packages, as well as complete sets, for distribution through a variety of trade channels.

     The Company issues several new series of baseball, basketball, football and hockey picture products each year. Each season, products contain new players, copyrighted designs and photographs and updated statistics.

     The Company distributes several brands of sports cards under the names TOPPS, TOPPS STADIUM CLUB, TOPPS ARCHIVES, TOPPS FINEST, BOWMAN, and BAZOOKA. Each brand of sports cards has its own unique positioning in the marketplace and is designed to appeal to certain groups of consumers. All brands of sports cards are of a high-quality and feature laminated paperboard and state-of-the-art reproduction techniques. Certain brands feature borderless cards and also contain foil stamping. Prices range from a suggested retail price of $0.50 per pack for popular-priced BAZOOKA baseball cards to a suggested retail price of $5.00 per pack for the TOPPS FINEST brand.

     In 1996, the Company plans to introduce TOPPS GALLERY, a brand designed exclusively for the hobby trade featuring sports hero photographs of premium quality and state-of-the-art printing. Cards containing new technologies including laser-cutting and gold-gilt edges, will also be rolled out over the next year.

     In December 1995, the Company signed a joint venture agreement with a technology company, Data Systems & Software, Inc., to manufacture and distribute sports-oriented CD-ROMs. The joint venture intends to begin marketing its first product line in the fall of 1996 and will utilize the Topps trademark pursuant to a license agreement between the parties.

     Entertainment and Other Picture Products. The Company's activities in this area began in the 1950's. Since then, the Company has marketed many of the dominant entertainment card properties of the time, including Hopalong Cassidy, Davey Crockett, The Beatles, Star Wars, Michael Jackson, E.T., Indiana Jones, Batman, Teenage Mutant Ninja Turtles, Jurassic Park and The X-Files. Occasionally, the Company has also created products detailing events of national interest or parodying popular brands and properties such as Desert Storm, WACKY PACKAGES and GARBAGE PAIL KIDS. From time to time these "parody products" have involved the Company in litigation, although such litigation has not had a material adverse effect on the consolidated financial position of the Company.

     In 1996 the Company expects to introduce a number of entertainment card products, featuring new merchandisable properties along with some of the most prominent brands in the entertainment field. This spring, the Company will market its first series of Goosebumps trading cards, based on the best-selling line of books from R.L. Stine. To date, over 65 million Goosebumps books have been sold and it is also the subject of a popular T.V. series.

     For the summer movie season, the Company will produce cards based on two major film releases, Independence Day and Dragonheart. During the year, the Company will also continue to market its popular line of Star Wars and X-Files trading cards, which continue to demonstrate great vitality and represent two of the strongest entertainment franchises in the card collecting community.

     In addition, the Company plans to market cards and comics based on one of its self-created properties, MARS ATTACKS. Last year Warner Bros. optioned the movie rights to MARS ATTACKS, which is currently in production and scheduled to be released in December 1996. The film will be directed by Tim Burton and will feature a star-studded cast including Jack Nicholson, Pierce Brosnan and Annette Bening.

     The success and life cycle of each of Topps' entertainment and other picture products depends on consumer interest in its underlying subject matter and the Company's ability to achieve and maintain distribution in the marketplace.

     Magazine and Book Publishing. The Company is currently publishing two quarterly magazines. Star Wars Galaxy magazine features, among other things, interviews with popular Star Wars artists, excerpts of new works of Star Wars fiction, new Star Wars product offerings and general information regarding the continuing Star Wars saga. A special twentieth anniversary commemorative magazine is scheduled to be published in February 1997. The Company's quarterly X-Files magazine caters to the devoted followers of the television series, focusing on interviews with the creators of the property, cast members and other individuals associated with this popular show.

     From time to time, the Company also publishes and distributes single issues of fan souvenir and poster magazines based on subjects of current interest in the entertainment field.

     Comic Books. Through its subsidiary, Topps Comics, Inc., the Company creates and markets high-quality color comic books for distribution in specialty shops and newsstands. During 1995, more than 40 different comic books featuring titles such as X-Files, Jurassic Park and MARS ATTACKS were published. In 1996, the Company will publish fewer titles, focusing greater attention on its stronger properties and removing non-performing lines from the publishing program.

     Stickers and Albums. The Company designs and markets sticker and album collections in Europe through its subsidiary, Merlin, acquired in July 1995.

     Merlin's product line includes a combination of sports and entertainment properties. These sticker collections are the popular medium for licensed collectibles in Europe and many other parts of the world. All the stickers display photos, images or characters from licensed properties. The stickers are placed in designated places in the associated album, which usually contains more detailed information about the property or characters. Currently, U.K. Premier League soccer is Merlin's most prominent sticker and album collection. The Premier League contract runs through 1997.

     Merlin's other collections are entertainment-related. In 1995, Merlin marketed over 35 different properties throughout Europe, some in multiple languages, formats and series. Examples of licenses for entertainment properties held in 1995 include Power Rangers, Batman Forever and Baywatch.

     BAZOOKA Brand Bubble Gum. The Company has been marketing BAZOOKA brand bubble gum since 1947. Traditional chunk BAZOOKA bubble gum is produced in individually-wrapped rectangular pieces in nine flavors and is sold in five-cent and ten-cent sizes. In the United States and many foreign countries, each piece of BAZOOKA brand bubble gum includes a comic printed in the appropriate language and usually featuring BAZOOKA JOE, a copyrighted cartoon character created by the Company in 1953.

     The Company also sells sugarless BAZOOKA SOFT, which differs from the traditional chunk BAZOOKA bubble gum primarily in its texture, flavor release and non-stick formula, and BAZOOKA BURSTS, introduced during 1994 --a bubble gum product manufactured with flavor crystals designed to enhance flavor impact and extend its duration.

     Multiple piece packs of BAZOOKA include a six-piece pack of soft sugarless bubble gum, a ten-piece pack, and forty-five and seventy-five count bags of traditional chunk BAZOOKA. These packages were designed for distribution in supermarkets, convenience stores, drug store chains and other mass merchandisers.

     Lollipops. The Company markets several lollipop products throughout the United States and many foreign countries. Products include RING POP (a lollipop made of candy molded into the form of an exaggerated precious gem stone, anchored to a plastic ring) and PUSH POP (a cylinder-shaped lollipop packaged in a plastic container with a removable cap, designed to enable consumers to eat a portion of the pop and save the rest). Recent introductions of new lollipop products include ROLLER POP (a pop in the shape of a paint roller overwrapped in a plastic tray with a packet of fruit-flavored, mouth-coloring powder into which the pop is rolled), TRIPLE BLASTS (a ball-shaped pop on a stick that changes color and flavor three times, and has a bubble gum center) and TONGUE SUCKER (a tongue-shaped pop on a stick with plastic lips).

     Other Novelty Candy Products. The Company markets a line of candy and candy-coated bubble gums which consists of a variety of specialty products in unusual motifs and packages. Examples of these products include JUICE BAR, a flavored candy-coated bubble gum packaged in miniature juice cartons. From time-to-time, the Company introduces candy and/or gum-filled container products replicating licensed characters and themes. For example, during the past few years, the Company marketed gum-filled plastic containers shaped like characters from the movie and cartoon series Batman Forever, Jurassic Park, The Flintstones, Casper and Power Rangers. These container products provide entertainment value and are designed for impulse purchase.

     Other Collectibles. In 1995, the Company obtained the rights to produce a range of small plastic collectible puppies under the name Puppy In My Pocket. The series consists of 24 different puppies each packaged and sold separately. Included with the puppy is a candy bone and a card describing the breed. In 1996, the Company intends to introduce TOPPS BABY WILD ANIMALS, a range of small collectible jungle and wildlife animals. These products leverage the Company's strengths in distributing collectible products.

     For a schedule of net sales by major product group for the past three fiscal years, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 7 of the Company's Annual Report to Stockholders for the year ended March 2, 1996 (the "Annual Report"), which is hereby incorporated by reference.

Distribution and Marketing

     The Company's products are sold throughout the United States and in many foreign countries. U.S. sales are made by the Company's own sales force and several independent brokerage firms to more than 2,000 wholesale tobacco and confectionery jobbers, hobby distributors, wholesale clubs, newsdealers, mass merchandisers and direct-buying chains of convenience, drug, variety, discount and toy stores. Sales to more than 450 grocery wholesalers and direct buying chains of supermarkets are made through independent brokerage firms. Sales to more than 5,000 collectible products dealers and hobby shops are made by direct mail solicitation.

     While the Company's sales in Europe historically have been handled by the Topps Ireland Ltd. ("TIL") subsidiary, the acquisition of Merlin provided an opportunity to expand distribution of confectionery products and to combine the sales and distribution efforts of Merlin and TIL. As a result, sales of both confectionery products and collectibles in the U.K. are now handled by a dedicated sales force which calls on major chains as well as wholesalers selling to independents. Together, the salesforce and wholesalers reach approximately 50,000 retail news and confectionery outlets in the U.K. Elsewhere in Europe, sales are primarily through candy and snack food distributors as well as through newstrade agents or distributors. In some markets, such as Germany and the Netherlands, national distributors are used. In others, such as Italy and France, a more regional approach is taken. In all cases, the distributors and agents are managed closely by a Topps manager from the appropriate local subsidiary.

     The Company develops products for exclusive distribution in the U.S. hobby channel of trade. Recent examples include TOPPS ARCHIVES, a brand of sports cards which capitalizes on the Company's heritage of marketing baseball cards since 1951 and TOPPS GALLERY which features unique, top-quality sports star photographs.

     The Company utilizes category management programs aimed at improving the retail merchandising of its cards and confectionery products. The programs provide the retailer with information designed to increase shelf space as a result of the relatively high levels of sales and profitability of these products. The programs also provide guidance to the retailer as to the optimal placement and promotion of products.

     Traditionally, the Company has relied on the popularity of its sports and other licensed products and the consumer recognition of its brand names in order to promote its products. In addition, as described above, the Company has often become a licensee for characters and personalities with well-publicized and well-advertised names. Similarly, picture products based on movies have relied on the extensive national promotional campaigns for these films. The Company also uses print advertising on its own product wrappers and promotional insert cards to increase consumer awareness of its products and promotions.

     The Company also utilizes a variety of promotional activities, including television, radio and print advertising campaigns, designed to create consumer awareness and increase retail sales of its products, particularly TOPPS and TOPPS STADIUM CLUB brand sports cards and RING POP and PUSH POP lollipops. Advertising and promotional expenditures as a percentage of net sales for the fiscal years ended in 1994, 1995 and 1996 were 4.8%, 6.8% and 7.8%, respectively.

     Approximately two-thirds of the Company's sales are made on a returnable basis. Industry practices require that the Company provide the right to return on sales of sports card products excluding those to hobby dealers, on comic book products sold to mass merchandisers and on most of Merlin's sales of stickers and albums. Returns considerably in excess of the Company's returns provisions could have a material adverse effect on the Company. Return provisions as a percentage of gross sales for the fiscal years ended 1994, 1995 and 1996 were 11.1%, 10.9% and 16.5%, respectively.

     Direct Response. The Company has a direct response membership club through which it markets exclusive, special sets of TOPPS STADIUM CLUB baseball, football, basketball and hockey cards. The Company also markets additional card sets and other products directly to such membership as well as to other consumers.

Production

     Photographs of athletes are normally taken by photographers under contract with the Company or by free-lance photographers on special assignment. In addition, certain photography is provided by the organization representing the leagues and their member teams. Pictures of entertainment subjects are normally furnished by the licensor or created by artists retained by the Company. Computerized graphic artwork and design development for all the Company's products is done by staff artists and through independent design agencies under the Company's direction. The Company's Graphic Services Department also utilizes state-of-the-art computerized technology to enhance and color-correct photography, and computer imaging to create interesting and unusual backgrounds and visual effects.

     High-quality paperboard is sent directly to outside printers by the Company's suppliers. Pictures are printed utilizing a variety of techniques and state-of-the-art presses, including waterless printing, which allows for a tighter line screen resulting in sharper and more intense photo reproduction. Large sheets of printed cards are then often sent to additional suppliers who foil stamp and UV (ultra violet) coat the sheets before they are delivered to the Company's factories in Duryea, Pennsylvania and the Republic of Ireland, where they are then cut into individual pictures, collated and wrapped, sometimes with the insertion of gum into each package.

     Gum base constituents, sweeteners, flavors and other ingredients are manufactured into bubble gum at the Company's factories in Duryea, Pennsylvania and the Republic of Ireland. RING POP is manufactured from sweeteners, flavors and other ingredients at the Company's Scranton, Pennsylvania factory. PUSH POP, some RING POP and certain other candy products are manufactured to the Company's specifications abroad, by outside suppliers, and delivered to the Company as finished product.

     Merlin's sticker products are sourced from a single supplier in Italy, with which the Company has a five-year agreement containing certain exclusivity provisions. Based on Merlin's historical and anticipated growth, the supplier is expanding its capacity. If this relationship were to end, the Company believes that there would be other suitable sources available to meet its requirements.

     Sweeteners, flavors, gum ingredients, paperboard, packaging materials, foil stamping and UV coating are required to manufacture the Company's products and are generally available. The Company does not rely on a single producer for any of these ingredients or processes except for a few gum base constituents and paperboard. Alternate suppliers are available to substitute for these single sources, although some adjustment in product specification would be required. PUSH POP is manufactured by a single supplier in factories located in Taiwan, Thailand and the Republic of China. The loss of one or more of these sources of supply due to civil unrest or any other reason could have a significant impact on sales of PUSH POP until an alternate source could be arranged.

Trademarks and License Agreements

     The Company considers its trademarks and license agreements to be of material importance to its business. The Company's principal trademarks have been registered in the United States and many foreign countries where its products are sold. The sports picture products marketed by the Company are all based on rights under license agreements with individual athletes and/or their players' associations, as well as the licensing bodies of the professional sports leagues. These agreements cover the following sports: Major League Baseball, NBA Basketball, NFL Football, NHL Hockey and Premier League soccer. The Company's inability to successfully renegotiate its Major League Baseball, NBA Basketball, NFL Football or Premier League soccer agreements upon expiration, or the loss of any of these license agreements, could have a material adverse effect on the Company.

     The Company has an individual license agreement with virtually every major league baseball player. Each baseball player's license agreement is initially for four major league baseball seasons and may be extended for additional seasons as rights are used, if the player and the Company agree. Typically, these agreements are extended annually. Among the rights the Company receives are rights to use a player's name, picture, facsimile signature and biographical description in the form of two or three dimensional pictures, trading cards, postcards, stickers, stamps, transfers, decals, medallions or coins, each within certain size limitations, provided such products are marketed alone or with chewing gum or candy. The licenses granted to the Company by athletes permit the athlete to grant others rights to the use of his name, picture and facsimile signature on other products, including collectible picture cards sold alone or with products other than gum and (with certain exceptions) candy. The Company has a related agreement with the Major League Baseball Players Association, which governs certain terms of the individual player contracts (and which expires in January 1998) and an agreement with Major League Baseball Properties, Inc., which covers the use of the names and insignias of the baseball teams and leagues in connection with its baseball picture products and which expires at the end of the year 2000. The Company conducts a related active licensing program with minor league baseball players and continuously seeks to supplement its relationship with the baseball community by personal visits and corporate identification. The Company considers such relationships to be good and to be of great importance to it.

     The Company also enters into license agreements with entertainment companies to produce certain products. The terms of such contracts depend on a variety of factors. Total royalty expense under the Company's sports and entertainment licensing contracts for the fiscal years ended in 1994, 1995 and 1996 was $41,898,000, $35,967,000 and $34,614,000, respectively. See Note 15 of
Notes to Consolidated Financial Statements in the Annual Report, which is incorporated herein by reference, for a description of minimum guarantee payments required under the Company's existing sports contracts.

International Licensing Operations

     The Company, which licenses its technology and trademarks, currently has license agreements with manufacturers in seven foreign countries to manufacture and distribute the Company's products. These licensees have the right to sell licensed products in countries of their location and, in certain instances, other countries as well. The Company receives royalties from its licensees based on sales of licensed products and certain non-Company brands. Prior to fiscal 1996, the licensee in Canada accounted for the largest percentage of the Company's royalty income. That license was amended, however, to remove the licensee's rights with respect to collectible picture products. As a result, beginning in March 1995 the Company marketed and distributed these products directly in Canada through Topps Canada Inc., its then newly-formed wholly owned subsidiary. The balance of the Canadian license expires in 1998. In addition, in April 1996, the Company's licensing agreement with Productos Stani for the sale of BAZOOKA in Argentina expired, and Productos Stani became the owner of the BAZOOKA trademark in Argentina.

     Royalties are generally based on sales volume in local currency and are payable in United States dollars. The Company's royalties from international operations are subject to foreign currency fluctuations and, in some cases, exchange control regulations which restrict the conversion of funds to United States dollars and the transfer of dollars to the United States, as well as other restrictions. Although the Company has from time-to-time experienced delays in the receipt of payment for royalties from various licensees because of foreign exchange control regulations, to date, such regulations have not materially affected the Company's results of operations.

Competition

     The Company competes for sales as well as counter and shelf space with large corporations in the food, candy, publishing, toy and other industries. Many of these corporations have substantially greater resources than the Company. More narrowly, the Company competes with other companies, large and small, which market gum and candy, and with a number of collectible picture product companies for the spending money of children and adult collectors. The Company believes that the industries in which it operates are highly competitive.

Seasonality

     The Company's domestic sports picture products are sold throughout the year, spanning the four major sports' seasons in which the Company participates, i.e., baseball, football, basketball and hockey. Sales of entertainment card products tend to be driven by the property on which they are based, often peaking with the release of a movie or rise in popularity of a television program. Sales of confectionery products are relatively stable throughout the year, although they are impacted by the introduction of new products and the use of consumer advertising which can occur at any point in the year. Merlin's sales are driven largely by the shipment of products relating to Premier League soccer, with much of the sales activity occurring in January and February.

Environment

     The Company believes that it is in compliance in all material respects with existing federal, state and local regulations relating to the protection of the environment. Such environmental regulations have not had a material impact on the Company's capital expenditures, earnings or competitive position.

Employees

     During fiscal 1996, the number of Company employees varied from approximately 800 to 1030 people, of whom about 400 to 625 were engaged in production, depending on production requirements. All of the production employees at the Company's Pennsylvania factories are represented by one union under a collective bargaining agreement. The current contract expires in June 1996, but can be extended through December 1996 at the Company's option. All of the production employees at the Company's factory in the Republic of Ireland are represented by unions. The Company considers its employee relations to be good.

Cautionary Statements

     In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby filing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in any forward-looking statements of the Company made by or on behalf of the Company, whether oral or written. The Company wishes to ensure that any forward-looking statements are accompanied by meaningful cautionary statements in order to maximize to the fullest extent possible the protections of the safe harbor established in the Reform Act. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors, among others, that could cause the Company's actual results to differ materially from those projected in forward-looking statements of the Company.

1.   Dependence on Licenses

     The Company's trading card and sticker and album businesses are highly dependent upon licensing arrangements with third parties. These licenses, which have varying expiration dates, are obtained from entertainment companies, the various professional sports leagues, players associations and, in certain instances, the players themselves. The Company's inability to renew or retain these licenses, or the lack of vitality of these licenses, could materially affect its future plans and results.

2.   Contraction in Sports Card Industry and Competition

     The Company believes that the sports card industry continued to contract during calendar 1995. That contraction, caused in part by product and brand proliferation and labor strife, has resulted in an increasingly competitive environment in the sports card industry. Further prolonged and material contraction in the sports card industry could materially affect the Company's future plans and results.

3.   Returns

     Approximately two-thirds of the Company's sales are made on a returnable basis. Although the Company maintains provisions for returns, returns considerably in excess of the Company's provision could materially affect its future plans and results.

4.   Leverage

     On June 30, 1995 the Company entered into a $65 million credit facility (the "Credit Agreement") with a syndicate of banks. The Credit Agreement consists of a $50 million term loan used to finance the acquisition of Merlin, a $2 million letter of credit facility and a $13 million revolving credit facility to be used for working capital and general corporate purposes. The Credit Agreement contains restrictions and prohibitions of a nature generally found in loan agreements of this type (including restrictions on the ability to pay dividends) and requires the Company, among other things, to comply with certain financial covenants. Although the Company was in compliance with such financial covenants at March 2, 1996, there can be no assurance that the Company will continue to be in compliance with such covenants, or as to the impact of any such failure on the Company.



Financial Information About Industry Segments, Foreign and Domestic Operations and Export Sales

The Company operates in one business segment which is the manufacture and sale of collectible picture and confectionery products, including the licensing of its technology and trademarks. Geographic area information contained in Note 12 of the Notes to Consolidated Financial Statements included in the Annual Report is hereby incorporated by reference.

Executive Officers of the Company

     The information required by this item with respect to the directors of the Company and as to those executive officers who are also directors appearing in the Proxy Statement for the annual meeting of stockholders scheduled to be held on June 26, 1996 ("1996 Proxy Statement") is hereby incorporated by reference thereto. Set forth below is information required by this item covering the other executive officers of the Company.

          Name                       Position with the Company and business
          ----                        experience during the past five years
                                      -------------------------------------

Ronald L. Boyum               Vice President-Marketing and Sales of the Company
                              since March 1995, Vice President- Sales and Sports
                              Marketing of the Company since April 1994 and Vice
                              President-Sales since April 1990. Mr. Boyum is 44 years of age.

Michael P. Clancy             Vice President of the Company since February 1995.
                              Mr. Clancy has been Managing Director of Topps
                              Ireland since July 1990 and General
                              Manager-Manufacturing Operations prior thereto.
                              Mr. Clancy is 41 years of age.

Michael J. Drewniak           Vice President-Manufacturing of the Company since
                              March 1991. Mr. Drewniak held the position of General Manager-Manufacturing Operations prior thereto. Mr. Drewniak is 59 years of age.

Ira Friedman                  Vice President-Publishing and New Product
                              Development of the Company since September 1991.
                              Mr. Friedman joined the Company in October 1988 as
                              Director of New Product Development. Mr. Friedman is 42 years of age.

          Name                       Position with the Company and business
          ----                        experience during the past five years
                                      -------------------------------------

Jeffrey M. Goodman            Vice President - Sales of the Company since
                              October 1995. Prior to joining the Company, Mr.
                              Goodman was Vice President, Sales and Marketing of
                              Lincoln Snacks Company, Inc. (a snack food company) from October 1992 to October 1995. Mr.
                              Goodman held various positions with Nestle Food
                              Company (a food products company) from 1986 to 1992. Mr. Goodman is 37 years of age.

Catherine K. Jessup           Vice President - Chief Financial Officer of the
                              Company since July 1995. Prior to joining the Company, Ms. Jessup held a number of positions with PepsiCo (a food products company) from 1981 to July 1985 including Director of Planning and C.F.O. PepsiCo Wines and Spirits. Ms. Jessup is 40 years of age.

Steven Kosoff                 Vice President-Marketing--New Products of the
                              Company since April 1994. Mr. Kosoff held the position of Vice President-Marketing --Sports from September 1991. Mr. Kosoff held the position of Director of Marketing prior thereto. Mr. Kosoff is 47 years of age.

William G. O'Connor           Vice President - Administration of the Company
                              since September 1991. Mr. O'Connor was an
                              Assistant Secretary of the Company from June 1982 until June 1994. Mr. O'Connor is 47 years of age.

John Perillo                  Vice President-Operations of the Company since
                              April 1995 and Vice President-Controller and Chief
                              Financial Officer of the Company from April 1990 to July 1995. Mr. Perillo is 39 years of age.

Thomas R. Pisano              Vice President-International of the Company since
                              February 1995. Prior to joining the Company, Mr.
                              Pisano was Vice President-Global New Business
                              Development of Avon Products, Inc. (a beauty products company) from December 1992. Mr. Pisano held various positions with Avon Products, Inc.
                              from 1987 to February 1995. Mr. Pisano is 51 years of age.

          Name                       Position with the Company and business
          ----                        experience during the past five years
                                      -------------------------------------

Scott Silverstein             Vice President-General Counsel of the Company
                              since February 1995. Mr. Silverstein held the position of General Counsel from July 1993 until February 1995. Prior to joining the Company, Mr.
                              Silverstein was an attorney with the law firm of Hutton Ingram Yuzek Gainen Carroll & Bertolotti from April 1990 until July 1993. Prior thereto, he was an attorney with the law firm of Shea & Gould.
                              Mr. Silverstein is the son-in-law of Mr. Shorin, the Company's Chairman of the Board. Mr.
                              Silverstein is 34.

Peter Warsop                  Managing Director of Merlin Publishing
                              International Limited since July 1995 and Managing
                              Director of Merlin Publishing Group since the formation of Merlin in 1989. Mr. Warsop is 49 years of age.

ITEM 2. PROPERTIES

     The location and general description of the principal properties owned or leased by the Company are as follows:

                                                                                                      Owned or Leased;
                                                                            Area/Facility                If Leased,
          Location                      Type of Facility                   Square Footage              Expiration Year
          --------                      ----------------                   --------------              ---------------

    Duryea, Pennsylvania               manufacturing plant                     389,000                      Owned
                                           and office

   Scranton, Pennsylvania              manufacturing plant                      41,000                      Owned

    County Cork, Ireland               manufacturing plant                     101,000                      Owned
                                           and office

     New York, New York                 executive offices                       60,000                  Leased; 2010

   Milton Keynes, United                warehouse/office                        10,000                  Leased; 2014
          Kingdom

     The Company believes that, in general, its facilities are in good repair and provide suitable production capacity for its needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     Beginning in late January 1993, the Company was named as a defendant in three civil class actions in the United States District Court for the Eastern District of New York entitled Snapp et al. v. The Topps Company, Inc. et al., No. CV 93-0347 (E.D.N.Y.) (filed January 26, 1993), San Filippo v. Topps Co., Inc. et al., No. CV 93-0401 (E.D.N.Y.) (filed January 28, 1993) and Farr v. Topps Co., Inc. et al., No. CV 93-0496 (E.D.N.Y.) (filed February 3, 1993) (collectively, the "Actions"). The Actions allege, among other things, that the Company and certain of its officers and/or directors made materially false and misleading statements, or omitted to state material facts, with respect to the Company's operations, financial condition and future prospects, and assert a variety of claims based, among other things, on Section 10(b) of the Securities Exchange Act of 1934 and common law theories of fraud and negligent misrepresentation. The Company has agreed in principle, with both the plaintiffs and the Company's insurer, to a settlement of the Actions, subject to the final negotiation and execution of a Settlement Agreement and approval of the Court. Under the proposed settlement, the Company would pay an aggregate amount of $485,000, with additional sums to be paid to the plaintiffs by the Company's insurer.

     Except for the Actions, the Company knows of no material litigation or proceeding pending to which the Company is a party or affecting any of its properties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Reference is made to the data appearing on page 31 of the Annual Report under the heading "Market and Dividend Information" which is hereby incorporated by reference.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     Reference is made to the data appearing on page 32 of the Annual Report under the heading "Selected Consolidated Financial Data" which is hereby incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the data appearing on pages 7 through 10 of the Annual Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" which is hereby incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the data appearing on pages 11 through 31 and to the Report of Independent Public Accountants appearing on page 31 of the Annual Report which are hereby incorporated by reference.

ITEM 9. CHANGES IN ACCOUNTANTS AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     Information required by this item appears in Part I of this Report on Form 10-K under the heading "Executive Officers of the Company" and in the 1996 Proxy Statement and is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information required by this item appears in the 1996 Proxy Statement and is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item appears in the 1996 Proxy Statement and is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item appears in the 1996 Proxy Statement and is hereby incorporated by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1&2) Financial Statements and Financial Statement Schedules

     See index on page 21.

(3)  Listing of Exhibits

     See index on pages 22-24.

(b)  Reports on Form 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 23, 1996                                  THE TOPPS COMPANY, INC.
                                                     ------------------------
                                                            Registrant



                                          /s/ Arthur T. Shorin
                                          --------------------
                                           Arthur T. Shorin
                                        Chairman of the Board and
                                         Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed on the 23rd day of May, 1996 by the following persons on behalf of the Registrant and in the capacities indicated.


/s/       Arthur T. Shorin               /s/       Catherine K. Jessup
- ---------------------------------        --------------------------------------
          Arthur T. Shorin                         Catherine K. Jessup
      Chairman of the Board and          Vice President-Chief Financial Officer
       Chief Executive Officer                  (Principal Financial and
    (Principal Executive Officer)                  Accounting Officer)


/s/       Seymour P. Berger              /s/         John J. Langdon
- ---------------------------------        --------------------------------------
          Seymour P. Berger                          John J. Langdon
           Vice President                               President
      Sports  and Licensing and                Chief Operating Officer and
              Director                                  Director


/s/        Allan A. Feder                /s/         David M. Mauer
- ---------------------------------        --------------------------------------
           Allan A. Feder                            David M. Mauer
              Director                                  Director


/s/     Stephen D. Greenberg             /s/         Jack H. Nusbaum
- ---------------------------------        --------------------------------------
        Stephen D. Greenberg                         Jack H. Nusbaum
              Director                                  Director


/s/       Wm. Brian Little               /s/         Stanley Tulchin
- ---------------------------------        --------------------------------------
          Wm. Brian Little                           Stanley Tulchin
              Director                                  Director

                            THE TOPPS COMPANY, INC..
                      FORM 10-K ITEM 14(a)(1), (2) AND (3)
              LIST OF FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS


(a)(1) Index to Financial Statements:

          The following Consolidated Financial Statements included in the Annual Report are hereby incorporated by reference to Item 8.

          Consolidated Statements of Operations -- Years Ended February 26, 1994, February 25, 1995 and March 2, 1996.

          Consolidated Balance Sheets -- February 25, 1995 and March 2, 1996.

          Consolidated Statements of Cash Flows -- Years Ended February 26, 1994, February 25, 1995 and March 2, 1996.

          Consolidated Statements of Stockholders' Equity -- Years Ended February 26, 1994, February 25, 1995 and March 2, 1996.

          Notes to Consolidated Financial Statements.

          Report of Independent Public Accounts.



(a)(2) Index to Independent Public Accountants'
        Report and Financial Statement Schedules                        Page No.

        Report of Independent Public Accountants...........................  S-1

        Schedule  VIII -- Valuation and Qualifying Accounts - Years
        Ended February 25, 1995 and March 2, 1996..........................  S-2

        Schedules other than those listed above are omitted because they are either not required or not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(a) (3) Index to Exhibits



          3.1 - Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company's Report on Form 8-K dated December 3, 1991).

          3.2 - Restated By-laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company's Report on Form 8-K dated December 3, 1991).

          10.1 - 1987 Stock Option Plan and form of Agreement pursuant to 1987 Stock Option Plan (Incorporated by reference to Exhibit
                    10.5 of the Company's Registration Statement on Form S-1 {No. 33-13082}).

          10.2 - Amendment to the 1987 Stock Option Plan dated June 24, 1992 (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 27,
                    1993).

          10.3 - Retirement Plan and Trust as amended and restated effective February 28, 1993 (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 1994).

          10.4    - Vice Presidents' Incentive Bonus Plan.

          10.5 - Supplemental Pension Agreement with Arthur T. Shorin (Incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1 {No. 33-13082}).

          10.6 - Amendment to Supplemental Pension Agreement with Arthur T. Shorin dated May 18, 1994 (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 25, 1995).

          10.7 - License Agreement and Letter Amendment thereto with Major League Baseball Promotion Corporation (Incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended March 2, 1991).

          10.8 - Memorandum of Agreement with Major League Baseball Players Association dated April 10, 1995 (Incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended March 2, 1991).

          10.9 - Settlement Agreement with Major League Baseball Players Association (Incorporated by reference to the Company's Annual

                    Report on Form 10-K for the fiscal year ended February 26,
                    1994).

          10.10 - Employment contract with Arthur T. Shorin (Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-3 {No. 33-43567}).

          10.11 - Amendment to employment contract with Arthur T. Shorin dated May 18, 1994 (Incorporated by reference to Exhibit
                    10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended March 2, 1991).

          10.12 - Stock Option Agreement with Arthur T. Shorin dated March 29, 1995 (Incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended March 2, 1991).

          10.13 - Employment contract with John J. Langdon (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-3 {No. 33-43567}).

          10.14 - Amendment to employment contract with John J. Langdon dated June 23, 1993 (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 1994).

          10.15 - Amendment to employment contract with John J. Langdon dated May 18, 1994 (Incorporated by reference to Exhibit
                    10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended March 2, 1991).

          10.16 - Amendment to employment contract with John J. Langdon dated March 27, 1995 (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 1994).

          10.17 - Retail License Agreement with NBA Properties, Inc. dated July 25, 1995 (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended November 25, 1995).

          10.18 - Agreement of Lease with One Whitehall Company dated February 24, 1994 (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 1994).


          10.19 - 1994 Non-Employee Director Stock Option Plan.(Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 1994).

          10.20 - 1994 Stock Appreciation Rights Agreement with John J. Langdon dated as of March 30, 1994 (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 1994).

          10.21 - Agreement for the acquisition of the issued share capital of Merlin Publishing International plc dated May 17, 1995 (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 25, 1995).

          10.22 - Corporate Guaranty in favor of the Bank of Scotland (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended November 25, 1995).

          10.23 - 1996 Stock Option Plan and form of agreement pursuant to 1996 Stock Option Plan.

          10.24 - Employment Agreement between Peter Warsop and Merlin Publishing Limited dated June 9, 1989.

          10.25 - Amendment to employment agreement between Peter Warsop and Merlin Publishing International plc dated July 6, 1995.

          10.26 - Amendment to employment contract with Arthur T. Shorin dated May 22, 1996.

          13      - Annual Report (Except for those portions specifically
                    incorporated by reference, the 1996 Annual Report to Stockholders is furnished for the information of the Commission and is not to be deemed "filed" as part of this filing).

          21      - Significant Subsidiaries of the Company.

          23      - Consent of Independent Public Accountants.

          27      - Financial Data Schedule.

                          INDEPENDENT AUDITORS' REPORT
                  ON CONSOLIDATED FINANCIAL STATEMENT SCHEDULE


The Topps Company Inc.

We have audited the consolidated balance sheets of The Topps Company, Inc. and Subsidiaries as of March 2, 1996 and February 25, 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 2, 1996, and have issued our report thereon dated March 27, 1996; such consolidated financial statements and report are included in your 1996 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of The Topps Company, Inc. and Subsidiaries listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



Deloitte & Touche LLP
New York, New York
March 27, 1996

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                SCHEDULE VIII. VALUATION AND QUALIFYING ACCOUNTS
                             (Amounts in thousands)


            Column A                     Column B              Column C                Column D        Column E
- -------------------------------------  -----------    --------------------------     ------------    ----------
                                         Balance       Charged to      Charged                         Balance
                                       at Beginning    Costs and       Against        Additions        at End
            Description                 of Period      Expenses         Sales        (Deductions)     of Period
            -----------                 ---------      --------       ----------     ------------     ---------
YEAR ENDED FEBRUARY 26, 1994:
   Amortization of Sports,
     Entertainment and
     Proprietary Products                $ 20,145      $   1,594                                       $ 21,739
   Amortization of Other
     Intangible Assets                      5,845            677                                       $  6,522
                                         --------      ---------                                       --------
                                         $ 25,990      $   2,271                                       $ 28,261
                                         ========      =========                                       ========

   Allowance for Estimated Losses
     on Sales Returns                    $ 14,287                      $ 34,588        $ (34,472)(a)   $ 14,403
                                         ========                      ========        =========       ========

   Inventory Valuation Adjustment        $ 33,229      $   7,572                       $ (12,994)(b)   $ 27,807
                                         ========      =========                       =========       ========

===============================================================================================================

YEAR ENDED FEBRUARY 25, 1995:
   Amortization of Sports,
     Entertainment and
     Proprietary Products                $ 21,739      $   1,594                                       $ 23,333
   Amortization of Other
     Intangible Assets                      6,522            677                                       $  7,199
                                         --------      ---------                                       --------
                                         $ 28,261      $   2,271                                       $ 30,532
                                         ========      =========                                       ========

   Allowance for Estimated Losses
     on Sales Returns                    $ 14,403                      $ 33,688        $ (35,171)(a)   $ 12,920
                                         ========                      ========        =========       ========

   Inventory Valuation Adjustment        $ 27,807       $ 10,647                      $   (9,029)(b)   $ 29,425
                                         ========       ========                      ==========       ========

===============================================================================================================

YEAR ENDED MARCH 2, 1996:
   Amortization of Sports,
     Entertainment and
     Proprietary Products                $ 23,333      $   1,610                                       $ 24,943
   Amortization of Other
     Intangible Assets                      7,199            702                                       $  7,901
                                         --------      ---------                                       --------
                                         $ 30,532      $   2,312                                       $ 32,844
                                         ========      =========                                       ========

   Allowance for Estimated Losses
     on Sales Returns                    $ 12,920                      $ 53,256        $ (44,053)(a)   $ 22,123
                                         ========                      ========        =========       ========

   Inventory Valuation Adjustment        $ 29,425      $   7,082                       $ (13,092)(b)   $ 23,415
                                         ========      =========                       =========       ========

===============================================================================================================


(a) Returns charged against provision, net of recoveries.
(b) Disposals, net of recoveries.