Form 10-K/A
period 1996-03-02
TOPPS CO INC
filed 1996-06-12
CIK 812076

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
(Mark One)
[X]                      ANNUAL REPORT PURSUANT TO SECTION 13
           OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                       For the fiscal year ended March 2, 1996

                                       OR

[ ]                    TRANSITION REPORT PURSUANT TO SECTION
        13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                   For the transition period from_____ to_______

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

  The aggregate market value of Common Stock held by non-affiliates as of May 17, 1996 was approximately $276,000,000.

    The number of outstanding shares of Common Stock as of May 17, 1996 was 47,047,510.

       Documents incorporated by reference                  Part
       -----------------------------------                  ----
                       None

The Index to Exhibits contained in Item 14(a)(3) of Part IV of the Form 10-K of The Topps Company, Inc. ("Topps" or the "Company") for the fiscal year ended March 2, 1996 is amended in its entirety to read as follows:


Item 14(a)(3)  Index to Exhibits


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

10.6     - Amendment to Supplemental Pension Agreement with
           Arthur T. Shorin dated May 18, 1994 (Incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended February 25, 1995).

10.7     - License Agreement and Letter Amendment thereto
           with Major League Baseball Promotion Corporation (Incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended March 2, 1991).

10.8     - Memorandum of Agreement with Major League
           Baseball Players Association dated April 10, 1995
           (Incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended February 25, 1995).

10.9     - Settlement Agreement with Major League Baseball Players
           Association dated March 22, 1994 (Incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 1994).

10.10    - Employment  contract with Arthur T. Shorin  (Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-3 {No. 33-43567}).

10.11    - Amendment  to   employment   contract  with  Arthur  T.  Shorin
           dated May 18, 1994 (Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended February 25, 1995).

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

10.14    - Amendment  to   employment   contract  with  John  J.  Langdon
           dated  June  23,  1993 (Incorporated  by reference to Exhibit
           10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 1994).

10.15    - Amendment  to   employment   contract   with  John  J.  Langdon
           dated May 18, 1994 (Incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended February 25, 1995).

10.16    - Amendment  to  employment   contract  with  John  J.  Langdon
           dated March 27, 1995 (Incorporated by reference Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended February 25, 1995).

10.17    - Retail License Agreement with NBA Properties,  Inc. dated July 25,
           1995 (Incorporated by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 25,
           1995).

10.18    - Agreement of Lease with One Whitehall Company
           dated February 24, 1994 (Incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended February 26,
           1994).

10.19    - 1994 Non-Employee Director Stock Option Plan
           (Incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 1994).

10.20    - 1994 Stock  Appreciation  Rights  Agreement with John J. Langdon dated as of March 30, 1994  (Incorporated  by reference to Exhibit
           10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 1994).

10.21    - Agreement  for the  acquisition  of the  issued  share  capital of Merlin Publishing International plc dated May 17, 1995 (Incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended February 25, 1995).

10.22    - Corporate  Guaranty in favor of the Bank of Scotland
           (Incorporated by reference to Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 25,
           1995).

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

21       - Significant Subsidiaries of the Company.

23       - Consent of Independent Public Accountants.

27       - Financial Data Schedule.

                                    Signature



Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

June 12, 1996
                                 By: /s/ Catherine K. Jessup
                                     Catherine K. Jessup
                                     Vice President-Chief Financial Officer