Form 10-Q
period 1996-06-01
TOPPS CO INC
filed 1996-07-12
CIK 812076

                                   UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 1, 1996
                               ------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_________________________to_______________________

Commission File Number:  0-15817
                         -------

                             THE TOPPS COMPANY, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                               11-2849283
        (State or other jurisdiction of            (I.R.S. Employer
        incorporation or organization)            Identification No.)

                    One Whitehall Street, New York, NY 10004
          (Address of principal executive offices, including zip code)

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


The number of outstanding shares of Common Stock as of July 10, 1996 was 47,047,510.

                             THE TOPPS COMPANY, INC.




- --------------------------------------------------------------------------------
                         PART I - FINANCIAL INFORMATION
- --------------------------------------------------------------------------------


ITEM 1.  FINANCIAL STATEMENTS


         Index                                                  Page
         -----                                                  ----
         Condensed Consolidated Balance Sheets as of
           June 1, 1996 and March 2, 1996                        3

         Condensed Consolidated Statements of Operations
           for the thirteen weeks ended June 1, 1996 and
           May 27, 1995                                          4

         Condensed Consolidated Statements of Cash Flows
           for the thirteen weeks ended June 1, 1996 and
           May 27, 1995                                          5

         Notes to Condensed Consolidated Financial Statements    6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                     8






- --------------------------------------------------------------------------------
                           PART II - OTHER INFORMATION
- --------------------------------------------------------------------------------


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS     9







The condensed consolidated financial statements for the thirteen weeks ended June 1, 1996 included herein have been reviewed by Deloitte & Touche LLP independent public accountants, in accordance with established professional standards for such a review. The report of Deloitte & Touche LLP is included on page 7.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                               (Unaudited)
                                                                                  June             March
                                                                                 1, 1996          2, 1996
                                                                                 -------          -------
                                                                                  (amounts in thousands)
     ASSETS
     ------
     CURRENT ASSETS:
         Cash                                                                   $ 30,612         $ 24,154
         Accounts receivable - net                                                55,004           43,357
         Inventories                                                              24,727           27,887
         Income tax receivable                                                     1,851            3,008
         Deferred tax assets                                                       2,305            2,598
         Prepaid expenses and other current assets                                11,144           11,267
                                                                                --------         --------
             TOTAL CURRENT ASSETS                                                125,643          112,271
                                                                                --------         --------

     PROPERTY, PLANT, & EQUIPMENT                                                 53,554           53,232
         Less:  accumulated depreciation                                          22,697           21,622
                                                                                --------         --------
             NET PROPERTY, PLANT & EQUIPMENT                                      30,857           31,610
                                                                                --------         --------

     INTANGIBLE ASSETS, net of accumulated
       amortization of $33,507 and $32,844                                        69,786           70,447
     OTHER ASSETS                                                                  2,998            2,799
                                                                                --------         --------
             TOTAL ASSETS                                                       $229,284         $217,127
                                                                                ========         ========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
     CURRENT LIABILITIES:
         Accounts payable                                                       $ 22,652         $ 28,848
         Accrued expenses and other liabilities                                   57,535           39,879
         Current portion of long-term debt                                         5,000            6,800
         Income taxes payable                                                     11,509            5,466
                                                                                --------         --------
             TOTAL CURRENT LIABILITIES                                            96,696           80,993

     LONG-TERM DEBT, less current portion                                         35,000           37,500
     DEFERRED INCOME TAXES                                                         6,123           11,192
     OTHER LIABILITIES                                                             5,671            5,592
                                                                                --------         --------
             TOTAL LIABILITIES                                                   143,490          135,277
                                                                                --------         --------

     STOCKHOLDERS' EQUITY:
         Preferred stock, par value $.01 per share authorized
             10,000,000 shares, none issued
         Common stock, par value $.01 per share, authorized
             100,000,000 shares; issued 47,502,510 shares,
             less 455,000 shares in Treasury Stock                                   475              475
       Additional paid-in capital                                                 16,812           16,812
       Treasury stock, at cost                                                    (6,120)          (6,120)
       Retained earnings                                                          73,597           69,719
       Minimum pension liability adjustment                                         (110)            (110)
       Cumulative foreign currency adjustment                                      1,140            1,074
                                                                                --------         --------
         TOTAL STOCKHOLDERS' EQUITY                                               85,794           81,850
                                                                                --------         --------
         TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY                                                               $229,284         $217,127
                                                                                ========         ========

     See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS




                                                         (Unaudited)
                                                     Thirteen weeks ended
                                                     June             May
                                                   1, 1996          27, 1995
                                                   -------          --------
                                                    (amounts in thousands,
                                                      except share data)

Net sales                                      $    79,261      $     67,432

Cost of sales                                       53,087            44,331
                                               -----------      ------------

      Gross profit on sales                         26,174            23,101

Royalties and other income                             583               567
                                               -----------      ------------

                                                    26,757            23,668

Selling, general and administrative expenses        18,140            15,057
                                               -----------      ------------

                                                     8,617             8,611

Depreciation and amortization                        1,254               608
                                               -----------      ------------

      Income from operations                         7,363             8,003


Interest income (expense), net                        (563)              138
                                               -----------     -------------

Income before provision for income taxes             6,800             8,141

Provision for income taxes                           3,060             3,501
                                               -----------       -----------

      Net income                               $     3,740      $      4,640
                                               ===========       ===========



Net income per share                                 $ .08             $ .10
Dividends paid per share                                 -                 -



Weighted average shares outstanding             47,047,510        47,046,453






See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.

                      TOPPS COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                   (Unaudited)
                                                               Thirteen weeks ended
                                                                June          May
                                                               1, 1996      27, 1995
                                                               -------      --------
                                                               (amounts in thousands)
Cash provided by (used for) operations:
  Net income                                                   $ 3,740       $ 4,640
  Add(subtract) non-cash items included in net income:
       Depreciation and amortization                             1,757         1,118
       Deferred income taxes                                    (4,776)          670

       Change in assets and liabilities:
            Receivables                                        (11,647)       (5,901)
            Inventories                                          3,423           475
            Income tax receivable                                1,158         1,266
            Prepaid expenses and other current assets                4        (1,058)
            Other assets                                          (244)         (740)
            Payables and other current liabilities              17,621          (522)
            Other liabilities                                        1           266
                                                              --------      --------

               Cash provided by operations                      11,037            214
                                                              --------      --------

Cash used for investing activities:
    Additions to property, plant and equipment                    (279)         (746)
                                                              --------      --------



Cash provided by (used for) financing activities:
     Reduction of debt                                          (4,300)            -
     Exercise of employee stock options                              -            19
                                                              --------      --------

          Cash provided by (used for) financing activities      (4,300)           19
                                                              --------      --------

Net increase (decrease) in cash                                  6,458          (513)
Cash at beginning of year                                       24,154        17,785
                                                              --------      --------
Cash at end of quarter                                         $30,612       $17,272
                                                              ========       =======




Interest paid                                                  $   307       $    13
Income taxes paid                                              $ 1,732       $   869







See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THIRTEEN WEEKS ENDED JUNE 1, 1996


1.       Basis of Presentation

         The accompanying unaudited condensed interim consolidated financial statements have been prepared by The Topps Company, Inc. and subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, which are, in the opinion of management, considered necessary for a fair presentation. These statements do not include all information required by generally accepted accounting principles to be included in a full set of financial statements. Operating results for the thirteen weeks ended June 1, 1996 and May 27, 1995 are not necessarily indicative of the results that may be expected for the year ending March 1, 1997. For further information refer to the consolidated financial statements and notes thereto in the Company's annual report for the year ended March 2, 1996.

         Certain items in the prior year's financial statements have been reclassified to conform with the current year's presentation.

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

         The Acquisition has been accounted for using the purchase method of accounting. The cost of the Acquisition has been allocated to tangible and intangible assets acquired and liabilities assumed based upon management's estimate of their respective fair values at the acquisition date as adjusted to reflect additional reserves for product returns. Management is presently finalizing its estimate of these respective fair values and may make further refinement if required. The excess of purchase price over the fair value of the net assets acquired (goodwill) is being amortized on a straight-line basis over a forty-year period.

3.       Quarterly Comparison

         Management believes that quarter-to-quarter comparisons of sales and operating results are affected by a number of factors, including the timing of product introductions and variations in shipping and factory scheduling requirements. Thus, annual sales and earnings amounts are unlikely to consist of equal quarterly portions.

4.       Inventories

                                          (Unaudited)
                                      June           March
                                     1, 1996        2, 1996
                                     -------        -------
                                     (amounts in thousands)

         Raw materials               $ 7,051        $ 8,581
         Work in process               2,557          3,221
         Finished products            15,119         16,085
                                     -------        -------
         Total                       $24,727        $27,887

INDEPENDENT ACCOUNTANTS' REPORT
- -------------------------------


Board of Directors and Stockholders
The Topps Company, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of The Topps Company, Inc. and subsidiaries as of June 1, 1996, and the related condensed consolidated statements of operations and cash flows for the thirteen week periods ended June 1, 1996 and May 27, 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of The Topps Company, Inc. and subsidiaries as of March 2, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 27, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 2, 1996 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





DELOITTE & TOUCHE LLP



June 20, 1996
New York, New York

Management's  Discussion and Analysis of Financial Condition and Results of
- ---------------------------------------------------------------------------
Operations
- ----------

Net sales for the first quarter of fiscal 1997 increased 17.5% to $79,261,000 from $67,432,000 for the same period last year. This increase resulted from the addition of Merlin Publishing International Limited, acquired in July 1995, and from stronger sales of baseball products, partially offset by lower sales of other sports cards and, to a lesser extent, confectionery products.

Gross profit as a percentage of net sales for the first quarter of fiscal 1997 decreased to 33.0% as compared with 34.3% for the same period last year. Margins were negatively impacted by minimum guarantee shortfalls under certain of the Company's sports licensing agreements and higher obsolescence costs versus a year ago.

Selling, general and administrative expenses for the first quarter of fiscal 1997 increased to $18,140,000 or 22.9% of net sales, from $15,057,000 or 22.3%
for the same period a year ago. The dollar increase was driven primarily by the addition of Merlin, acquired in the second quarter of fiscal 1996. The increase in S,G&A as a percentage of net sales was the result of higher advertising and freight costs overseas and the startup of operations in Mexico.

Increases in depreciation and amortization expense as well as net interest expense experienced in the first quarter of fiscal 1997 were attributable primarily to the Merlin acquisition.

The effective tax rate for the first quarter of fiscal 1997 was 45.0% versus an effective rate of 43.0% for the same period a year ago. The higher tax rate was driven by the Merlin acquisition.

Net income for the third quarter of fiscal 1997 was $3,740,000, or $0.08 per share, as compared with $4,640,000, or $0.10 per share, for the same period last year.

On June 30, 1995, the Company entered into a $65 million credit agreement (the "Credit Agreement") with a syndicate of banks which consisted of a $50 million term loan to finance the Merlin acquisition, a $2 million letter of credit facility and a $13 million revolving credit facility to be used for working capital and general corporate purposes. Interest rates, before adding the bank's applicable margin, are variable at prevailing LIBOR rates on half of the outstanding principal, and fixed for two years commencing April 1996 as a result of swap transactions for the remaining balance. The Credit Agreement contains restrictions and prohibitions of a nature generally found in loan agreements of this type and requires the Company, among other things, to comply with certain financial covenants, limits the Company's ability to sell or acquire assets or borrow additional money (other than through the revolving facility,) and prohibits the payment of dividends. The Credit Agreement is secured by a pledge of 65% of the stock of Merlin.

On June 27, 1996 the Company announced that its Board of Directors authorized the repurchase of up to 2,000,000 shares of its common stock. The total number of shares to be repurchased and the price the Company will pay will depend on a variety of factors, including prevailing markets conditions.

As of June 1, 1996, the Company had $30,612,000 in cash, and $40,000,000 in debt as a result of the Merlin acquisition. Management believes, in light of the Company's borrowing capacity and cash on hand as of June 1, 1996, that the Company has adequate means to meet its working capital, capital expenditure, interest and principal repayment requirements for the foreseeable future.

                             THE TOPPS COMPANY, INC.

                                     PART II

                                OTHER INFORMATION



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS




The Annual Meeting of Stockholders of the Company took place on June 26, 1996 for the following purposes:

      1.  To elect three directors;
      2.  To ratify and approve The Topps Company, Inc. 1996 Stock Option Plan;
      3.  To ratify the appointment of auditors;
      4. To consider a stockholder proposal regarding the classification of the Board of Directors; and

      5. To consider a stockholder proposal regarding the form of compensation to be paid to non-employee Directors.




The results of the matters voted on are as follows:

                                                                                           Broker
                                               For          Against       Abstentions     Non-Votes
                                            ----------     ----------     -----------     ----------

1.  Election of Directors
       Seymour P. Berger                    41,457,165      499,106
       Stephen D. Greenberg                 41,523,141      433,130
       Stanley Tulchin                      41,486,323      469,948


2.  Ratification of 1996
       Stock Option Plan                    38,440,311     2,362,527        748,261         404,172

3.  Ratification of auditors                41,673,459       180,373        102,438

4.  Stockholder proposal
       regarding classification
       of the Board of Directors            12,607,908    18,480,739        288,583      10,545,901

5.  Stockholder proposal
       regarding the form of
       compensation to be paid
       to non-employee Directors             3,828,687    26,825,011        723,531      10,545,901

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












July 12, 1996