Form 10-Q/A
period 1995-11-25
TOPPS CO INC
filed 1996-08-12
CIK 812076

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 25, 1995
                                               -----------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from________________________to________________________


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



The number of outstanding shares of Common Stock as of August 5, 1996 was 46,947,510.

Exhibit 10.25, filed under Item 6. of Part II of the Form 10-Q of the Topps Company, Inc. ("Topps" or the "Company") for the quarter ended November 25, 1995 is amended and restated in its entirety in the form attached hereto.

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



                                      /s/   Catherine Jessup
                                      -------------------------
                                    Vice President-Chief Financial
                                              Officer












August 12, 1996