Form 10-Q
period 1996-08-31
TOPPS CO INC
filed 1996-10-15
CIK 812076

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended August 31, 1996
                                           ---------------
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



The number of outstanding shares of Common Stock as of October 3, 1996 was 46,947,510.

                             THE TOPPS COMPANY, INC.




--------------------------------------------------------------------------------
                         PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------


ITEM 1.  FINANCIAL STATEMENTS


                           Index                                       Page
                           -----                                       ----
         Condensed Consolidated Balance Sheets as of
           August 31, 1996 and March 2, 1996                             3

         Condensed Consolidated Statements of Operations
           for the thirteen and twenty-six weeks ended
           August 31, 1996 and August 26, 1995                           4

         Condensed Consolidated Statements of Cash Flows
           for the twenty-six weeks ended August 31, 1996 and
           August 26, 1995                                               5

         Notes to Condensed Consolidated Financial Statements            6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                             8





--------------------------------------------------------------------------------
                           PART II - OTHER INFORMATION
--------------------------------------------------------------------------------



ITEM 1.  LEGAL PROCEEDINGS                                              10


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                               10






The condensed consolidated financial statements for the twenty-six weeks ended August 31, 1996 included herein have been reviewed by Deloitte & Touche LLP independent public accountants, in accordance with established professional standards for such a review. The report of Deloitte & Touche LLP is included on page 7.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                               (Unaudited)
                                                                  August        March
                                                                 31, 1996      2, 1996
                                                                 --------      -------
                                                                 (amounts in thousands)
     ASSETS
     ---------
     CURRENT ASSETS:
         Cash                                                   $  35,120    $  24,154
         Accounts receivable - net                                 37,351       43,357
         Inventories                                               23,374       27,887
         Income tax receivable                                      1,961        3,008
         Deferred tax assets                                        3,206        2,598
         Prepaid expenses and other current assets                  7,803       11,267
                                                                ---------    ---------
             TOTAL CURRENT ASSETS                                 108,815      112,271
                                                                ---------    ---------

     PROPERTY, PLANT, & EQUIPMENT                                  53,718       53,232
         Less:  accumulated depreciation                           23,533       21,622
                                                                ---------    ---------
             NET PROPERTY, PLANT & EQUIPMENT                       30,185       31,610
                                                                ---------    ---------

     INTANGIBLE ASSETS, net of accumulated
         amortization of $32,948 and $30,532                       69,093       70,447
     OTHER ASSETS                                                   3,862        2,799
                                                                ---------    ---------
             TOTAL ASSETS                                       $ 211,955    $ 217,127
                                                                =========    =========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
     CURRENT LIABILITIES:
         Accounts payable                                       $  23,602    $  28,848
         Accrued expenses and other liabilities                    43,542       39,879
         Current portion of long-term debt                          5,000        6,800
         Income taxes payable                                       2,470        5,466
                                                                ---------    ---------
             TOTAL CURRENT LIABILITIES                             74,614       80,993

     LONG-TERM DEBT, less current portion                          32,450       37,500
     DEFERRED INCOME TAXES                                         12,449       11,192
     OTHER LIABILITIES                                              5,923        5,592
                                                                ---------    ---------
             TOTAL LIABILITIES                                    125,436      135,277
                                                                ---------    ---------

     STOCKHOLDERS' EQUITY:
         Preferred stock, par value $.01 per share authorized
             10,000,000 shares, none issued
         Common stock, par value $.01 per share, authorized
             100,000,000 shares; issued 47,502,510 shares,
              less 555,000 shares in Treasury                         475          475
     Stock
       Additional paid-in capital                                  16,812       16,812
       Treasury stock, at cost                                     (6,622)      (6,120)
       Retained earnings                                           74,686       69,719
       Minimum pension liability adjustment                          (110)        (110)
       Cumulative foreign currency adjustment                       1,278        1,074
                                                                ---------    ---------
         TOTAL STOCKHOLDERS' EQUITY                                86,519       81,850
                                                                ---------    ---------
         TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY                                               $ 211,955    $ 217,127
                                                                =========    =========

     See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.
                                       3

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS





                                                                  (Unaudited)
                                                 Thirteen weeks ended    Twenty-six weeks ended
                                                 August       August       August       August
                                                31, 1996     26, 1995     31, 1996     26, 1995
                                                --------     --------     --------     --------
                                                   (amounts in thousands, except share data)

Net sales                                      $  55,025    $  60,661    $ 134,286    $ 128,093

Cost of sales                                     34,697       42,209       87,784       86,540
                                               ---------    ---------    ---------    ---------

      Gross profit on sales                       20,328       18,452       46,502       41,553

Royalties and other income                           656          374        1,239          941
                                               ---------    ---------    ---------    ---------

                                                  20,984       18,826       47,741       42,494

Selling, general and administrative expenses      18,216       16,052       37,610       31,717
                                               ---------    ---------    ---------    ---------

      Income from operations                       2,768        2,774       10,131       10,777

Interest income (expense), net                      (537)        (364)      (1,100)        (226)
                                               ---------    ---------    ---------    ---------

Income before provision for income taxes           2,231        2,410        9,031       10,551

Provision for income taxes                         1,004        1,405        4,064        4,906
                                               ---------    ---------    ---------    ---------

      Net income                               $   1,227    $   1,005    $   4,967    $   5,645
                                               =========    =========    =========    =========



Net income per share                                $.03         $.02         $.11         $.12
Dividends paid per share                               -            -            -         $.21




Weighted average shares outstanding            47,011,191   47,047,510   47,029,351   47,046,982










See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.

                      TOPPS COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                (Unaudited)
                                                                            Twenty-six weeks ended
                                                                              August      August
                                                                             31, 1996    26, 1995
                                                                             --------    --------
                                                                            (amounts in thousands)
  Cash provided by (used for) operations:
    Net income                                                               $  4,967    $  5,645
    Add(subtract) non-cash items included in net income:
         Depreciation and amortization                                          3,236       2,403
         Deferred income taxes                                                    648       1,199

         Change in assets and  liabilities net of effects from purchase of subsidiary:
              Receivables                                                       6,006      (3,875)
              Inventories                                                       4,513         421
              Income tax receivable                                             1,048      (  799)
              Prepaid expenses and other current assets                         3,464      (2,929)
              Payables and other current liabilities                           (4,579)        438
              Other                                                            (  658)     (  160)
                                                                             --------    --------

                 Cash provided by operations                                   18,645       2,343
                                                                             --------    --------

Cash used for investing activities:
    Additions to property, plant and equipment                                   (327)     (1,284)
    Purchase of subsidiary, net of cash acquired                                 --       (39,998)
                                                                             --------    --------

                 Cash used for investing activities                              (327)    (41,282)
                                                                             --------    --------

Cash provided by (used for) financing activities:
     Proceeds from long-term debt                                                          50,000
     Payments of long-term debt                                                (6,850)    ( 1,900)
     Exercise of employee stock options                                                        20
     Purchase of treasury stock                                                (  502)          -
                                                                             --------    --------

                 Cash provided by (used for) financing activities              (7,352)     48,120
                                                                             --------    --------

Net increase (decrease) in cash                                                10,966       9,181
Cash at beginning of year                                                      24,154      17,785
                                                                             --------    --------
Cash at end of quarter                                                       $ 35,120    $ 26,966
                                                                             ========    ========



Supplemental information:
     Interest paid                                                           $  1,125    $     91
     Income taxes paid                                                       $  4,981    $  7,041




See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     TWENTY-SIX WEEKS ENDED AUGUST 31, 1996


1.       Basis of Presentation

         The accompanying unaudited condensed interim consolidated financial statements have been prepared by The Topps Company, Inc. and subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, which are, in the opinion of management, considered necessary for a fair presentation. These statements do not include all information required by generally accepted accounting principles to be included in a full set of financial statements. Operating results for the twenty-six weeks ended August 31, 1996 and August 26, 1995 are not necessarily indicative of the results that may be expected for the year ending March 1, 1997. For further information refer to the consolidated financial statements and notes thereto in the Company's annual report for the year ended March 2, 1996.

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

4.       Inventories

                                              (Unaudited)
                                           August     March
                                          31, 1996   2, 1996
                                          --------   -------
                                         (amounts in thousands)
Raw materials                              $ 5,347   $ 8,581
Work in process                              2,502     3,221
Finished products                           15,525    16,085
                                           -------   -------
Total                                      $23,374   $27,887
                                           =======   =======

INDEPENDENT ACCOUNTANTS' REPORT
-------------------------------


Board of Directors and Stockholders
The Topps Company, Inc.


We have made a review of the accompanying condensed consolidated balance sheet of The Topps Company, Inc. and subsidiaries, (the "Company"), as of August 31, 1996, and the related condensed consolidated statements of operations and cash flows for the twenty-six week periods ended August 31, 1996 and August 26, 1995, in accordance with the standards established by the American Institute of Certified Public Accountants.

A review of interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial information, applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.
Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of March 2, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 27, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 2, 1996 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





DELOITTE & TOUCHE LLP



September 20, 1996

ITEM 2.  Management's  Discussion  and Analysis of Financial  Condition and
         ------------------------------------------------------------------
         Results of Operations
         ---------------------

Three  Months Ended  August 31, 1996  Compared  with the Three Months Ended
---------------------------------------------------------------------------
August 26, 1995
---------------
Net sales for the second quarter of fiscal 1997 decreased 9.3%, to $55,025,000 from $60,661,000 for the same period last year. The decrease resulted from lower sales of sports cards, which was in large part due to the timing of certain baseball product releases and lower sales of football products, as well as the decline of lollipop sales overseas. Sales from the acquisition of Merlin Publishing International Ltd., which occurred in July 1995, helped to offset some of the decrease.

Gross profit as a percentage of net sales for the second quarter increased to 36.9% from 30.4% for the same period last year. Improved margins were the result of reduced product costs in Ireland and lower royalty expenses, as well as the Company's ongoing cost reduction efforts, particularly in the areas of card design and inventory obsolescence.

Selling, general and administrative expenses ("S,G&A") for the second quarter of fiscal 1997 increased to $18,216,000 or 33.1% of net sales, from $16,052,000 or 26.5% for the same period last year. These increases occurred primarily as a result of the addition of Merlin and its relatively low level of summer sales. Investment in the domestic salesforce and the startup costs associated with certain foreign markets also contributed to the higher S,G&A.

The increase in net interest expense from $364,000 to $537,000 in the second quarter of fiscal 1997 was attributable to debt incurred in connection with the Merlin acquisition.

The effective tax rate for the second quarter of fiscal 1997 was 45.0% compared to an effective rate of 58.3% for the same period a year ago. The higher tax rate last year was the result of a one-time adjustment necessitated by the Merlin acquisition.

Net income for the second quarter of fiscal 1997 was $1,227,000, or $.03 per share, as compared with $1,005,000, or $.02 per share for the same period last year.


Six Months Ended August 31, 1996  Compared with the Six Months Ended August
---------------------------------------------------------------------------
26, 1995
--------
Net sales for the first half of fiscal 1997 increased 4.8%, to $134,286,000 from $128,093,000 for the same period last year. The increase resulted from the addition of Merlin and from stronger sales of baseball products, partially offset by lower sales of other sports cards, and to a lesser extent, lollipops.

Gross profit as a percentage of net sales for the first half of fiscal 1997 increased to 34.6% as compared with 32.4% for the same period last year. The margin improvement was the result of lower material and labor costs in both the U.S. and Ireland as well as lower costs for card design.

Selling,  general and administrative  expenses ("S,G&A") for the first half of fiscal 1997 increased to $37,610,00 or 28.0% of net sales, from $31,717,000 or 24.8% for the same period a year ago. This increase occurred primarily as a result of the acquisition of Merlin. The increase in S,G&A as a percentage of net sales was due to higher depreciation and amortization charges as a result of the Merlin acquisition, selective headcount additions of sales and other personnel and the costs associated with the startup of operations in foreign markets.

The increase in net interest expense from $226,000 to $1,100,000 in the first half of fiscal 1997 was the result of debt incurred as a result of the Merlin acquisition.

The effective tax rate for the first half of fiscal 1997 was 45.0% compared to an effective rate of 46.5% for the same period a year ago. The lower rate this year is attributable to a more favorable effective tax rate at Merlin.

Net income for the first half of fiscal 1997 was $4,967,000, or $.11 per share, as compared with $5,645,000, or $.12 per share for the same period last year.

Liquidity and Capital Resources
-------------------------------
On June 30, 1995, the Company entered into a $65 million credit agreement (the "Credit Agreement") with a syndicate of banks which consisted of a $50 million term loan to finance the Merlin acquisition, a $2 million letter of credit facility and a $13 million revolving credit facility to be used for working capital and general corporate purposes. Interest rates are variable on half of the outstanding principal and, as a result of swap transactions, fixed on the remaining balance for two years, commencing April 1996. The Credit Agreement contains restrictions and prohibitions of a nature generally found in loan agreements of this type and requires the Company, among other things, to comply with certain financial covenants, limits the Company's ability to sell or acquire assets or borrow additional money (other than through the revolving facility,) and prohibits the payment of dividends. The Credit Agreement is secured by a pledge of 65% of the stock of Merlin.

On June 27, 1996 the Company announced that its Board of Directors had authorized the repurchase of up to 2,000,000 shares of its common stock. The total number of shares to be repurchased and the price the Company will pay will depend on a variety of factors, including prevailing market conditions. As of October 1, 1996, the Company had repurchased 100,000 shares under this authorization at an average price of $5.02.

As of August 31, 1996, the Company had $35,120,000 in cash, and $37,450,000 in debt as a result of the Merlin acquisition. Management believes, in light of the Company's borrowing capacity and cash on hand as of August 31, 1996, that the Company has adequate means to meet its working capital, capital expenditure, interest and principal repayment requirements for the foreseeable future.

Cautionary Statements
---------------------
In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby filing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in any forward-looking statements made by, or on behalf of, the Company, whether oral or written. These important factors include quarterly fluctuations in results, the Company's dependence on licensing arrangements with third parties, the further prolonged and material contraction in the trading card industry, excessive returns of the Company's products and the effect of restrictions and financial covenants imposed by the Credit Agreement, as well as other risks detailed from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

                             THE TOPPS COMPANY, INC.

                                     PART II

                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In August 1996, the Company was named a defendant in a class action in the United States District Court for the Eastern District of New York entitled Sullivan, et al. v. The Topps Company, Inc., No CV 96-3779 (EDNY) (the "Action"). The Action alleges, among other things, that the Company has violated the federal Racketeer Influenced and Corrupt Organizations Act by its practice of selling sports and entertainment cards with randomly-inserted, limited edition "insert" cards, allegedly in violation of state and federal anti-gambling statutes. Each of the Company's principal competitors, as well as several of its principal licensors, has been separately sued in its home state for employing, or participating in, the same or similar practices. The Action seeks treble damages and attorneys fees on behalf of all purchasers of packs of cards potentially including "insert" cards over a four-year period. The Company believes it has meritorious defenses and intends to defend the Action vigorously. Given the early stage of the litigation, however, the Company is unable to assess the likelihood of a materially adverse outcome or to estimate the amount or range, if any, of any probable loss.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits as required by Item 601 of Regulation S-K

      10.27 - Amendment Number 1 to Credit Agreement

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


                                        THE TOPPS COMPANY, INC.
                                        -----------------------
                                              REGISTRANT



                                        /s/    Catherine Jessup
                                        ------------------------------
                                        Vice President-Chief Financial
                                                   Officer












October 15, 1996