Form 10-Q
period 1996-11-30
TOPPS CO INC
filed 1997-01-14
CIK 812076

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended November 30, 1996
                                                    -----------------

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


The number of outstanding shares of Common Stock as of January 10, 1997 was 46,685,010.

                             THE TOPPS COMPANY, INC.




--------------------------------------------------------------------------------
                         PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------


ITEM 1.  FINANCIAL STATEMENTS


                           Index                                         Page
                           -----                                         ----

         Condensed Consolidated Balance Sheets as of
           November 30, 1996 and March 2, 1996                             3

         Condensed Consolidated Statements of Operations
           for the thirteen and thirty-nine weeks ended
           November 30, 1996 and November 25, 1995                         4

         Condensed Consolidated Statements of Cash Flows
           for the thirty-nine weeks ended November 30, 1996 and
           November 25, 1995                                               5

         Notes to Condensed Consolidated Financial Statements              6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                               9




--------------------------------------------------------------------------------
                           PART II - OTHER INFORMATION
--------------------------------------------------------------------------------




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 12








The condensed consolidated financial statements for the thirty-nine weeks ended November 30, 1996 included herein have been reviewed by Deloitte & Touche LLP independent public accountants, in accordance with established professional standards for such a review. The report of Deloitte & Touche LLP is included on page 8.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           (Unaudited)
                                                            November       March
                                                            30, 1996      2, 1996
                                                            --------      -------
                                                            (amounts in thousands)
ASSETS
------
CURRENT ASSETS:
    Cash                                                   $  30,101    $  24,154
    Accounts receivable - net                                 49,890       43,357
    Inventories                                               23,336       27,887
    Income tax receivable                                      6,217        3,008
    Deferred tax assets                                        2,158        2,598
    Prepaid expenses and other current assets                  9,811       11,267
                                                           ---------    ---------
        TOTAL CURRENT ASSETS                                 121,513      112,271
                                                           ---------    ---------

PROPERTY, PLANT, & EQUIPMENT                                  15,547       53,232
    Less:  accumulated depreciation                            3,443       21,622
                                                           ---------    ---------
        NET PROPERTY, PLANT & EQUIPMENT                       12,104       31,610
                                                           ---------    ---------

INTANGIBLE ASSETS, net of accumulated
    amortization of $34,806 and $32,844                       68,472       70,447
OTHER ASSETS                                                   3,594        2,799
                                                           ---------    ---------
        TOTAL ASSETS                                       $ 205,683    $ 217,127
                                                           =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
    Accounts payable                                       $  22,374    $  28,848
    Accrued expenses and other liabilities                    64,333       39,879
    Current portion of long-term debt                          7,500        6,800
    Income taxes payable                                       5,010        5,466
                                                           ---------    ---------
        TOTAL CURRENT LIABILITIES                             99,217       80,993

LONG-TERM DEBT, less current portion                          29,950       37,500
DEFERRED INCOME TAXES                                          3,381       11,192
OTHER LIABILITIES                                              5,400        5,592
                                                           ---------    ---------
        TOTAL LIABILITIES                                    137,948      135,277
                                                           ---------    ---------

STOCKHOLDERS' EQUITY:
    Preferred stock, par value $.01 per share authorized
        10,000,000 shares, none issued
    Common stock, par value $.01 per share, authorized
        100,000,000 shares; issued 47,502,510 shares,
        less 555,000 shares in Treasury Stock                    475          475
  Additional paid-in capital                                  16,812       16,812
  Treasury stock, at cost                                     (6,622)      (6,120)
  Retained earnings                                           56,187       69,719
  Minimum pension liability adjustment                          (110)        (110)
  Cumulative foreign currency adjustment                         993        1,074
                                                           ---------    ---------
    TOTAL STOCKHOLDERS' EQUITY                                67,735       81,850
                                                           ---------    ---------
    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                               $ 205,683    $ 217,127
                                                           =========    =========

See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                (Unaudited)
                                                Thirteen weeks ended     Thirty-nine weeks ended
                                                November     November     November     November
                                                30, 1996     25, 1995     30, 1996     25, 1995
                                                --------     --------     --------     --------
                                                    (amounts in thousands, except share data)

Net sales                                      $  62,491    $  69,458    $ 196,777    $ 197,551

Cost of sales                                     41,736       50,061      129,520      136,601
                                               ---------    ---------    ---------    ---------

      Gross profit on sales                       20,755       19,397       67,257       60,950

Royalties and other income                           547          919        1,785        1,860
                                               ---------    ---------    ---------    ---------

                                                  21,302       20,316       69,042       62,810

Selling, general and administrative expenses      18,069       17,644       55,680       49,361

Plant closure reserve                             30,000         --         30,000         --

Impairment loss                                    1,350         --          1,350         --
                                               ---------    ---------    ---------    ---------

      Income (loss) from operations              (28,117)       2,672      (17,988)      13,449

Interest income (expense), net                      (501)        (601)      (1,600)        (827)
                                               ---------    ---------    ---------    ---------

Income (loss) before provision for income taxes  (28,618)       2,071      (19,588)      12,622

Provision for income taxes                       (10,120)         774       (6,056)       5,680
                                               ---------    ---------    ---------    ---------

      Net income (loss)                        $ (18,498)   $   1,297    $ (13,532)   $   6,942
                                               =========    =========    =========    =========



Net income (loss) per share                        $(.39)        $.03        $(.29)        $.15



Weighted average shares outstanding           46,947,510   47,047,510   47,002,070   47,047,158








See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                  (Unaudited)
                                                                             Thirty-nine weeks ended
                                                                              November    November
                                                                              30, 1996    25, 1995
                                                                              --------    --------
                                                                             (amounts in thousands)
  Cash provided by (used for) operations:
    Net income (loss)                                                        $(13,532)   $  6,942
    Add(subtract) non-cash items included in net (loss) income:
         Plant closure reserve                                                 29,844        --
         Impairment loss                                                        1,350        --
         Depreciation and amortization                                          4,386       4,026
         Deferred income taxes                                                 (7,371)      1,709

         Change in assets and  liabilities net of effects from purchase of subsidiary:
              Receivables                                                      (6,531)     (4,034)
              Inventories                                                       3,549       1,017
              Income tax receivable                                            (3,207)     (4,446)
              Prepaid expenses and other current assets                         1,456         494
              Payables and other current liabilities                            4,804      (4,139)
              Other                                                            (  429)     (  172)
                                                                             --------    --------

                 Cash provided by operations                                   14,319       1,397
                                                                             --------    --------

Cash used for investing activities:
    Additions to property, plant and equipment                                 (1,020)     (1,946)
    Purchase of subsidiary, net of cash acquired                                 --       (39,998)
                                                                             --------    --------

                 Cash used for investing activities                            (1,020)    (41,944)
                                                                             --------    --------

Cash provided by (used for) financing activities:
     Proceeds from long-term debt                                                          50,000
     Payments of long-term debt                                                (6,850)    ( 3,800)
     Exercise of employee stock options                                                        20
     Purchase of treasury stock                                                (  502)       --
                                                                             --------    --------

                 Cash provided by (used for) financing activities              (7,352)     46,220
                                                                             --------    --------

Net increase in cash                                                            5,947       5,673
Cash at beginning of year                                                      24,154      17,785
                                                                             --------    --------
Cash at end of quarter                                                       $ 30,101    $ 23,458
                                                                             ========    ========



Supplemental information:
     Interest paid                                                           $  1,941    $  1,067
     Income taxes paid                                                       $  5,222    $  8,343

See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    THIRTY-NINE WEEKS ENDED NOVEMBER 30, 1996


1.       Basis of Presentation

         The accompanying unaudited condensed interim consolidated financial statements have been prepared by The Topps Company, Inc. and subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, which are, in the opinion of management, considered necessary for a fair presentation. These statements do not include all information required by generally accepted accounting principles to be included in a full set of financial statements. Operating results for the thirty-nine weeks ended November 30, 1996 and November 25, 1995 are not necessarily indicative of the results that may be expected for the year ending March 1, 1997. For further information refer to the consolidated financial statements and notes thereto in the Company's annual report for the year ended March 2, 1996.

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

4.       Inventories

                  (Unaudited)
                    November    March
                    30, 1996   2, 1996
                    --------   -------
                  (amounts in thousands)

Raw materials       $ 5,995   $ 8,581
Work in process       1,164     3,221
Finished products    16,177    16,085
                    -------   -------
Total               $23,336   $27,887
                    =======   =======

5.  Other Statement of Operations Charges

         During the third quarter of fiscal 1997, the Company announced that it will discontinue operations at its Duryea, Pennsylvania factory following the expiration of a labor agreement in December 1996. This will result in the severance of both union and non-union employees and the outsourcing of all production activities previously performed at that location.

         As a result of the closing, the Company recorded a charge of $30,000,000, before applicable income tax effects. The charge consisted of approximately $16,100,000 in non-cash write-offs relating to the disposition of factory and related equipment and approximately $13,900,000 relating to severance and other employee-related costs, costs to hold and sell the factory and other costs of the closure. The Company made $156,000 in related payments during the third quarter of fiscal 1997 with the majority of the remainder to be paid in the fourth quarter and fiscal 1998. The ultimate costs associated with the factory and related equipment will not be finalized until their disposition is completed, which is expected to require in excess of a year.

         In addition, during the third quarter, the Company recorded an impairment reserve of $1,350,000 in accordance with Statement #121 of the Financial Accounting Standards Board for the impairment of its factory in Cork, Ireland.

         As a result of these charges for Duryea and Cork, net income (loss) for the period was adversely impacted by $20,436,000 ($.43 per share), after applicable income tax effects.

INDEPENDENT ACCOUNTANTS' REPORT
-------------------------------


Board of Directors and Stockholders
The Topps Company, Inc.


We have made a review of the accompanying condensed consolidated balance sheet of The Topps Company, Inc. and subsidiaries, (the "Company"), as of November 30, 1996, and the related condensed consolidated statements of operations and cash flows for the thirty-nine week periods ended November 30, 1996 and November 25, 1995, in accordance with the standards established by the American Institute of Certified Public Accountants.

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



December 20, 1996

ITEM 2.  Management's  Discussion  and Analysis of Financial  Condition and
         ------------------------------------------------------------------
         Results of Operations
         ---------------------

Three Months Ended  November 30, 1996  Compared with the Three Months Ended
---------------------------------------------------------------------------
November 25, 1995
-----------------

Net sales for the third quarter of fiscal 1997 decreased 10.0%, to $62,491,000 from $69,458,000 for the same period last year. The decrease resulted from lower net sales of entertainment products (sticker album collections and cards), partially offset by increased sales of baseball products and lower returns of sports products, in general.

Gross profit as a percentage of net sales for the third quarter increased to 33.2% from 27.9% for the same period last year. Improved margins were the result of reduced material and labor costs in the U.S. and Ireland, as well as the Company's ongoing cost reduction efforts, particularly in the areas of card design and inventory obsolescence.

Selling, general and administrative expenses for the third quarter of fiscal 1997 increased to $18,069,000 or 28.9% of net sales, from $17,644,000 or 25.4%
for the same period last year. This increase occurred primarily as a result of higher selling expenses and the costs associated with the start-up of operations in certain foreign markets.

As a result of the cessation of manufacturing activity at its Duryea, Pennsylvania plant, the Company established a plant closure reserve of $30,000,000 in the third quarter of fiscal 1997. The reserve consisted of a $16.1 million fixed asset write-off plus a $13.9 million reserve for exit costs including employee severance. The Company has begun the transition associated with outsourcing Bazooka bubble gum and has begun cutting, collating and packaging its card products at third-party manufacturers in the U.S.

In compliance with Statement No. 121 of the Financial Accounting Standards Board, the Company recorded an impairment loss of $1,350,000 in the third quarter of fiscal 1997 related to long-lived assets at its Cork, Ireland plant. The write-off brings the carrying value of the plant in line with the fair value of the assets.

The decrease in net interest expense to $501,000 in the third quarter of fiscal 1997, from $601,000 last year, was attributable to a reduction in outstanding debt as the Company continues to make scheduled principal payments on its term loan.

In the third quarter of fiscal 1997, the Company reported an effective tax rate of 35.4% compared to a tax rate of 37.4% for the same period a year ago. The lower tax rate this year was driven primarily by the impact of non-deductible items on the Company's pre-tax loss this year versus the Company's pre-tax income in the prior year.

Net income (loss) for the third quarter of fiscal 1997 including plant-related charges described above was $(18,498,000), or $(0.39) per share, as compared with $1,297,000, or $0.03 per share for the same period last year. Excluding the plant-related charges, net income for the third quarter this year would have been $1,937,000, or $0.04 per share.


Nine Months  Ended  November 30, 1996  Compared  with the Nine Months Ended
---------------------------------------------------------------------------
November 25, 1995
-----------------

Net sales for the nine months ended November 30, 1996 decreased 0.4%, to $196,777,000 from $197,551,000 for the same period last year. The decrease resulted from lower sales of sports card products other than baseball, and to a lesser extent, lollipops, partially offset by stronger sales of baseball products and the impact of a full nine months of Merlin, which was acquired in July 1995.

Gross profit as a percentage of net sales for the nine months increased to 34.2% as compared with 30.9% for the same period last year. The margin improvement was the result of lower material and labor costs in both the U.S. and Ireland as well as lower costs for card design.

Selling, general and administrative expenses ("S,G&A") for the nine months ended November 30, 1996 increased to $55,680,000, or 28.3% of net sales, from $49,361,000, or 25.0% for the same period a year ago. The dollar increase occurred primarily as a result of the acquisition of Merlin. The increase in S,G&A as a percentage of net sales was due to selective additions of sales and other personnel, the Merlin acquisition and the costs associated with the start-up of operations in certain foreign markets.

As a result of the cessation of manufacturing activity at its Duryea, Pennsylvania plant, the Company established a plant closure reserve of $30,000,000 in the third quarter of fiscal 1997. The reserve consisted of a $16.1 million fixed asset write-off plus a $13.9 million reserve for exit costs including employee severance. The Company has begun the transition associated with outsourcing Bazooka bubble gum and has begun cutting, collating and packaging its card products at third-party manufacturers in the U.S.

In compliance with Statement No. 121 of the Financial Accounting Standards Board, the Company recorded an impairment loss of $1,350,000 in the third quarter of fiscal 1997 related to long-lived assets at its Cork, Ireland plant. The write-off brings the carrying value of the plant in line with the fair value of the assets.

The increase in net interest expense for the first nine months of fiscal 1997, to $1,600,000 from $827,000, was a function of debt incurred as a result of the Merlin acquisition.

For the nine months ended November 30, 1996, the Company reported an effective tax rate of 30.9% compared to a tax rate of 45.0% for the same period a year ago. The lower rate this year is driven primarily by the impact of non-deductible items on the Company's pre-tax loss this year versus the Company's pre-tax income in the prior year.

Net income (loss) for the nine months ended November 30, 1996 including plant-related charges described above was $(13,532,000), or $(0.29) per share, as compared with $6,942,000, or $0.15 per share for the same period last year. Excluding the plant-related charges, net income for the nine months ended November 30, 1996 would have been $6,904,000, or $0.15 per share.

Liquidity and Capital Resources
-------------------------------

On June 30, 1995, the Company entered into a $65 million credit agreement (the "Credit Agreement") with a syndicate of banks which consisted of a $50 million term loan to finance the Merlin acquisition, a $2 million letter of credit facility and a $13 million revolving credit facility to be used for working capital and general corporate purposes. Interest rates are variable on half of the outstanding principal and, as a result of swap transactions, fixed on the remaining balance for two years, commencing April 1996. The Credit Agreement contains restrictions and prohibitions of a nature generally found in loan agreements of this type and requires the Company, among other things, to comply with certain financial covenants, limits the Company's ability to sell or acquire assets or borrow additional money (other than through the revolving facility,) and prohibits the payment of dividends. The Credit Agreement is secured by a pledge of 65% of the stock of Merlin. In November 1996, the Company renegotiated certain financial covenants contained in the Credit Agreement in order to reflect the plant-related charges.

On June 27, 1996, the Company announced that its Board of Directors had authorized the repurchase of up to 2,000,000 shares of its common stock. The total number of shares to be repurchased and the price the Company will pay will depend on a variety of factors, including prevailing market conditions. As of January 8, 1997, the Company had repurchased 337,500 shares pursuant to this authorization at an average per share price of $4.50.

As of November 30, 1996, the Company had $30,101,000 in cash, and $37,450,000 in debt as a result of the Merlin acquisition. Management believes, in light of the Company's borrowing capacity and cash on hand as of November 30, 1996, that the Company has adequate means to meet its working capital, capital expenditure, interest and principal repayment requirements for the foreseeable future.

Cautionary Statements
---------------------

In  connection  with the "safe  harbor"  provisions  of the  Private  Securities
Litigation  Reform  Act  of  1995,  the  Company  is  hereby  filing  cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in any forward-looking statements made by, or on behalf of, the Company, whether oral or written. Among these factors are the following: (i) significant changes in production requirements; (ii) significant and unexpected changes in the costs related to closure of the Duryea plant; (iii) the result of charges filed by the Company's labor union; (iv) quarterly fluctuations in results; (v) the Company's dependence on licensing and supply arrangements with third parties; (vi) the further prolonged and material contraction in the trading card industry; (vii) excessive returns of the Company's products; and (viii) the effect of restrictions and financial convenants imposed by the Company's bank loan agreement, as well as other risks detailed from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

                             THE TOPPS COMPANY, INC.

                                     PART II

                                OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits as required by Item 601 of Regulation S-K

      10.28 - Amendment Number 2 to Credit Agreement

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












January 14, 1997