Form 10-K
period 1997-03-01
TOPPS CO INC
filed 1997-05-23
CIK 812076

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X]                   ANNUAL REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      [ NO FEE REQUIRED] For the fiscal year
                               ended March 1, 1997

                                       OR

[ ]                  TRANSITION REPORT PURSUANT TO SECTION
      13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                        For the transition period from to

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

    The aggregate market value of Common Stock held by non-affiliates as of May 15, 1997 was approximately 152,000,000.

    The number of outstanding shares of Common Stock as of May 15, 1997 was 46,400,010.

            Documents incorporated by reference                       Part

Annual Report to Stockholders for the Year Ended March 1, 1997       I,II,IV
Proxy Statement for the 1997 Annual Meeting of Stockholders            III

                                     PART I


ITEM 1.  BUSINESS

General Development

    The Topps Company, Inc. was incorporated in Delaware on February 24, 1987. The Company is the successor to Topps Chewing Gum, Inc., which was established as a partnership in 1938 and was incorporated under the laws of New York in 1947. All references in this Annual Report on Form 10-K to "Topps" or the "Company" are to The Topps Company, Inc. and its subsidiaries.

    Topps is a leading marketer of collectible picture products featuring professional athletes as well as popular television, movie and comic book characters. The Company also distributes Bazooka brand bubble gum as well as branded lollipops, such as Ring Pop and Push Pop, novelty candy products, collectible toys, comic books and sticker and album collections.

    The sports card category in which the Company competes continued to contract in calendar 1996, albeit at a lesser rate than in 1995. The five-year industry decline has occurred as a result of several factors, including: product and brand proliferation which have led to consumer confusion and oversupply, a competitive rise in other sports-related merchandise choices, a reduction in retailer support and labor strife which has left fans feeling disenfranchised. Further category declines may occur near term, although the Company believes that these trends have begun to moderate.

    On July 6, 1995, the Company acquired Merlin Publishing International Limited ("Merlin"), a U.K.-based publisher and marketer of licensed collectibles, primarily sticker and album collections and, to a lesser extent, trading cards and stationery. While continuing to market products under the Merlin brand name, Merlin Publishing International Limited changed its corporate name to Topps Europe Ltd. in March 1997. All references in the Annual Report on Form 10-K to Merlin are to Topps Europe Ltd. Merlin has subsidiaries in France, Spain, Italy and the Netherlands (which also serves Germany, Belgium and other countries.)

    The Company has significantly expanded its international operations over the last several years, establishing new subsidiaries in Canada and Mexico in fiscal 1996 and Brazil and Argentina in fiscal 1997. The Company currently distributes in over forty countries and has employees in twelve and licensees in five international markets.

------------------

Trademarks of The Topps Company, Inc. and Subsidiaries appearing in this report:
Baby Wild Animals, Bazooka, Bazooka Blasts, Bazooka Joe, Bowman, Bowman's Best, Collect `Ems, Garage Pail Kids, Juice Bar, Mars Attacks, Merlin, Push Pop, Ring Pop, Roller Pop, Tongue Sucker, Topps, Topps Chrome, Topps Finest, Topps Gallery, Topps Stadium Club, Triple Blasts and Wacky Packages.


Unless otherwise indicated, all date references refer to calendar years.

Products

    Sports Picture Products.   The Company is a leading marketer of
collectible picture products featuring players of major league baseball, NBA basketball, NFL football and professional soccer. In the U.S. and Canada, picture products are generally in the form of cards, while in the rest of the world picture products are typically in the form of sticker and album collections, which are a popular medium for licensed collectibles in these countries.

    Card products feature photographs of athletes and contain summary statistics and biographical material. Over the years, sports picture cards have been marketed in packages with and without bubble gum. The Company markets sports picture cards in various size packages, as well as complete sets, for distribution through a variety of trade channels.

    The Company distributes sports cards under the brand names Topps, Topps Stadium Club, Topps Finest, Topps Gallery, Bowman, Bowman's Best and Topps Chrome. Each brand of sports cards has its own unique positioning in the marketplace and is designed to appeal to specific groups of consumers. All brands of sports cards are of a high-quality and feature laminated paperboard and state-of-the-art reproduction techniques. Certain brands feature borderless cards and also contain foil stamping. Prices range from a suggested retail price of $1.29 per pack for popular-priced Topps cards to a suggested retail price of $5.00 per pack for the Topps Finest brand. The Company is constantly updating the technology and features of its cards. In 1997, plans call for introduction of a set of cards using technology from Kodak which will feature several seconds of crisp, full-motion action.

    Sticker and album collections, which are sold under the Merlin and Topps brand names, are marketed throughout Europe and in certain Latin American countries. Stickers display photos of popular local athletes and sports teams and are typically sold in packages of six. Stickers are to be inserted in designated places in an associated album, which usually contains more detailed information and statistics regarding the players and teams. The Company is expanding its sports licenses beyond the Premier League in the U.K. and has recently obtained sticker and album rights for soccer in Brazil, Korea and Denmark and basketball in France. The Premier League contract was renewed in fiscal 1997 and now extends through the year 2000. The Company also plans to introduce sticker products in the U.S. and Canada under the Topps brand name in 1997.

    In December 1995, the Company entered into a joint venture with a technology company, Data Systems & Software, Inc., ("DSSI"), to manufacture and distribute sports-oriented CD-ROMs. Topps sold its 50% interest to DSSI in February 1997, thus ending its involvement in the joint venture.

    Bazooka Brand Bubble Gum. The Company has been marketing Bazooka brand bubble gum since 1947. Traditional chunk Bazooka bubble gum is produced in individually-wrapped rectangular pieces in a variety of flavors and sold for five cents a piece. In the United States and many foreign countries, individual pieces of Bazooka brand bubble gum include a comic printed in the appropriate language usually featuring Bazooka Joe, a copyrighted cartoon character created by the Company in 1953.

    The Company also sells Bazooka Blasts, a bubble gum product manufactured with super flavor crystals designed to enhance flavor impact and extend its duration. This product is being sold in four flavors in 1997.

    The Company sells multiple piece packs of Bazooka which over the years have included a six-piece pack of soft sugarless bubble gum, a ten-piece pack, forty-five and seventy-five count bags of traditional chunk Bazooka, as well as various box, bucket and canister configurations. These packages are designed for distribution in supermarkets, convenience stores, drug store chains and mass merchandisers.

    In 1997, the Company is investing in Bazooka in a number of areas including development of a new logo and packaging, an expanded range of contemporary flavors, updated comics and new consumer promotions.


    Lollipops. The Company markets several lollipop products throughout the United States and many foreign countries. Products include Ring Pop (a lollipop made of candy molded into the form of an exaggerated precious gem stone, anchored to a plastic ring) and Push Pop (a cylinder-shaped lollipop packaged in a plastic container with a removable cap, designed to enable consumers to eat a portion of the pop and save the rest). In 1997, the Company plans to increase the number of flavors and advertising support behind both Ring Pop and Push Pop.

    Introductions of other lollipop products over the last several years include Roller Pop (a pop in the shape of a paint roller overwrapped in a plastic tray with a packet of fruit-flavored, mouth-coloring powder into which the pop is rolled), Triple Blasts (a ball-shaped pop on a stick that changes color and flavor three times and has a bubble gum center) and Tongue Sucker (a tongue-shaped pop on a stick with plastic lips).



    Novelty Candy Products. From time to time, the Company markets various other candy and candy-coated gum products. Past examples of these products include Juice Bar, a flavored candy-coated bubble gum packaged in miniature juice cartons, as well as candy and/or gum-filled container products replicating licensed characters and themes such as Batman, Jurassic Park, The Flintstones, Casper and Power Rangers. These container products provide entertainment value and are designed for impulse purchase.


    Other Collectibles. The Company has introduced two series of collectible plastic animals under the names Puppy In My Pocket and Baby Wild Animals. Each series consists of 24 different animals which are packaged individually with candy and a collector card. The Company intends to expand this new segment of its collectible business in 1997 by introducing additional products under the Collect `Ems brand name.


    Entertainment and Other Picture Products. The Company's activities in this area began in the 1950's. Since then, the Company has marketed many picture products featuring the dominant entertainment properties of the time, including The Beatles, Elvis Presley, Star Wars, Michael Jackson, E.T., Indiana Jones, Batman, Teenage Mutant Ninja Turtles, Jurassic Park, Goosebumps and The X-Files. Occasionally, the Company has also created products detailing events of national interest, such as Desert Storm, or parodying popular brands and properties such as Wacky Packages and Garbage Pail Kids. Over the years, products of this nature have experienced peaks and valleys in terms of consumer interest.

    In fiscal 1997, the Company plans to reduce the number of products it will offer and will focus its entertainment card efforts on a few of the most prominent licenses in the entertainment field. Minimally, the Company will produce cards based on The Lost World: Jurassic Park, Star Wars and The X-Files, representing three of the strongest and most enduring entertainment franchises in the card-collecting community.

    The Merlin sticker and album product line also features a number of entertainment-based properties. In fiscal 1997, the Company marketed over 15 different properties throughout Europe, some in multiple languages, formats and series. Examples of licenses for sticker album entertainment properties held in fiscal 1997 include Goosebumps, Dragonball and Sailor Moon. In fiscal 1998, Merlin will also scale back the number of its releases and will focus on properties such as The Lost World: Jurassic Park, Star Wars, The X-Files and Goosebumps.



    Magazine Publishing. The Company is currently publishing one periodical and single issues of souvenir and poster magazines based on subjects of interest in the entertainment field. The quarterly Star Wars Galaxy Magazine features, among other things, interviews with popular Star Wars artists, excerpts of new works of Star Wars fiction, original comics adventures and information regarding the next trilogy of Star Wars films. A special Star Wars twentieth anniversary commemorative magazine and two commemorative poster magazines were published in February 1997.

    The Company is also publishing movie souvenir magazines in conjunction with the summer release of two major motion pictures: The Lost World: Jurassic Park and Batman and Robin.


    Comic Books. The Company creates and markets a limited selection of high-quality color comic books for distribution in specialty shops and newsstands. During fiscal 1997, more than 16 different comic books featuring titles such as The X-Files and Mars Attacks were published. In fiscal 1998, the Company plans to publish fewer titles, focusing greater attention on its stronger properties and removing non-performing lines from the publishing program.

    For a schedule of net sales by major product group for the past three fiscal years, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 8 of the Company's Annual Report to Stockholders for the year ended March 1, 1997 (the "Annual Report"), which is hereby incorporated by reference.



Distribution and Marketing

    Sales and Distribution. The Company's products are sold throughout the United States, Canada and Europe, and in many Latin American and Asian markets.

    In March 1997, the Company reorganized its U.S. Sales Force. As a result, U.S. card sales and national accounts are handled by the Company's own Sales Force, while U.S. confectionery sales to all classes of trade (excluding national accounts) are handled through broker organizations. Together, the Sales Force and brokers sell to more than 3,000 wholesale tobacco and confectionery jobbers, hobby distributors, wholesale clubs, newsdealers, mass merchandisers and direct-buying grocery, convenience, drug, variety, discount and toy store chains. Sales to more than 3,700 collectible products dealers and hobby shops are made by direct mail solicitation.

    The Company develops card products for exclusive distribution in the U.S. hobby channel of trade. Recent examples include the Topps Gallery products that feature unique, top-quality sports star photographs and artwork by renowned artist Peter Max.

    The Company also has a direct response membership club through which it markets special sets of Topps Stadium Club baseball, football and basketball cards as well as other products.

    In Canada, sales of collectible products and confectionery are handled by a small direct Sales Force and brokers.

    In the U.K., sales of both confectionery products and collectibles are handled by a dedicated Sales Force which calls on major chains as well as wholesalers selling to independents. Together, the Sales Force and wholesalers reach approximately 50,000 retail news and confectionery outlets. Elsewhere in Europe, sales are primarily through candy and snack food distributors as well as through newstrade agents or distributors. In some markets, such as Germany and the Netherlands, national distributors are used. In others, such as Italy and France, a more regional approach is taken. In all cases, the distributors and agents are managed closely by a Topps manager from the appropriate local subsidiary.

    In Latin America and Asia, Topps sales of both confectionery and collectible products are handled by national distributors under the supervision of the local Topps general manager.

     Advertising and Promotion. The Company utilizes a variety of promotional activities, including television, radio and print advertising campaigns, designed to create consumer awareness and increase retail sales of its products, particularly Topps and Topps Stadium Club brand sports cards and Ring
Pop and Push Pop lollipops.   Worldwide advertising and promotional
expenditures as a percentage of net sales for the fiscal years ended 1995, 1996 and 1997 were 6.8%, 7.8% and 7.0%, respectively.

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

    Approximately 70% of the Company's sales are made on a returnable basis. Industry practices require that the Company provide the right to return on sales of sports card products excluding those to hobby dealers, on comic book products sold to mass merchandisers and on sales of most of the sticker and album products in Europe. Returns significantly in excess of the Company's returns provisions could have a material adverse effect on the Company. Consolidated return provisions as a percentage of gross sales for the fiscal years ended 1995, 1996 and 1997 were 10.9%, 16.5% and 14.2%, respectively.



Production

    In December 1996, the Company discontinued operations at its Duryea, Pennsylvania manufacturing facility and took a related one-time charge of $30,000,000. As a result of the Duryea plant closure, Bazooka gum is being manufactured by a single contractor in the U.S. The cutting, collating and packaging of card products previously performed at the Duryea facility have been outsourced to several manufacturers in the U.S.



    Collectible Picture Products. In the U.S., photographs of athletes are generally taken by photographers under contract with the Company or by free-lance photographers on special assignment. In addition, certain photography is provided by the organization representing the leagues and their member teams. Pictures of entertainment subjects are generally furnished by the licensor or created by artists retained by the Company. Computerized graphic artwork and design development for all the Company's products is done by staff artists and through independent design agencies under the Company's direction. The Company's Graphic Services Department also utilizes state-of-the-art computerized technology to enhance and color-correct photography and computer imaging to create interesting and unusual backgrounds and visual effects.

    High-quality paperboard is sent directly to outside printers by the Company's suppliers. Pictures are printed utilizing a variety of techniques and processes, including waterless printing, which allows for a tighter line screen resulting in sharper and more intense photo reproduction. Sheets of printed cards are then often sent to additional suppliers who foil stamp and UV (ultra violet) coat the sheets before they are delivered to contract packagers where they are then cut into individual cards, collated and wrapped in a variety of package configurations.

    Merlin brand sticker products are sourced from a single supplier in Italy, with which the Company has a five-year agreement containing certain exclusivity provisions. Based on anticipated growth, the supplier has recently expanded its capacity. If this relationship were to end, the Company believes that there would be other suitable sources available to meet its requirements.



    Confectionery. As a result of the Company's decision to close its Duryea, Pennsylvania plant, the Company now purchases all of its U.S. Bazooka bubble gum requirements from a single contract manufacturer, under the terms of a three-year agreement entered into in November 1996. This agreement requires the Company to source all of its U.S. Bazooka production needs from this manufacturer, provided the manufacturer can fulfill the orders on a timely basis. Given the shortage of alternative manufacturers for Bazooka gum, failure by this manufacturer to supply the Company on a timely basis could have a material adverse affect on product availability and, therefore, on sales of Bazooka. Bazooka and other bubble gum products for international sales continue to be manufactured by the Company's factory in the Republic of Ireland.

    Push Pop lollipops are manufactured by a single supplier in factories located in Taiwan, Thailand and China. The loss of production at one or more of these facilities due to civil unrest or for any other reason could have a significant negative impact on sales of Push Pop until an alternative source could be arranged.

    Ring Pop lollipops for domestic sales are manufactured at the Company's Scranton, Pennsylvania factory. Ring Pop lollipops for sale in international markets are manufactured by a single supplier in factories located in Thailand and China.

    The Company's other candy products are also manufactured, to the Company's specifications, by outside suppliers abroad and delivered to the Company as finished product.

    Sweeteners, flavors, paperboard, packaging materials, foil stamping and UV coating are required to manufacture the Company's total line of collectible picture and confectionery products and are generally available to the Company. The Company does rely on single producers for several of these ingredients or processes. While alternative suppliers are generally available, some adjustment in product specification might be required if these single sources were no longer available to the Company.

Trademarks and License Agreements

    The Company considers its trademarks and license agreements to be of material importance to its business. The Company's principal trademarks have been registered in the United States and many foreign countries where its products are sold. The sports picture products marketed by the Company in the U.S. are all based on rights under license agreements with individual athletes or their players' associations, as well as the licensing bodies of the professional sports leagues. These agreements cover the following sports:
Major League Baseball, NBA Basketball and NFL Football. The Company also has a contract with the Premier Soccer League in the U.K. and with players and teams with regard to soccer in Brazil, Korea and Denmark and basketball in France. The Company's inability to successfully renegotiate its Major League Baseball, NBA Basketball, NFL Football or Premier League Soccer agreements upon expiration, or the loss of any of these license agreements, could have a material adverse effect on the Company. The Company chose not to renew its NHL Hockey license upon its expiration in June 1996.

    The Company has an individual license agreement with virtually every major league baseball player. Each baseball player's license agreement is initially for four major league baseball seasons and may be extended for additional seasons as rights are used, if the player and the Company agree. Typically, these agreements are extended annually. Among the rights the Company receives are rights to use a player's name, picture, facsimile signature and biographical description in the form of two or three dimensional pictures, trading cards, postcards, stickers, stamps, transfers, decals, medallions or coins, each within certain size limitations, provided such products are marketed alone or with chewing gum or candy. The licenses granted to the Company by athletes permit the athlete to grant others rights to the use of his name, picture and facsimile signature on other products, including collectible picture cards sold alone or with products other than gum and (with certain exceptions) candy. The Company has a related agreement with the Major League Baseball Players Association, which governs certain terms of the individual player contracts (and which expires in January 1998) and an agreement with Major League Baseball Properties, Inc., which covers the use of the names and insignias of the baseball teams and leagues in connection with its baseball picture products and which expires at the end of the year 2000. The Company conducts a related active licensing program with minor league baseball players and continuously seeks to supplement its relationship with the baseball community by personal visits and corporate identification. The Company considers such relationships to be good and to be of great importance to it. However, should an appreciable number of Major League Baseball players refuse to sign the Company's license agreement, it could have a material adverse effect on the Company.

    The Company also enters into license agreements with entertainment companies to produce certain products. The terms of such contracts depend on a variety of factors. Total royalty expense under the Company's sports and entertainment licensing contracts for the fiscal years ended 1995, 1996 and 1997 was $35,967,000, $34,614,000 and $37,960,000, respectively. See Note 16 of Notes to Consolidated Financial Statements in the Annual Report, which is incorporated herein by reference, for a description of minimum guarantee payments required under the Company's existing sports contracts.

International Licensing Operations

    The Company, which licenses its technology and trademarks, currently has license agreements with manufacturers in five foreign countries to manufacture and distribute the Company's products. These licensees have the right to sell licensed products in countries of their location and, in certain instances, other countries as well. The Company receives royalties from its licensees based on sales of licensed products and, in certain instances, the licensee's sale of non-Company brands. Prior to fiscal 1996, the licensee in Canada, which had the rights with respect to both collectible picture and confectionery products, accounted for the largest percentage of the Company's royalty income. In fiscal 1996, the Canadian license was restricted to confectionery products only and in fiscal 1997, it was terminated completely. As a result, the Company now markets and distributes all products directly in Canada through Topps Canada Inc., a wholly-owned subsidiary. In addition, in April 1996, the Company's licensing agreement with Productos Stani for the sale of Bazooka in Argentina expired, and Productos Stani became the owner of the Bazooka trademark in Argentina.

    Royalties are generally based on sales volume in local currency and are payable in U.S. dollars. The Company's royalties from international operations are subject to foreign currency fluctuations. Although the Company has from time-to-time experienced delays in the receipt of payment for royalties from various licensees because of foreign exchange control regulations, to date, such regulations have not materially affected the Company's results.



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



Seasonality

    The Company's sports picture products are sold throughout the year in the U.S., spanning the three major sports seasons in which the Company participates, i.e., baseball, football, basketball. Sales of entertainment card products tend to be driven by the property on which they are based, often peaking with the release of a movie or the rise in popularity of a television program. Sales of confectionery products are relatively stable throughout the year, although they are impacted by the introduction of new products and the use of consumer advertising that can occur at any point in the year. Merlin's sales are driven largely by the shipment of products relating to Premier League Soccer, with much of the sales activity occurring in January and February.

Environment

    The Company believes that it is in compliance in all material respects with existing federal, state and local regulations relating to the protection of the environment. Such environmental regulations have not had a material impact on the Company's capital expenditures, earnings or competitive position.



Employees

    In December 1996, the Company discontinued manufacturing operations at its Duryea, Pennsylvania facility. Many of the employees at the Duryea facility were represented by Teamster's Union Local 229 which filed an unfair labor practice charge relating to the closure. See "Cautionary Statements - Legal Proceedings" and "Item 3 - Legal Proceedings." Excluding those affected by the Duryea closure, the Company employed approximately 500 people in fiscal 1997. All of the production employees at the Company's factories in Scranton, Pennsylvania and the Republic of Ireland are represented by unions. The Company considers relations with its employees to be good.



Cautionary Statements

    In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby filing cautionary statements identifying important factors that could cause actual results to differ materially from those projected in any forward-looking statements of the Company made by or on behalf of the Company, whether oral or written. The Company wishes to ensure that any forward-looking statements are accompanied by meaningful cautionary statements in order to maximize to the fullest extent possible the protections of the safe harbor established in the Reform Act. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors, among others, that could cause the Company's actual results to differ materially from those projected in forward-looking statements of the Company.
    Dependence on Licenses. The Company's trading card and sticker and album businesses are highly dependent upon licensing arrangements with third parties. These licenses, which have varying expiration dates, are obtained from entertainment companies, the various professional sports leagues, players associations and, in certain instances, the players themselves. The Company's inability to renew or retain these licenses, or the lack of vitality of these licenses, could materially affect its future plans and results.
    Contraction in Sports Card Industry and Competition. The Company believes that the sports card industry continued to contract during calendar 1996. That contraction, caused in part by product and brand proliferation and labor strife, has resulted in an increasingly competitive environment in the sports card industry. Further prolonged and material contraction in the sports card industry could materially adversely affect the Company's future plans and results.

    Returns. Approximately 70% of the Company's sales are made on a returnable basis. Although the Company maintains provisions for returns, returns considerably in excess of the Company's provisions could materially affect its future plans and results.
    Leverage. On June 30, 1995 the Company entered into a $65 million credit facility (the "Credit Agreement") with a syndicate of banks. The Credit Agreement consists of a $50 million term loan used to finance the acquisition of Merlin, a $2 million letter of credit facility and a $13 million revolving credit facility to be used for working capital and general corporate purposes. The Credit Agreement contains restrictions and prohibitions of a nature generally found in loan agreements of this type (including restrictions on the ability to pay dividends) and requires the Company, among other things, to comply with certain financial covenants. In December 1996, certain covenants of the Credit Agreement were amended to exclude one-time charges related to the closure of the plant in Duryea, Pennsylvania and the impairment of assets at the Cork, Ireland plant. Although the Company was in compliance with the financial covenants at March 1, 1997, there can be no assurance that the Company will continue to be in compliance with such covenants, or as to the impact of any such failure on the Company.
    Legal Proceedings. In connection with the closure of the Company's Duryea, Pennsylvania manufacturing plant, Local 229 of the Teamster's Union filed an unfair labor practice charge against the Company. In April 1997, the National Labor Relations Board advised the Company that it intended to issue a complaint based on that charge. In addition, in August 1996, the Company was named a defendant in a class action lawsuit alleging among other things, that the Company violated the federal Racketeer Influenced and Corrupt Organizations Act by its practice of selling sports and entertainment cards with randomly inserted "insert" cards, allegedly in violation of state and federal anti-gambling statutes. Although the Company believes it has meritorious defenses and intends to defend both of these actions vigorously, a negative outcome to either of these actions could materially adversely affect the Company's future plans and results. See "Item 3 - Legal Proceedings."

Financial Information About Industry Segments, Foreign and Domestic Operations and Export Sales

    The Company operates in one business segment which is the marketing and distribution of collectible picture and confectionery products, including the licensing of its technology and trademarks. Geographic area information contained in Note 13 of the Notes to Consolidated Financial Statements included in the Annual Report is hereby incorporated by reference.



Executive Officers of the Company

    The information required by this item with respect to the directors of the Company and as to those executive officers who are also directors appearing in the Proxy Statement for the annual meeting of stockholders scheduled to be held on June 25, 1997 ("1997 Proxy Statement") is hereby incorporated by reference thereto. Set forth below is information required by this item covering the other executive officers of the Company.



          Name Position with the Company and business experience during the past five years

Ronald L. Boyum                    Vice President - Marketing and Sales of
                                   the Company since March 1995, Vice
                                   President-  Marketing of the Company since
                                   April 1994 and Vice President-Sales since
                                   April 1990.  Mr. Boyum is 45 years of age.

Edward P. Camp                     Vice  President  - Sales of the  Company
                                   since April 1997 and President of the
                                   Hobby Division since October 1995. Mr.
                                   Camp held a number of sales related
                                   positions within the Company prior thereto.
                                   Mr. Camp is 50 years of age.

Michael P. Clancy                  Vice President of the Company since
                                   February 1995.  Mr. Clancy has been
                                   Managing Director of Topps Ireland since
                                   July 1990 and Joint Managing Director -
                                   Topps Europe Ltd. since January 1997.
                                   Mr. Clancy is 42 years of age.

          Name Position with the Company and business experience during the past five years

Michael J. Drewniak                Vice President - Manufacturing of the
                                   Company since March 1991.  Mr. Drewniak
                                   held the position of General Manager-
                                   Manufacturing Operations prior thereto.
                                   Mr. Drewniak is 60 years of age.

Ira Friedman                       Vice President - Publishing and New
                                   Product Development of the Company since
                                   September 1991.  Mr. Friedman joined the
                                   Company in October 1988 as Director of New
                                   Product Development. Mr. Friedman is 43 years of age.

Jeffrey M. Goodman                 Vice President - Sales of the Company
                                   since October 1995. Prior to joining the Company, Mr. Goodman was Vice President,
                                   Sales and Marketing of Lincoln Snacks
                                   Company, Inc.(a snack food company) from October 1992 to October 1995. Mr. Goodman held various positions with Nestle Food
                                   Company (a food products company) from
                                   1986 to 1992.  Mr. Goodman is 38 year
                                   of age.

Catherine K. Jessup                Vice President - Chief Financial Officer
                                   of the Company since July 1995. Prior to joining the Company, Ms. Jessup held a number of positions with PepsiCo (a food products company) from 1981 to July 1995 including Director of Planning and C.F.O.
                                   PepsiCo Wines and Spirits.  Ms. Jessup is
                                   41 years of age.

Steven Kosoff                      Vice President - Marketing - New Products
                                   of the Company since April 1994.  Mr.
                                   Kosoff held the position of Vice President-
                                   Marketing - Sports from September 1991.
                                   Mr. Kosoff held the position of Director of Marketing prior thereto. Mr. Kosoff is 48 years of age.

          Name Position with the Company and business experience during the past five years

William G. O'Connor                Vice President - Administration of the
                                   Company since September 1991.  Mr.
                                   O'Connor was an Assistant Secretary of
                                   the Company from June 1982 until June
                                   1994.  Mr. O'Connor is 48 years of age.

John Perillo                       Vice President - Operations of the Company
                                   since April 1995 and Vice President-
                                   Controller and Chief Financial Officer of the Company from April 1990 to July 1995.
                                   Mr. Perillo is 40 years of age.

Thomas R. Pisano                   Vice President - International of the
                                   Company since February 1995.  Prior to
                                   joining the Company, Mr. Pisano was Vice
                                   President - Global New Business Development of Avon Products, Inc. (a beauty products company) from December 1992. Mr. Pisano held various positions with Avon Products, Inc. from 1987 to February 1995. Mr.
                                   Pisano is 52 years of age.

Scott Silverstein                  Vice President - Business Affairs and
                                   General Counsel of the Company since
                                   February 1995. Mr. Silverstein held the position of General Counsel from July 1993 until February 1995. Prior to joining the Company, Mr. Silverstein was an attorney with the law firm of Hutton Ingram Yuzek
                                   Gainen Carroll &  Bertolotti  from April
                                   1990 until July 1993.  Prior thereto,
                                   he was an attorney with the law firm of
                                   Shea & Gould.  Mr.  Silverstein is the
                                   son-in-law of Mr. Shorin, the Company's
                                   Chairman of the Board and Chief Executive
                                   Officer.  Mr. Silverstein is 35 years
                                   of age.

Peter Warsop                       Joint Managing Director - Topps Europe Ltd.
                                   since January 1997.  Mr. Warsop joined
                                   the Company in July 1995 as Managing
                                   Director of Merlin Publishing International
                                   Limited (now Topps Europe Ltd.) and held the position of Managing Director of Merlin Publishing Group since the formation of Merlin in 1989. Mr. Warsop is 50 years of age.

ITEM 2.  PROPERTIES

    The location and general description of the principal properties owned or leased by the Company are as follows:

                                                                                                      Owned or Leased;
                                                                            Area/Facility                If Leased,
          Location                      Type of Facility                   Square Footage              Expiration Year

Duryea, Pennsylvania                office and inactive plant                  389,000                      Owned

Scranton, Pennsylvania                 manufacturing plant                      41,000                      Owned

Cork, Ireland                          manufacturing plant                     101,000                      Owned
                                           and office

New York, New York                      executive offices                       60,000                  Leased; 2010

Milton Keynes, United                   warehouse/office                        10,000                  Leased; 2014
Kingdom


    The Company also has offices in Canada, Brazil, Argentina, Mexico, France, Spain, Italy and the Netherlands.

    The Company believes that its active facilities are in good repair and provide suitable production capacity for its needs for the foreseeable future.



ITEM 3.  LEGAL PROCEEDINGS

    In August 1996, the Company was named a defendant in a class action in the United States District Court for the Eastern District of New York entitled Sullivan, et.al. v. The Topps Company, Inc., No. CV-96-3779 (EDNY) (the "Action"). The Action alleges, among other things, that the Company has violated the federal Racketeer Influenced and Corrupt Organizations Act by its practice of selling sports and entertainment cards with randomly-inserted "insert" cards, allegedly in violation of state and federal anti-gambling statutes. Each of the Company's principal competitors, as well as several of its principal licensors, has been separately sued in its home state for employing, or participating in, the same or similar practices. The Action seeks treble damages and attorneys fees on behalf of all purchasers of packs of cards potentially including "insert" cards over a four-year period. In March 1997, a similar action against The Upper Deck Company (Schwartz, et.al. v. Upper Deck, No. 96CV3408-B (AJB) (S.D.Cal.)) was dismissed without prejudice with leave to replead. The plaintiffs in that action then filed an amended complaint in March 1997. In April 1997, a similar action against Pinnacle Brands, Inc. (Price, et.al. v. Pinnacle Brands, No. 3:96-CV-2150-T
(N.D. Tex.)), was dismissed with prejudice. The Company's motion to dismiss in the Sullivan Action is currently pending. The Company believes it has meritorious defenses and intends to defend the Action vigorously. Given the early stage of the litigation, however, the Company is unable to assess the likelihood of a materially adverse outcome or to estimate the amount or range, if any, of any probable loss.


    In November 1996, Teamsters Local 229 (the "Union") filed an unfair labor practice charge with the National Labor Relations Board (the "NLRB") relating to the Duryea plant closing. In April 1997, the Company was advised that the NLRB intends to issue a complaint against the Company based upon the Union's charge. According to the NLRB, the complaint will allege that the Company implemented a decision to close the Duryea plant prior to reaching a bargaining impasse with the Union concerning the decision. The remedy the complaint will seek to obtain will include gross back pay for affected employees (less such employees' other earnings) from October 28, 1996 to the date that the parties renew negotiations and either (i) reach impasse or (ii) reach an agreement relating to the Duryea closure or (iii) work is restored in Duryea under a new Collective Bargaining Agreement. Gross backpay
(without reduction for other earnings) is approximately $3.75 million per quarter. The Company believes it has meritorious defenses and intends to defend the Action vigorously. Given the early stage of the litigation, however, the Company is unable to assess the likelihood of a materially adverse outcome .

    The Company is a defendant in several other civil actions which are routine and incidental to its business. In management's opinion, after consultation with legal counsel, settlement of these actions will not have a material adverse affect on the Company's consolidated financial position or results of operations.




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




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Reference is made to the data appearing on pages 8 through 10 of the Annual Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" which is hereby incorporated by reference.




ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Reference is made to the data appearing on pages 11 through 29 and to the Report of Independent Public Accountants appearing on page 30 of the Annual Report which are hereby incorporated by reference.




ITEM 9. CHANGES IN ACCOUNTANTS AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    Information required by this item appears in Part I of this Report on Form 10-K under the heading "Executive Officers of the Company" and in the 1997 Proxy Statement and is hereby incorporated by reference.



ITEM 11. EXECUTIVE COMPENSATION

    Information required by this item appears in the 1997 Proxy Statement and is hereby incorporated by reference.




ITEM 12. SECURITY OWNERSHIP  OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information required by this item appears in the 1997 Proxy Statement and is hereby incorporated by reference.




ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information required by this item appears in the 1997 Proxy Statement and is hereby incorporated by reference.

                                     PART IV



ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1&2) Financial Statements and Financial Statement Schedules

         See index on page 22.




(3)      Listing of Exhibits

         See index on pages 23-25.




(b)      Reports on Form 8-K

         None

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 22, 1997                        THE TOPPS COMPANY, INC.
                                            ------------------------
                                                   Registrant



                                            /s/    Arthur T. Shorin
                                            -------------------------
                                                   Arthur T. Shorin
                                              Chairman of the Board and
                                               Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed on the 22nd day of May, 1997 by the following persons on behalf of the Registrant and in the capacities indicated.


/s/    Arthur T. Shorin                      /s/     Catherine K. Jessup
-----------------------------                ---------------------------------
       Arthur T. Shorin                              Catherine K. Jessup
  Chairman of the Board and             Vice President-Chief Financial Officer
   Chief Executive Officer                        (Principal Financial and
 (Principal Executive Officer)                        Accounting Officer)


/s/    Seymour P. Berger                     /s/     John J. Langdon
-----------------------------                ---------------------------------
       Seymour P. Berger                             John J. Langdon
        Vice President                                  President
    Sports and Licensing and                   Chief Operating Officer and
          Director                                      Director


/s/    Allan A. Feder                        /s/     David M. Mauer
-----------------------------                ---------------------------------
       Allan A. Feder                                David M. Mauer
          Director                                      Director


/s/    Stephen D. Greenberg                  /s/     Jack H. Nusbaum
-----------------------------                ---------------------------------
       Stephen D. Greenberg                          Jack H. Nusbaum
           Director                                      Director


/s/    Wm. Brian Little                      /s/     Stanley Tulchin
-----------------------------                ---------------------------------
       Wm. Brian Little                              Stanley Tulchin
           Director                                      Director

                            THE TOPPS COMPANY, INC..
                      FORM 10-K ITEM 14(a)(1), (2) AND (3)
              LIST OF FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS


(a)(1) Index to Financial Statements:

    The following Consolidated Financial Statements included in the Annual Report are hereby incorporated by reference to Item 8:

        Consolidated Statements of Operations -- Years Ended February 25, 1995, March 2, 1996 and March 1, 1997.

        Consolidated Balance Sheets -- March 2, 1996 and March 1, 1997.

        Consolidated Statements of Cash Flows -- Years Ended February 25, 1995, March 2, 1996 and March 1, 1997.

        Consolidated Statements of Stockholders' Equity -- Years Ended February 25, 1995, March 2, 1996 and March 1, 1997.

        Notes to Consolidated Financial Statements.

        Report of Independent Public Accountants.



(a)(2) Index to Independent Public Accountants'
       Report and Financial Statement Schedules                        Page No.

       Report of Independent Public Accountants............................S-1

       Schedule VIII -- Valuation and Qualifying Accounts - Years
        Ended March 2, 1996 and March 1, 1997............................. S-2

       Schedules other than those listed above are omitted because they are either not required or not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(a)(3) Index to Exhibits


               3.1  - Restated Certificate of Incorporation of the
                      Company (Incorporated by reference to Exhibit 3.1 to the Company's Report on Form 8-K dated December 3, 1991).

               3.2  - Restated By-laws of the Company (Incorporated by
                      reference to Exhibit 3.2 to the Company's Report on Form 8-K dated December 3, 1991).

               4.1  - Rights Agreement, dated as of December 3, 1991, with
                      Manufacturers Hanover Trust Company, as rights agent
                     (Incorporated by reference to Exhibit 4.1 to the Company's
                      Report on Form 8-K dated December 3, 1991).

               10.1 - Credit Agreement, dated June 30, 1995, among The Topps
                      Company, Inc. and NationsBank, N.A. (Carolinas), Chemical and the additional lenders party thereto
                      (Incorporated by reference to the Company's Report on Form 8-K filed July 10, 1995).

               10.2 - Amendment Number 1 to Credit Agreement (Incorporated by
                      reference to Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                      August 31,1996).

               10.3 - Amendment Number 2 to Credit Agreement (Incorporated by
                      reference to Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                      November 30, 1996).
 .
               10.4 - The Topps Company, Inc. Annual Bonus Plan.

               10.5 - Retirement Plan and Trust as amended and restated
                      effective February 28, 1993 (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 1994).

               10.6 - Supplemental Pension Agreement with Arthur T. Shorin
                     (Incorporated by reference to Exhibit 10.16 to the
                      Company's Registration Statement on Form S-1
                     (No. 33-130821)).

               10.7 - Amendment to Supplemental Pension Agreement with
                      Arthur T. Shorin dated May 18, 1994 (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 25, 1995).

               10.8 - License Agreement and Letter Amendment thereto with Major
                      League Baseball Promotion Corporation (Incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended March 2, 1991).

               10.9 - Memorandum of Agreement with Major League Baseball
                      Players Association dated April 10, 1995 (Incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended
                      February 25, 1995).

              10.10 - Settlement Agreement with Major League Baseball Players
                      Association (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 1994).

              10.11 - Employment Agreement with Arthur T. Shorin (Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-3 (No. 33-43567)).

              10.12 - Amendment to Employment Agreement with Arthur T. Shorin dated May 18, 1994 (Incorporated by reference to Exhibit
                      10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended February 25, 1995).

              10.13 - Stock Option Agreement with Arthur T. Shorin dated
                      March 29, 1995 (Incorporated by reference to Exhibit
                      10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended February 25, 1995).

              10.14 - Employment Agreement with John J. Langdon (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-3 (No. 33-43567)).

              10.15 - Amendment to Employment Agreement with John J. Langdon dated June 23, 1993 (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 1994).

              10.16 - Amendment to Employment Agreement with John J. Langdon dated May 18, 1994 (Incorporated by reference to Exhibit
                      10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended February 25, 1995).

              10.17 - Amendment to Employment Agreement with John J. Langdon dated March 27, 1995 (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 25, 1995).

              10.18 - Retail License Agreement with NBA Properties, Inc. dated
                      July 25, 1995 (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended November 25, 1995).

              10.19 - Agreement of Lease with One Whitehall Company dated
                      February 24, 1994 (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 1994).

              10.20 - 1994 Non-Employee Director Stock Option Plan
                      (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended
                      February 26, 1994).

              10.21 - 1994 Stock Appreciation Rights Agreement with John J.
                      Langdon dated as of March 30, 1994 (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 1994).

              10.22 - Agreement for the acquisition of the issued share capital of Merlin Publishing International plc dated May 17, 1995
                     (Incorporated by reference to the Company's Annual Report
                      on Form 10-K for the fiscal year ended February 25, 1995).

              10.23 - Corporate Guaranty in favor of the Bank of Scotland
                     (Incorporated by reference to the Company's Quarterly
                      Report on Form 10-Q for the quarter ended
                      November 25, 1995).

              10.24 - 1996 Stock Option Plan and form of agreement pursuant to
                      1996 Stock Option Plan. (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 2, 1996).

              10.25 - Employment Agreement between Peter Warsop and Merlin
                      Publishing Limited dated June 9, 1989. (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 2, 1996).

              10.26 - Amendment to Employment Agreement between Peter Warsop and Merlin Publishing International plc dated
                      July 6, 1995. (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 2, 1996).

              10.27 - Amendment to Employment Agreement with Arthur T. Shorin dated May 22, 1996. (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 2, 1996).

              10.28 - Amendment to Employment Agreement with Arthur T. Shorin dated May 21, 1997.

              10.29 - License Agreement and Letter Amendment thereto between the Football Association Premier League Limited and Merlin Publishing International plc dated
                      August 3, 1994 and July  2, 1996, respectively.

              13    - Annual Report (Except for those portions specifically
                      incorporated by reference, the 1997 Annual Report to Stockholders is furnished for the information of the Commission and is not to be deemed "filed" as part of this filing).

              21    - Significant Subsidiaries of the Company.

              23    - Consent of Independent Public Accountants.

              27    - Financial Data Schedule.

                          INDEPENDENT AUDITORS' REPORT
                  ON CONSOLIDATED FINANCIAL STATEMENT SCHEDULE







The Topps Company, Inc.:

We have audited the consolidated balance sheets of The Topps Company, Inc. and Subsidiaries as of March 1, 1997 and March 2, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 1, 1997, and have issued our report thereon dated April 1, 1997; such consolidated financial statements and report are included in your 1997 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of The Topps Company, Inc. and Subsidiaries listed in Item
14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.





Deloitte & Touche LLP
New York, New York
April 1, 1997

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                SCHEDULE VIII. VALUATION AND QUALIFYING ACCOUNTS
                             (Amounts in thousands)

             Column A                     Column B       Column C                                Column D            Column E
-----------------------------------    ---------------   ----------------------------------   ---------------     ---------------
                                          Balance          Charged to          Charged                               Balance
                                        at Beginning       Costs and           Against          Additions             At End
           Description                   of Period          Expenses            Sales          (Deductions)         of Period
                                       ---------------   ---------------    ---------------   ---------------     ---------------

Year Ended February 25, 1995:
   Amortization of Sports,
      Entertainment and
      Proprietary Products                    $21,739            $1,594                                                 $23,333
   Amortization of Other
      Intangible Assets                         6,522               677                                                  $7,199
                                       ---------------   ---------------                                          ---------------
                                              $28,261            $2,271                                                 $30,532
                                       ===============   ===============                                          ===============

  Allowance for Estimated Losses
      on Sales Returns                        $14,403                          $33,688         $(35,171) (a)            $12,920
                                       ===============                      ===============   ===============     ===============

  Inventory Valuation Adjustment              $27,807           $10,647                        $ (9,029) (b)            $29,425
                                       ===============   ===============                      ===============     ===============

=================================================================================================================================

Year Ended March 2, 1996:
   Amortization of Sports,
      Entertainment and
      Proprietary Products                    $23,333            $1,610                                                 $24,943
   Amortization of Other
      Intangible Assets                         7,199               702                                                  $7,901
                                       ---------------   ---------------                                          ---------------
                                              $30,532            $2,312                                                 $32,844
                                       ===============   ===============                                          ===============

  Allowance for Estimated Losses
      on Sales Returns                        $12,920                          $53,256         $(44,053) (a)            $22,123
                                       ===============                      ===============   ===============     ===============

  Inventory Valuation Adjustment              $29,425            $7,082                        $(13,092) (b)            $23,415
                                       ===============   ===============                      ===============     ===============

=================================================================================================================================

Year Ended March 1, 1997:
   Amortization of Sports,
      Entertainment and
      Proprietary Products                    $24,943            $1,932                                                 $26,875
   Amortization of Other
      Intangible Assets                         7,901               717                                $(36)             $8,582
                                       ---------------   ---------------                      ---------------     ---------------
                                              $32,844            $2,649                                $(36)            $35,457
                                       ===============   ===============                      ===============     ===============

  Allowance for Estimated Losses
      on Sales Returns                        $22,123                          $46,096         $(44,980) (a)            $23,239
                                       ===============                      ===============   ===============     ===============

  Inventory Valuation Adjustment              $23,415            $6,418                        $(11,381) (b)            $18,452
                                       ===============   ===============                      ===============     ===============

=================================================================================================================================

(a) Returns charged against provision, net of recoveries.
(b) Disposals, net of recoveries