Form 10-Q
period 1997-05-31
TOPPS CO INC
filed 1997-07-15
CIK 812076

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended May 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from______________________to_________________________


Commission File Number:  0-15817


                             THE TOPPS COMPANY, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                     11-2849283
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



The number of outstanding shares of Common Stock as of July 9, 1997 was 46,400,010.

                             THE TOPPS COMPANY, INC.




-------------------------------------------------------------------------------
                         PART I - FINANCIAL INFORMATION
-------------------------------------------------------------------------------


ITEM 1.  FINANCIAL STATEMENTS


Index                                                                      Page

         Condensed Consolidated Balance Sheets as of
           May 31, 1997 and March 1, 1997                                     3

         Condensed Consolidated Statements of Operations
           for the thirteen weeks ended May 31, 1997 and
           June 1, 1996                                                       4

         Condensed Consolidated Statements of Cash Flows
           for the thirteen weeks ended May 31, 1997 and
           June 1, 1996                                                       5

         Notes to Condensed Consolidated Financial Statements                 6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                  8






-------------------------------------------------------------------------------
                           PART II - OTHER INFORMATION
-------------------------------------------------------------------------------


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 10

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    10





The condensed consolidated financial statements for the thirteen weeks ended May 31, 1997 included herein have been reviewed by Deloitte & Touche LLP independent public accountants, in accordance with established professional standards for such a review. The report of Deloitte & Touche LLP is included on page 7.

                                THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               (Unaudited)
                                                                                   May              March
                                                                                  31,1997           1, 1997
                                                                                ----------          -------
                                                                                    (amounts in thousands
                                                                                      except share data)
     ASSETS
     CURRENT ASSETS:
         Cash                                                                   $  24,569            $  24,199
         Accounts receivable - net                                                 47,646               59,776
         Inventories                                                               14,509               19,181
         Income tax receivable                                                      3,328                2,901
         Deferred tax assets                                                        3,268                3,489
         Prepaid expenses and other current assets                                  7,993                9,012
                                                                                ---------            ---------
             TOTAL CURRENT ASSETS                                                 101,313              118,558
                                                                                ---------            ---------

     PROPERTY, PLANT, & EQUIPMENT                                                  16,822               16,340
         Less:  accumulated depreciation                                            3,705                3,440
                                                                                ---------            ---------
             NET PROPERTY, PLANT & EQUIPMENT                                       13,117               12,900
                                                                                ---------            ---------

     INTANGIBLE ASSETS, net of accumulated
         amortization of $36,110 (1998) and $35,457 (1997)                         64,812               65,456
     OTHER ASSETS                                                                   4,616                4,264
                                                                                ---------            ---------
             TOTAL ASSETS                                                       $ 183,858             $201,178
                                                                                =========            =========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES:
         Accounts payable                                                       $  19,475            $  35,150
         Accrued expenses and other liabilities                                    53,885               52,701
         Current portion of long-term debt                                          7,500                7,500
         Income taxes payable                                                       4,247                4,491
                                                                                ---------            ---------
             TOTAL CURRENT LIABILITIES                                             85,107               99,842

     LONG-TERM DEBT, less current portion                                          24,950               27,450
     DEFERRED INCOME TAXES                                                            568                  379
     OTHER LIABILITIES                                                              5,687                5,455
                                                                                ---------            ---------
             TOTAL LIABILITIES                                                    116,312              133,126
                                                                                ---------            ---------

     STOCKHOLDERS' EQUITY:
         Preferred stock, par value $.01 per share authorized
             10,000,000 shares, none issued
         Common stock, par value $.01 per share, authorized
             100,000,000 shares; issued 47,502,510 shares,
              less 1,102,500 shares in Treasury                                       475                  475
     Stock
       Additional paid-in capital                                                  16,812               16,812
       Treasury stock, 1,102,500 shares (1998) and 967,500
             (1997) at cost                                                        (8,881)              (8,358)
       Retained earnings                                                           59,598               58,776
       Cumulative foreign currency adjustment                                        (458)                 347
                                                                                ----------           ---------
         TOTAL STOCKHOLDERS' EQUITY                                                67,546               68,052
                                                                                ----------           ---------
         TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY                                                               $ 183,858             $201,178
                                                                                =========            =========

   See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.
                                                           3

                                THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                                       (Unaudited)
                                                                                    Thirteen weeks ended
                                                                                May                 June
                                                                                31,1997             1, 1996
                                                                                -------             -------
                                                                                    (amounts in thousands,
                                                                                     except share data)

     Net sales                                                                  $  60,177          $   79,261

     Cost of sales                                                                 37,714              53,087
                                                                                ---------           ---------

        Gross profit on sales                                                      22,463              26,174

     Royalties and other income                                                       448                 583
                                                                                ---------            --------

                                                                                   22,911              26,757

     Selling, general and administrative expenses                                  20,900              19,394
                                                                                ---------            --------

        Income from operations                                                      2,011               7,363

     Interest income (expense), net                                                  (544)               (563)
                                                                                ---------            --------

     Income before provision for income taxes                                       1,467               6,800

     Provision for income taxes                                                       645                3,060
                                                                                ---------            ---------

         Net income                                                             $     822            $   3,740
                                                                                =========            =========



     Net income per share                                                           $ .02                $ .08



     Weighted average shares outstanding                                        46,485,175          47,047,510





     See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.

                 TOPPS COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                       (Unaudited)
                                                                                    Thirteen weeks ended
                                                                                 May                June
                                                                                31,1997           1, 1996
                                                                                -------           -------
                                                                                 (amounts in thousands)
     Cash provided by (used for) operations:
      Net income                                                                $    822          $  3,740
      Add(subtract) non-cash items included in net income:
         Depreciation and amortization                                               992             1,757
         Deferred income taxes                                                       409            (4,776)

         Change in assets and liabilities:
           Receivables                                                            12,129           (11,647)
           Inventories                                                             4,671             3,423
           Income tax receivable                                                    (427)            1,158
           Prepaid expenses and other current assets                               1,020                 4
           Other assets                                                             (375)             (244)
           Payables and other current liabilities                                (14,734)           17,621
           Other liabilities                                                        (662)                1
                                                                                ---------         --------

             Cash provided by operations                                           3,845            11,037
                                                                                ---------         --------

     Cash used for investing activities:
      Additions to property, plant and equipment                                    (453)            (279)
                                                                                ---------         --------



     Cash used for financing activities:
       Reduction of debt                                                          (2,500)           (4,300)
       Purchase of treasury stock                                                   (522)                 -
                                                                                ---------         ---------

             Cash used for financing activities                                   (3,022)           (4,300)
                                                                                ---------         ---------

     Net increase in cash                                                            370              6,458
     Cash at beginning of quarter                                                 24,199             24,154
     Cash at end of quarter                                                     $ 24,569           $ 30,612
                                                                                =========          ========




     Interest paid                                                              $    708           $    307
     Income taxes paid                                                          $    649           $  1,732






     See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THIRTEEN WEEKS ENDED MAY 31, 1997


1.       Basis of Presentation

         The accompanying unaudited condensed interim consolidated financial statements have been prepared by The Topps Company, Inc. and subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, which are, in the opinion of management, considered necessary for a fair presentation. These statements do not include all information required by generally accepted accounting principles to be included in a full set of financial statements. Operating results for the thirteen weeks ended May 31, 1997 and June 1, 1996 are not necessarily indicative of the results that may be expected for the year ending February 28, 1998. For further information refer to the consolidated financial statements and notes thereto in the Company's annual report for the year ended March 1, 1997.

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

3.       Inventories
                                         (Unaudited)
                                            May           March
                                          31, 1997        1, 1997
                                          --------        -------
                                          (amounts in thousands)

         Raw materials                   $  3,756        $  6,236
         Work in process                    1,491           1,874
         Finished products                  9,262          11,071
                                          --------        -------
        Total                             $14,509         $19,181
                                           =======        =======

4.       Implementation of New Accounting Standard

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which establishes new standards for computing and presenting net income per share. The statement is effective for periods ending after December 15, 1997. Accordingly, the Company will adopt the standard beginning with its fourth quarter of fiscal 1998. For the first quarter of fiscal 1998, there would have been no material effect on net income per share, if this new standard had been in effect.

INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors and Stockholders
The Topps Company, Inc.


We have made a review of the accompanying condensed consolidated balance sheet of The Topps Company, Inc. and subsidiaries as of May 31, 1997, and the related condensed consolidated statements of operations and cash flows for the thirteen week periods ended May 31, 1997 and June 1, 1996, in accordance with the standards established by the American Institute of Certified Public Accountants.

A review of interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial information, applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.
Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of The Topps Company, Inc. and subsidiaries as of March 1, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated April 1, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 1, 1997 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





DELOITTE & TOUCHE LLP



June 24, 1997
New York, New York

ITEM 2. Management's Discussion And Analysis Of Financial Condition and Results Of Operations

Net sales for the first quarter of fiscal 1998 decreased 24.1% to $60,177,000 from $79,261,000 for the same period last year. This decrease resulted from lower sales of sports cards, principally baseball which, in fiscal 1997 had featured a highly popular tribute to Mickey Mantle and, to a lesser extent, the Company's decision not to renew its hockey licenses. Revenues versus a year ago were also affected by the timing of certain product releases of Topps Europe, Ltd. (formerly Merlin) and by lower lollipop sales internationally, which benefited last year from highly successful Ring Pop launches in France and Germany.

Gross profit as a percentage of net sales for the first quarter of fiscal 1998 increased to 37.3% as compared with 33.0% for the same period last year. Gross profit margins were positively impacted by the reduction in manufacturing expenses resulting from the fiscal 1997 closure of the Company's plant in Duryea, Pennsylvania. Absence of minimum guarantee shortfall payments to certain of the Company's licensors and reduced inventory obsolescence also contributed to the higher gross profit percentages.

Selling, general and administrative expenses increased as a percentage of net sales from 24.5% to 34.7% in the first quarter of fiscal 1998. This percentage increase was largely the result of lower sales in fiscal 1998 as well as a shift in the timing of domestic confectionery advertising charges and one-time costs associated with the outsourcing of Bazooka bubble gum products.

The effective tax rate for the first quarter of fiscal 1998 was 44.0% versus an effective rate of 45.0% for the same period a year ago.

Net income for the first quarter of fiscal 1998 was $822,000, or $0.02 per share, as compared with $3,740,000, or $0.08 per share, for the same period last year.

On June 30, 1995, the Company entered into a $65 million credit agreement ( the "Credit Agreement") with a syndicate of banks which consisted of a $50 million term loan to finance the Merlin acquisition, a $2 million letter of credit facility and a $13 million revolving credit facility to be used for working capital and general corporate purposes. The Credit Agreementis secured by a
pledge of 65% of the stock of Merlin.   Beginning April 1996, interest rates on
half of the outstanding principal of the loan were variable and a function of short-term indices and the Company's consolidated leverage ratio, while interest rates on the balance of the outstanding loan were fixed for two years as a result of interest rate swap agreements and were, therefore, a function of interest rates at the commencement of the swap transactions and the Company's consolidated leverage ratio. The Credit Agreement contains restrictions and prohibitions of a nature generally found in loan agreements of this type and requires the Company, among other things, to comply with certain financial covenants, limits the Company's ability to sell or acquire assets or borrow additional money (other than through the revolving facility), and prohibits the payment of dividends. On June 13, 1997, the Credit Agreement was amended to reduce the required Fixed Charge Ratio for the fiscal years of 1998 and 1999 in exchange for certain additional restrictions on the Company's ability to repurchase stock and establishment of a cash balance minimum requirement of $11,500,000.

On June 27, 1996, the Company announced that its Board of Directors had authorized the repurchase of up to 2,000,000 shares of its common stock. The total number of shares to be repurchased and the price the Company will pay will depend on a variety of factors, including prevailing market conditions. As of July 11, 1997, the Company had repurchased 647,500 shares pursuant to this authorization at an average per share price of $4.26.

As of May 31, 1997, the Company had $24,569,000 in cash and $32,450,000 in debt as a result of the Merlin acquisition. Management believes, in light of the Company's borrowing capacity and cash on hand at May 31, 1997, that the Company has adequate means to meet its working capital, capital expenditure, interest and principal repayment requirements for the foreseeable future.

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby filing cautionary statements identifying important factors that could cause actual results to differ materially from those projected in any forward -looking statements of the Company made by or on behalf of the Company, whether oral or written. Among the factors that could cause the Company's actual results to differ materially from those indicated in any such forward-statements are: (i) the failure of certain of the Company's principal products, particularly sports cards and sticker and album collections, to achieve expected sales levels during the third and fourth quarters of fiscal 1998; (ii) the Company's inability to resolve existing Bazooka gum production problems; (iii) significant and unexpected changes in the costs related to closure of the Duryea plant and the outsourcing of Bazooka gum and trading card production; (iv) the result of the labor charge filed by the Union representing employees that were terminated as a result of the closure of the Duryea plant; (v) quarterly fluctuations in results; (vi) the Company's loss of important licensing and supply arrangements with third parties including, without limitation, its agreement for the manufacture of Bazooka bubble gum; (vii) the effect of changes in trade terms with certain of the Company's key customers; (viii) difficulties in the Company's attempts to penetrate new international markets for its products;
(ix) further prolonged and material contraction in the trading card industry;
(x) excessive returns of the Company's products; and (xi) the effect of restrictions and financial covenants imposed by the Company's Bank Loan Agreement, as well as other risks detailed from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

                             THE TOPPS COMPANY, INC.

                                     PART II

                                OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


The Annual Meeting of Stockholders of the Company took place on June 25, 1997 for the following purposes:

         1.  To elect two directors;
         2.  To ratify the appointment of auditors;
         3. To consider a stockholder proposal regarding the classification of the Board of Directors;
         4. To consider a stockholder proposal regarding the form of compensation to be paid to non- employee Directors;
         5. To consider a stockholder proposal regarding the retention of an investment bank to explore alternatives to enhance the value of the Company.


The results of the matters voted on are as follows:

                                                                                              Broker
                                                For            Against       Abstentions      Non-Votes
                                            -----------     ------------    -------------    -----------
1.  Election of Directors
       Arthur T. Shorin                     41,421,883         281,556       1,367,119
       Wm. B. Little                        41,541,241         162,198       1,367,119

2.  Ratification of auditors                42,646,974         227,432         196,152

3.  Stockholder proposal
        regarding classification
        of the Board of Directors           22,386,823      10,271,054         376,195        10,036,486

4.  Stockholder proposal
       regarding the form of
       compensation to be paid
       to non-employee Directors             6,833,342      25,813,784         386,946        10,036,486

5.  Stockholder proposal
       regarding the retention of
       an investment bank                  10,784,169       19,358,177        2,891,726       10,036,486




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits as required by Item 601 of Regulation S-K

     10.30 - Amendment Number 3 to Credit Agreement

                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      THE TOPPS COMPANY, INC.
                                     -------------------------
                                            REGISTRANT



                                      /s/    Catherine Jessup
                                     --------------------------
                                      Vice President-Chief Financial
                                               Officer









July 15, 1997