Form 10-Q
period 1997-08-30
TOPPS CO INC
filed 1997-10-14
CIK 812076

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended August 30, 1997

                                                           OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the transition period from_______________________to_______________________

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



The number of outstanding shares of Common Stock as of October 6,1997 was 46,400,010.

                             THE TOPPS COMPANY, INC.




--------------------------------------------------------------------------------
                         PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------


ITEM 1.  FINANCIAL STATEMENTS

      Index                                                               Page

         Condensed Consolidated Balance Sheets as of
           August 30, 1997 and March 1, 1997                                 3

         Condensed Consolidated Statements of Operations
           for the thirteen and twenty-six weeks ended
           August 30, 1997 and August 31, 1996                               4

         Condensed Consolidated Statements of Cash Flows
           for the twenty-six weeks ended August 30, 1997 and
           August 31, 1996                                                   5

          Notes to Condensed Consolidated Financial Statements               6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                        8





-------------------------------------------------------------------------------
                           PART II - OTHER INFORMATION
-------------------------------------------------------------------------------



ITEM 1.  LEGAL PROCEEDINGS                                                  10


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                   10






The condensed consolidated financial statements for the twenty-six weeks ended August 30, 1997 included herein have been reviewed by Deloitte & Touche LLP independent public accountants, in accordance with established professional standards for such a review. The report of Deloitte & Touche LLP is included on page 7.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                              (Unaudited)
                                                               August           March
                                                               30, 1997         1, 1997
                                                               ----------       -------
                                                     (In thousands of dollars, except share data)
     ASSETS
     CURRENT ASSETS:
         Cash                                                  $  18,215        $  24,199
         Accounts receivable - net                                40,494           59,776
         Inventories                                              17,321           19,181
         Income tax receivable                                     5,245            2,901
         Deferred tax assets                                       3,118            3,489
         Prepaid expenses and other current assets                 7,800            9,012
                                                              ----------        ---------
             TOTAL CURRENT ASSETS                                 92,193          118,558
                                                              ----------        ---------

     PROPERTY, PLANT, & EQUIPMENT                                 17,535           16,340
         Less:  accumulated depreciation                           4,265            3,440
                                                              ----------        ---------
             NET PROPERTY, PLANT & EQUIPMENT                      13,270           12,900
                                                              ----------        ---------

     INTANGIBLE ASSETS, net of accumulated
         amortization of $35,045 and $32,844                      64,218           65,456
     OTHER ASSETS                                                  4,305            4,264
                                                              ----------        ---------
             TOTAL ASSETS                                      $ 173,986        $ 201,178
                                                              ==========        =========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES:
         Accounts payable                                      $  20,171        $  35,150
         Accrued expenses and other liabilities                   49,468           52,701
         Current portion of long-term debt                         5,000            7,500
         Income taxes payable                                      2,913            4,491
                                                               ---------        ---------
             TOTAL CURRENT LIABILITIES                            77,552           99,842

     LONG-TERM DEBT, less current portion                         22,450           27,450
     DEFERRED INCOME TAXES                                         2,302              379
     OTHER LIABILITIES                                             5,922            5,455
                                                              ----------        ---------
             TOTAL LIABILITIES                                   108,226          133,126
                                                              ----------        ---------

     STOCKHOLDERS' EQUITY:
         Preferred stock, par value $.01 per share authorized
             10,000,000 shares, none issued
         Common stock, par value $.01 per share, authorized
             100,000,000 shares; issued 47,502,510 shares,
              less 555,000 shares in Treasury Stock                  475              475
       Additional paid-in capital                                 16,812           16,812
       Treasury stock, at cost                                    (8,881)          (8,358)
       Retained earnings                                          57,835           58,776
       Cumulative foreign currency adjustment                       (481)             347
                                                              ----------        ---------
         TOTAL STOCKHOLDERS' EQUITY                               65,760           68,052
                                                              ----------        ---------
         TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY                                              $ 173,986        $ 201,178
                                                              ==========        =========

   See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS





                                                                             (Unaudited)
                                                         Thirteen weeks ended             Twenty-six weeks ended
                                                         August        August              August          August
                                                        30, 1997       31, 1996           30, 1997       31, 1996
                                                        --------       --------           --------       --------

                                                              (In thousands of dollars, except share data)

     Net sales                                        $  55,118       $  55,025        $  115,295      $  134,286

     Cost of sales                                       37,493          34,697            75,207          87,784
                                                      ---------       ---------        ----------      ----------

           Gross profit on sales                         17,625          20,328            40,088          46,502

     Royalties and other income                             162             656               610           1,239
                                                      ---------       ---------        ----------      ----------

                                                         17,787          20,984            40,698          47,741

     Selling, general and administrative expenses        20,721          18,216            41,621          37,610
                                                      ---------       ---------        ----------      ----------

           Income (loss) from operations                 (2,934)          2,768              (923)         10,131


     Interest income (expense), net                        (213)           (537)             (757)         (1,100)
                                                      ---------       ---------        ----------      ----------


     Income (loss) before provision (benefit) for
     income taxes                                        (3,147)          2,231            (1,680)          9,031

     Provision (benefit) for income taxes                (1,384)          1,004              (739)          4,064
                                                      ---------      ----------        ----------      ----------


           Net income (loss)                          $  (1,763)      $   1,227       $      (941)      $   4,967
                                                      =========       =========       ===========      ==========



     Net income (loss) per share                        $ (0.04)         $ 0.03           $ (0.02)         $ 0.11



     Weighted average shares outstanding             46,400,010      47,011,191        46,442,592      47,029,351











     See Notes to Condensed Consolidated Financial Statements and
     Accountants' Review Report.

                     THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                      (Unaudited)
                                                                                Twenty-six weeks ended
                                                                                August          August
                                                                                30, 1997      31, 1996
                                                                              (In thousands of dollars)
        Cash provided by (used for) operations:
          Net income (loss)                                                     $   (941)     $  4,967
          Adjustments to reconcile net income (loss) to cash flows
               Depreciation and amortization                                       2,021         3,236
               Deferred taxes on income                                            2,295           648

          Net effect of changes in:
                    Receivables                                                   19,282         6,006
                    Inventories                                                    1,860         4,513
                    Income tax receivable                                         (2,344)        1,048
                    Prepaid expenses and other current assets                      1,210         3,464
                    Payables and other current liabilities                       (19,790)       (4,579)
                    Other                                                          ( 611)       (  658)
                                                                                --------       -------

                       Cash provided by operations                                 2,982        18,645
                                                                                --------       -------

      Cash used for investing activities:
          Additions to property, plant and equipment, net of disposals             ( 944)        ( 327)
                                                                                --------       -------

                       Cash used for investing activities                          ( 944)        ( 327)
                                                                                --------       -------

      Cash used for financing activities:
           Reduction of debt                                                     ( 7,500)      ( 6,850)
           Purchase of treasury stock                                            (   522)      (   502)
                                                                                --------       -------

                       Cash provided by (used for) financing activities          ( 8,022)      ( 7,352)
                                                                                --------       -------

      Net increase (decrease) in cash                                            ( 5,984)       10,966
      Cash at beginning of year                                                   24,199        24,154
                                                                                --------       -------
      Cash at end of quarter                                                    $ 18,215      $ 35,120
                                                                                ========      ========



      Supplemental information:
           Interest paid                                                        $  1,472      $  1,125
           Income taxes paid                                                    $    868      $  4,981






       See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     TWENTY-SIX WEEKS ENDED AUGUST 30, 1997


1.       Basis of Presentation

         The accompanying unaudited condensed interim consolidated financial statements have been prepared by The Topps Company, Inc. and subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, which are, in the opinion of management, considered necessary for a fair presentation. These statements do not include all information required by generally accepted accounting principles to be included in
         a full set of financial statements.   Operating results for the
         twenty-six weeks ended August 30, 1997 and August 31, 1996 are not necessarily indicative of the results that may be expected for the year ending February 28, 1998. For further information refer to the consolidated financial statements and notes thereto in the Company's annual report for the year ended March 1, 1997.


         Financial results for the period ended August 30,1997 reflect a change in Topps Europe's fiscal quarter to include the month of August. The impact of the extra month on consolidated net sales was approximately $2,900,000. The impact on net income / (loss) was not material.




2.       Quarterly Comparison

         Management believes that quarter-to-quarter comparisons of sales and operating results are affected by a number of factors, including the timing of product introductions and variations in shipping and factory scheduling requirements. Thus, annual sales and earnings amounts are unlikely to consist of equal quarterly portions.

3.       Inventories

                                                    (Unaudited)
                                                       August           March
                                                     30, 1997         1, 1997
                                                      (amounts in thousands)

         Raw materials                              $  2,177         $  6,236
         Work in process                               3,288            1,874
         Finished products                            11,856           11,071
                                                    --------          -------
         Total                                      $ 17,321         $ 19,181
                                                    ========          =======


4.       Implementation of New Accounting Standard

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which establishes new standards for computing and presenting net
         income per share.   The statement is effective for periods ending after
         December 15, 1997. Accordingly, the Company will adopt the standard beginning with its fourth quarter of fiscal 1998. For the second quarter of fiscal 1998, there would have been no material effect on net income (loss) per share, if this new standard had been in effect.

INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors and Stockholders
The Topps Company, Inc.


We have made a review of the accompanying condensed consolidated balance sheet of The Topps Company, Inc. and subsidiaries, as of August 30, 1997, and the related condensed consolidated statements of operations and cash flows for the thirteen and twenty-six week periods ended August 30, 1997 and August 31, 1996, in accordance with the standards established by the American Institute of Certified Public Accountants.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of March 1, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated April 1, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 1, 1997 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





DELOITTE & TOUCHE LLP



September 22,1997

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations




Financial results for both the second quarter and the first half ended August 30, 1997 reflect a change in Topps Europe's fiscal quarter to include the month of August. The impact of the extra month on consolidated net sales was approximately $2,900,000. The impact on net income/(loss) was not material.


Three Months Ended August 30, 1997 Compared with the Three Months Ended August 31, 1996

         Net sales for the second quarter of fiscal 1998 increased 0.2%, to $55,118,000 from $55,025,000 for the same period last year. Second quarter sales reflected continued softness in the sports and entertainment card markets offset by higher sales than last year of lollipops and the extra month of Topps Europe results.

         Gross profit as a percentage of net sales for the second quarter decreased to 32.0% from 36.9% for the same period last year. Gross profit was negatively impacted, in part, by higher royalty payments in the U.S. (due to timing) and minimum guarantee shortfalls in Brazil. Higher product costs outside of the U.S. also negatively affected gross profit. The Company benefited in the quarter from savings related to the December 1996 closure of the Duryea, Pennsylvania manufacturing facility.

         The decrease in royalties and other income from $656,000 to $162,000 in the second quarter of fiscal 1998 was the result of the assumption of the Canadian business from our licensee in March 1997.

         Selling, general and administrative expenses ("S,G&A") for the second quarter of fiscal 1998 increased to $20,721,000 or 37.6% of net sales, from $18,216,000 or 33.1% for the same period last year. This increase occurred primarily as a result of overhead costs associated with the start-up of operations in Latin America, costs to close certain European offices and the absence of a one-time health insurance refund received last year.

         The effective tax rate for the second quarter of fiscal 1998 was 44.0% compared to an effective rate of 45.0% for the same period a year ago.

         Net income/(loss) for the second quarter of fiscal 1998 was $(1,763,000), or $(0.04) per share, as compared with $1,227,000, or $0.03 per share for the same period last year.


Six Months Ended August 30, 1997 Compared with the Six Months Ended August 31, 1996

         Net sales for the first half of fiscal 1998 decreased 14.1%, to $115,295,000 from $134,286,000 for the same period last year. The decrease resulted from lower sales of sports cards, principally baseball in the first quarter, which in fiscal 1997 had featured a highly popular tribute to Mickey Mantle, and the Company's decision not to renew its hockey licenses. Revenues versus a year ago were also affected by softness in the market for entertainment picture products both in the U.S. and overseas.

         Gross profit as a percentage of net sales for the first half of fiscal 1998 increased to 34.8% as compared with 34.6% for the same period last year. The margin improvement was the result of savings from the closure of the Duryea, Pennsylvania manufacturing facility and lower obsolescence costs in the U.S. Higher product costs overseas and royalties in Brazil partially offset these cost reductions.

         The decrease in royalties and other income from $1,239,000 to $610,000 in the first half of fiscal 1998 was the result of the assumption of the Canadian business from our licensee.

         Selling, general and administrative expenses ("S,G&A") for the first half of fiscal 1998 increased to $41,621,000 or 36.1% of net sales, from $37,610,000 or 28.0% for the same period a year ago. The percentage increase was largely the result of lower sales in fiscal 1998 as well as costs associated with the start-up of Latin American operations and the absence of a one-time health insurance refund received last year.

         The effective tax rate for the first half of fiscal 1997 was 44.0% compared to an effective rate of 45.0% for the same period a year ago.

         Net income/(loss) for the first half of fiscal 1998 was $(941,000), or $(0.02) per share, as compared with $4,967,000, or $0.11 per share for the same period last year.

         On June 30, 1995, the Company entered into a $65 million credit agreement ( the "Credit Agreement") with a syndicate of banks which consisted of a $50 million term loan to finance the Merlin acquisition, a $2 million letter of credit facility and a $13 million revolving credit facility to be used for working capital and general corporate purposes. The Credit Agreement is secured by a pledge of 65% of the stock of Merlin. Beginning April 1996, interest rates on half of the outstanding principal of the loan were variable and a function of short-term indices and the Company's consolidated leverage ratio, while interest rates on the balance of the outstanding loan were fixed for two years as a result of interest rate swap agreements and were, therefore, a function of interest rates at the commencement of the swap transactions and the Company's consolidated leverage ratio. The Credit Agreement contains restrictions and prohibitions of a nature generally found in loan agreements of this type and requires the Company, among other things, to comply with certain financial covenants, limits the Company's ability to sell or acquire assets or borrow additional money (other than through the revolving facility), and prohibits the payment of dividends. On June 13, 1997, the Credit Agreement was amended to reduce the required Fixed Charge Ratio for the fiscal years of 1998 and 1999 in exchange for certain additional restrictions on the Company's ability to repurchase stock, and the establishment of a cash balance minimum requirement of $11,500,000.

         As of August 30, 1997, the Company had $18,215,000 in cash and $27,450,000 in debt as a result of the Merlin acquisition. Management believes, in light of the Company's borrowing capacity and cash on hand at August 30, 1997, that the Company has adequate means to meet its working capital, capital expenditure, interest and principal repayment requirements for the foreseeable future.

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

                             THE TOPPS COMPANY, INC.

                                     PART II

                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS


LEGAL PROCEEDINGS

         In August 1996, the Company was named a defendant in a class action in the United States District Court for the Eastern District of New York (the "Court") entitled Sullivan, et.al. v. The Topps Company, Inc. No. CV-96-3779
(EDNY) (the Action"). The Action alleged, among other things, that the Company violated the federal Racketeer Influenced and Corrupt Organizations Act by its practice of selling sports and entertainment cards with randomly-inserted "insert" cards, in violation of state and federal anti-gambling statutes. Each of the Company's principal competitors, as well as several of its principal licensors, was separately sued in its home state for employing, or participating in, the same or similar practices. The Action sought treble damages and attorneys' fees on behalf of all purchasers of packs of cards potentially including "insert" cards over a four-year period. On August 21, 1997 the Court entered a judgment granting the Company's motion to dismiss the complaint with prejudice. The plaintiffs have filed a Motion to Alter, Amend and Vacate Judgment and for Leave to File Amended Complaint. The Company has opposed the motion.

         In November 1996, Teamsters Local 229 (the "Union") filed an unfair labor practice charge with the National Labor Relations Board (the "NLRB") relating to the Duryea plant closing. In April 1997, the NLRB issued a complaint against the Company based upon the Union's charge, alleging that the Company refused to bargain over its decision to close the Duryea plant. On September 28, 1997 the Union membership voted to accept the Company's offer in settlement (the "Settlement Offer") of the unfair labor practice charge and in satisfaction of any obligation to bargain concerning the decision and the effects of the decision to close the Duryea plant. Under the Settlement Offer, all individuals who worked for the Company in 1996 and were affected by the closure of Duryea would be paid $450 for each full year of service to the Company. Individuals who did not work during 1996, but who retained certain recall rights, would receive a lump sum payment of $1,500. The Settlement Offer is subject to the execution of final documentation between the parties.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits as required by Item 601 of Regulation S-K

      10.31 - Retail Product License Agreement with the Major League Baseball Properties, Inc. dated September 28, 1995

                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             THE TOPPS COMPANY, INC.
                                   REGISTRANT



                              /s/ Catherine Jessup
                         Vice President-Chief Financial
                                     Officer












October 14, 1997