Form 10-Q
period 1997-11-29
TOPPS CO INC
filed 1998-01-13
CIK 812076

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 29, 1997

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period
from___________________________________to___________________________________


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



The number of outstanding shares of Common Stock as of January 10, 1997 was 46,400,010.

                               THE TOPPS COMPANY, INC.



--------------------------------------------------------------------------------
                            PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------

ITEM 1.   FINANCIAL STATEMENTS

                    Index                                                Page
                    -----                                                ----

          Condensed Consolidated Balance Sheets as of
           November 29, 1997 (Unaudited) and March 1, 1997                 3

          Condensed Consolidated Statements of Operations (Unaudited)
           for the thirteen and thirty-nine weeks ended
           November 29, 1997 and November 30, 1996                         4

          Condensed Consolidated Statements of Cash Flows (Unaudited)
           for the thirty-nine weeks ended November 29, 1997 and
           November 30, 1996                                               5

          Notes to Condensed Consolidated Financial Statements             6


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                              9


--------------------------------------------------------------------------------
                             PART II - OTHER INFORMATION
--------------------------------------------------------------------------------


ITEM 1.   LEGAL PROCEEDINGS                                                13



The condensed consolidated financial statements for the thirty-nine weeks ended November 29, 1997 included herein have been reviewed by Deloitte & Touche LLP independent public accountants, in accordance with established professional standards for such a review. The report of Deloitte & Touche LLP is included on page 8.

                       THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS


                                             (Unaudited)
                                              November           March
                                              29, 1997           1, 1997
                                             -----------         -------
                                                (amounts in thousands)
ASSETS

CURRENT ASSETS:

  Cash                                       $21,817             $24,199
  Accounts receivable - net                   41,687              59,776
  Inventories                                 18,727              19,181
  Income tax receivable                        8,525               2,901
  Deferred tax assets                          2,944               3,489
  Prepaid expenses and other current assets    7,015               9,012
                                             -------             -------
     TOTAL CURRENT ASSETS                    100,715             118,558
                                             -------             -------

PROPERTY, PLANT, & EQUIPMENT                  18,206              16,340
  Less: accumulated depreciation               4,620               3,440
                                             -------             -------
     NET PROPERTY, PLANT & EQUIPMENT          13,586              12,900
                                             -------             -------
INTANGIBLE ASSETS, net of accumulated
  amortization of $37,418 and $35,457         63,564              65,456
OTHER ASSETS                                   4,109               4,264
                                             -------             -------
     TOTAL ASSETS                           $181,974            $201,178
                                             -------             -------
                                             -------             -------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

  Accounts payable                           $27,940             $35,150
  Accrued expenses and other liabilities      52,608              52,701
  Current portion of long-term debt           33,450               7,500
  Income taxes payable                           839               4,491
                                             -------             -------
     TOTAL CURRENT LIABILITIES               114,837              99,842

LONG-TERM DEBT, less current portion             -                27,450
DEFERRED INCOME TAXES                          3,896                 379
OTHER LIABILITIES                              6,170               5,455
                                             -------             -------
     TOTAL LIABILITIES                       124,903             133,126
                                             -------             -------

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per
    share authorized 10,000,000 shares,
     none issued
  Common stock, par value $.01 per share,
    authorized 100,000,000 shares; issued
    47,502,510 shares, less 555,000 shares
    in Treasury Stock                            475                 475
 Additional paid-in capital                   16,812              16,812
 Treasury stock, at cost                      (8,881)             (8,358)
 Retained earnings                            49,297              58,776
 Cumulative foreign currency adjustment         (632)                347
                                             -------             -------
     TOTAL STOCKHOLDERS' EQUITY               57,071              68,052
                                             -------             -------

     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                               $181,974            $201,178
                                             -------             -------
                                             -------             -------

See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.

                       THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             (Unaudited)
                                         Thirteen weeks ended          Thirty-nine weeks ended
                                     November          November       November       November
                                     29, 1997          30, 1996       29, 1997       30, 1996
                                     ---------         --------       --------       --------
                                           (amounts in thousands, except share data)
Net sales                            $54,173           $62,491        $169,468       $196,777

Cost of sales                         42,524            41,736         117,731        129,520
                                     -------           -------        --------       --------

  Gross profit on sales               11,649            20,755          51,737         67,257

Royalties and other income/(expense)     (73)              547             537          1,785
                                     -------           -------        --------       --------

                                      11,576            21,302          52,274         69,042

Selling, general and administrative
  expenses                            21,581            18,069          63,202         55,680

Plant closure reserve                      -            30,000               -         30,000

Impairment loss                            -             1,350               -          1,350
                                     -------           -------        --------       --------

  Loss from operations               (10,005)          (28,117)        (10,928)       (17,988)

Interest expense, net                   (423)             (501)         (1,180)        (1,600)
                                     -------           -------        --------       --------

Loss before benefit for income
  taxes                              (10,428)          (28,618)        (12,108)       (19,588)

Benefit for income taxes              (1,890)          (10,120)         (2,629)        (6,056)
                                     -------           -------        --------       --------

  Net loss                           $(8,538)         $(18,498)        $(9,479)      $(13,532)
                                     -------           -------        --------       --------
                                     -------           -------        --------       --------

Net loss per share                     $(.18)            $(.39)          $(.20)         $(.29)

Weighted average shares
 outstanding                      46,400,010        46,947,510      46,428,398     47,002,070


See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.

                       THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                             (Unaudited)
                                                       Thirty-nine weeks ended
                                                      November         November
                                                      29, 1997         30, 1996
                                                      --------         --------
                                                         (amounts in thousands)

Cash provided by operations:
  Net loss                                            $(9,479)         $(13,532)
  Add(subtract) non-cash items included in
    net (loss):
    Plant closure reserve                                   -            29,844
    Impairment loss                                         -             1,350
    Depreciation and amortization                       3,203             4,386
    Deferred income taxes                               4,064            (7,371)

    Change in assets and liabilities:
      Receivables                                      18,087            (6,531)
      Inventories                                         456             3,549
      Income tax receivable                            (5,625)           (3,207)
      Prepaid expenses and other current assets         1,996             1,456
      Payables and other current liabilities          (10,955)            4,804
      Other                                             ( 445)            ( 429)
                                                      -------          --------

        Cash provided by operations                     1,302            14,319
                                                      -------          --------

Cash used for investing activities:
  Additions to property, plant and equipment           (1,662)          ( 1,020)

        Cash used for investing activities             (1,662)          ( 1,020)
                                                      -------          --------

Cash used for financing activities:
  Proceeds from borrowing                               6,000                 -
  Payments of long-term debt                          ( 7,500)          ( 6,850)
  Purchase of treasury stock                            ( 522)            ( 502)
                                                      -------          --------

        Cash used for financing activities            ( 2,022)          ( 7,352)
                                                      -------          --------

Net increase (decrease) in cash                       ( 2,382)            5,947
Cash at beginning of year                              24,199            24,154
                                                      -------          --------
Cash at end of quarter                                $21,817           $30,101
                                                      -------          --------
                                                      -------          --------

Supplemental information:
  Interest paid                                        $2,052            $1,941
  Income taxes paid                                    $3,227            $5,222

See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.

                       THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      THIRTY-NINE WEEKS ENDED NOVEMBER 29, 1997


1.   Basis of Presentation

     The accompanying unaudited condensed interim consolidated financial statements have been prepared by The Topps Company, Inc. and subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, which are, in the opinion of management, considered necessary for a fair presentation. These statements do not include all information required by generally accepted accounting principles to be included in a full set of financial statements. Operating results for the thirty-nine weeks ended November 29, 1997 and November 30, 1996 are not necessarily indicative of the results that may be expected for the year ending February 28, 1998. For further information refer to the consolidated financial statements and notes thereto in the Company's annual report for the year ended March 1, 1997.

     Financial results for the period ended November 29, 1997 reflect a change in Topps Europe's fiscal year and include ten months of operations. The impact of the extra month on consolidated net sales was approximately $1,400,000. The impact on net loss was approximately $(903,000).

2.   Quarterly Comparison

     Management believes that quarter-to-quarter comparisons of sales and operating results are affected by a number of factors, including the timing of product introductions and variations in production, shipping and factory scheduling requirements. Thus, annual sales and earnings amounts are unlikely to consist of equal quarterly portions.

3.   Inventories

                                             (Unaudited)
                                              November           March
                                              29, 1997           1, 1997
                                              --------           -------
                                                (amounts in thousands)

     Raw materials                           $  1,776            $  6,236
     Work in process                            1,967               1,874
     Finished products                         14,984              11,071
                                             --------            --------
     Total                                    $18,727             $19,181
                                             --------            --------
                                             --------            --------


4.   Long Term Debt

     As of November 29, 1997, the Company was in technical default of certain financial covenants contained in the Credit Agreement. As a result, the unpaid amount of debt outstanding has been classified as a current liability. The Company is currently engaged in discussion with its lenders to obtain waivers of these financial convenants and/or to renegotiate certain provisions of the Credit Agreement on terms satisfactory to the parties.

5.   Implementation of New Accounting Standard

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which establishes new standards for computing and presenting net income per share. The statement is effective for periods ending after December 15, 1997. Accordingly, the Company will adopt the standard beginning with its fourth quarter of fiscal 1998. For the third quarter of fiscal 1998, there would have been no material effect on net loss per share, if this new standard had been in effect.

6.   Other Statement of Operations Charges

     During the third quarter of fiscal 1997, the Company announced that it would discontinue operations at its Duryea, Pennsylvania factory following the expiration of a labor agreement in December 1996. This resulted in the severance of both union and non-union employees and the outsourcing of all production activities previously performed at that location.

     As a result of the closing, in the third quarter of fiscal year ended March 1, 1997, the Company recorded a charge of $30,000,000, before applicable income tax effects. The charge consisted of approximately $16,100,000 in non-cash write-offs relating to the disposition of factory and related equipment and approximately $13,900,000 relating to severance and other employee-related costs, costs to hold and sell the factory and other costs of the closure.

     In addition, during the third quarter of fiscal year ended March 1, 1997, the Company recorded an impairment reserve of $1,350,000 in accordance with Statement #121 of the Financial Accounting Standards Board for the impairment of its factory in Cork, Ireland.

     As a result of these charges for Duryea and Cork, net loss for the third quarter of fiscal year ended March 1, 1997 was adversely impacted by $20,435,000 ($.43 per share), after applicable income tax effects.

INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors and Stockholders
The Topps Company, Inc.


We have made a review of the accompanying condensed consolidated balance sheet of The Topps Company, Inc. and subsidiaries, ("the Company"), as of November 29, 1997, and the related condensed consolidated statements of operations and cash flows for the thirteen and thirty-nine week periods ended November 29, 1997 and November 30, 1996, in accordance with the standards established by the American Institute of Certified Public Accountants.

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



December 24, 1997

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended November 29, 1997 Compared with the Three Months Ended November 30, 1996

Net sales for the third quarter of fiscal 1998 decreased 13.3%, to $54,173,000 from $62,491,000 for the same period last year. The decrease resulted primarily from continued weakness in the domestic sports card market and lower sales than last year of lollipops in Europe.

Gross profit as a percentage of net sales for the third quarter decreased to 21.5% from 33.2% for the same period last year. Gross profit was negatively impacted, in part, by higher product costs outside of the U.S., as well as increased obsolescence costs in the U.S. and Europe. The Company benefited in the quarter from savings related to the December 1996 closure of the Duryea, Pennsylvania manufacturing facility, despite the recognition of additional start-up costs ($1,100,000) associated with the outsourcing of gum.

The decrease in royalties and other income and expense, net from $547,000 to $(73,000) in the third quarter of fiscal 1998 was the result of the assumption of the Canadian business from our licensee in March 1997 and the recognition of foreign exchange losses on intercompany loans which were written off in association with the closure of certain Topps Europe offices.

Selling, general and administrative expenses ("S,G&A") for the third quarter of fiscal 1998 increased to $21,581,000, or 39.8% of net sales, from $18,069,000, or 28.9% for the same period last year. Of the increase, $1,894,000 was due to severance charges relating to programs designed to reduce overhead and improve profitability. These programs included the reduction of approximately 50 management and administrative positions in the U.S. and Europe. The balance of the charges relating to these reductions will be taken in the fourth quarter of fiscal 1998. Overhead costs associated with the start up of operations in Latin America and higher promotional spending in the U.S. also increased S,G&A in the third quarter of fiscal 1998.

In the third quarter of fiscal 1997, the Company reported charges of $30,000,000 for the closure of its Duryea, Pennsylvania manufacturing facility and $1,350,000 for the impairment of assets at its Cork, Ireland plant.

The decrease in interest income (expense), net to $(423,000) in the third quarter of fiscal 1998, from $(501,000) last year, was attributable to a reduction in the Company's outstanding term loan. The Company borrowed and additional $6,000,000 against its revolving loan facility in November 1997, in connection with settlement payments related to the closure of the Duryea facility.

The recognition of income tax benefits resulted in effective tax rates of 18.1% and 35.4% for the third quarter of fiscal 1998 and 1997, respectively. The reduction in the tax benefit was driven primarily by the Company's inability to recognize tax benefits on certain foreign losses.

Net loss for the third quarter of fiscal 1998 was $8,538,000, or $0.18 per share, as compared with a loss (including plant-related charges) of $18,498,000, or $0.39 per share a year ago. Excluding last year's third quarter plant-related charges, net income for the third quarter of fiscal 1997 would have been $1,937,000, or $0.04 per share.

Nine Months Ended November 29, 1997 Compared with the Nine Months Ended November 30, 1996

Financial results for the nine months ended November 29, 1997 reflect a change in Topps Europe's fiscal year and include ten months of operations. The impact of the extra month on consolidated net sales was approximately $1,400,000. The impact on net loss was $(903,000).

Net sales for the nine months ended November 29, 1997 decreased 13.9%, to $169,468,000 from $196,777,000 for the same period last year. The decline in fiscal 1998 sales was largely the result of continued softness in both the domestic sports card market and the market for entertainment card and sticker products in the U.S. and overseas.

Gross profit as a percentage of net sales for the nine months decreased to 30.5% as compared with 34.2% for the same period last year. The margin reduction was the result of higher direct costs in the U.S. and overseas and higher royalties in Brazil. The Company benefited during this period from savings related to the December 1996 closure of the Duryea, Pennsylvania manufacturing facility, despite the recognition of additional start-up costs of $1,100,000 in the third quarter associated with the outsourcing of gum.

The decrease in royalties and other income and expense, net from $1,785,000 to $537,000 in fiscal 1998 was the result of the assumption of the Canadian business from our licensee and the recognition of foreign exchange losses on intercompany loans, which were written off in association with the closure of certain Topps Europe offices.

Selling, general and administrative expenses ("S,G&A") for the nine months ended November 29, 1997 increased to $63,202,000, or 37.3% of net sales, from $55,680,000, or 28.3% for the same period a year ago. The percentage increase was largely the result of lower sales in fiscal 1998. Additionally, both the percentage and dollar increase versus a year ago were driven by the third quarter fiscal 1998 severance charges, costs associated with the start-up of Latin American operations and higher promotional spending in the U.S.

In the third quarter of fiscal 1997, the Company reported charges of $30,000,000 for the closure of its Duryea, Pennsylvania manufacturing facility and $1,350,000 for the impairment of assets at its Cork, Ireland plant.

The decrease in interest income (expense), net to $(1,180,000) in fiscal 1998, from $(1,600,000) last year, was attributable to a reduction in the Company's outstanding term loan.

The recognition of income tax benefits resulted in effective tax rates of 21.7% and 30.9% for the nine months ended November 29, 1997 and November 30, 1997, respectively. The reduction in the tax benefit was driven primarily by the Company's inability to recognize tax benefits on certain foreign losses.

Net loss for the nine months ended November 29, 1997 was $9,479,000, or $0.20 per share, as compared with a loss (including plant-related charges) of $13,532,000, or $0.29 per share, a year ago. Excluding the plant-related charges, net income for the nine months ended November 30, 1996 would have been $6,904,000, or $0.15 per share.


Liquidity and Capital Resources

On June 30, 1995, the Company entered into a $65 million credit agreement (the "Credit Agreement") with a syndicate of banks which consisted of a $50 million term loan to finance the acquisition of Topps Europe, Ltd., formally known as Merlin Publishing, Ltd., a $2 million letter of credit facility and a $13 million revolving credit facility to be used for working capital and general corporate purposes. The Credit Agreement is secured by a pledge of 65% of the stock of Topps Europe. Beginning April 1996, interest rates on half of the outstanding principal of the loan were variable and a function of short-term indices and the Company's consolidated leverage ratio, while interest rates on the balance of the outstanding loan were fixed for two years as a result of interest rate swap agreements and were, therefore, a function of interest rates at the commencement of the swap transactions and the Company's consolidated leverage ratio. The Credit Agreement contains restrictions and prohibitions of a nature generally found in loan agreements of this type and requires the Company, among other things, to comply with certain financial covenants, limits the Company's ability to sell or acquire assets or borrow additional money (other than through the revolving facility), and prohibits the payment of dividends.

As of November 29, 1997, the Company was in technical default of certain financial covenants contained in the Credit Agreement. As a result, the unpaid amount of debt outstanding has been classified as a current liability. The Company is currently engaged in discussions with its lenders to obtain waivers of these financial covenants and/or to renegotiate certain provisions of the Credit Agreement on terms satisfactory to the parties.

As of November 29, 1997, the Company had $21,817,000 in cash and $33,450,000 in debt. Management believes, in light of the Company's ongoing bank relationships and cash on hand at November 29, 1997, that the Company has adequate means to meet its working capital, capital expenditure, interest and principal repayment requirements for the foreseeable future.

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby filing cautionary statements identifying important factors that could cause actual results to differ materially from those projected in any forward-looking statements of the Company made by or on behalf of the Company, whether oral or written. Among the factors that could cause the Company's actual results to differ materially from those indicated in any such forward-statements are: (i) the Company's inability to reach satisfactory agreement with its lenders on the terms of a waiver or amendment to certain provisions of the Credit Agreement; (ii) the failure of certain of the Company's principal products, particularly sports cards and sticker and album collections, to achieve expected sales levels during the fourth quarter of fiscal 1998; (iii) quarterly fluctuations in results; (iv) the Company's loss of important licensing and supply arrangements with third parties including, without limitation, its agreement for the manufacture of Bazooka bubble gum; (v) the effect of changes in trade terms with certain of the Company's key customers; (vi) difficulties in the Company's attempts to penetrate new international markets for its products; (vii) further prolonged and material contraction in the trading card industry; (vii) excessive returns of the Company's products as well as other risks detailed from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

                               THE TOPPS COMPANY, INC.

                                       PART II

                                  OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS

In November 1996, Teamsters Local 229 (the "Union") filed an unfair labor practice charge with the National Labor Relations Board (the "NLRB") relating to the Duryea plant closing. In April 1997, the NLRB issued a complaint against the Company based upon the Union's charge, alleging that the Company refused to bargain over its decision to close the Duryea plant. On September 28, 1997 the Union membership voted to accept the Company's offer in settlement of the unfair labor practice charge and in satisfaction of any obligation to bargain concerning the decision and the effects of the decision to close the Duryea plant. On November 25, 1997 the parties entered into a Settlement Agreement and Release, memorializing the parties Agreement. Under the Settlement Agreement and Release, all individuals who worked for the Company in 1996 and were affected by the closure of Duryea are to be paid $450 for each full year of service to the Company, provided such individuals execute a release.
Individuals who did not work during 1996, but who retained certain recall rights, are to receive a lump sum payment of $1,500, provided they execute a release. Based on the Settlement Agreement and Release, on December 10,1997, the NLRB signed an order approving withdrawal of the unfair labor practice charge and dismissing the complaint.

                                      SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              THE TOPPS COMPANY, INC.
                                   REGISTRANT



                              /s/ Catherine Jessup
                              -------------------------
                              Vice President-Chief Financial
                                        Officer




January 13, 1998