Form 10-K
period 1998-02-28
TOPPS CO INC
filed 1998-05-28
CIK 812076

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
                    [X] ANNUAL REPORT PURSUANT TO SECTION 13
         OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended February 28, 1998

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


--------------------------------------------------------------------------------
The aggregate market value of Common Stock held by non-affiliates as of May 21,1998 was approximately $133,000,000.

   The number of outstanding shares of Common Stock as of May 14,1998 was 46,400,010.

          Documents incorporated by reference                           Part

Annual Report to Stockholders for the Year Ended February 28, 1998      I,II,IV
Proxy Statement for the 1998 Annual Meeting of Stockholders               III

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

     Topps is a leading marketer of collectible picture products featuring primarily professional athletes and, from time to time, popular television, movie and comic book characters. The Company also distributes Bazooka brand bubble gum as well as branded lollipops, such as Ring Pop and Push Pop, novelty candy products, collectible toys, comic books, magazines and sticker and album collections.

     The sports card category in which the Company competes continued to contract in calendar 1997. This extended industry decline is the result of several factors, including: product and brand proliferation which have led to consumer confusion and oversupply; a competitive rise in other sports-related merchandise choices; a reduction in retailer support and labor strife in the sports industry.

     In 1995, the Company acquired Merlin Publishing International Limited, a U.K.-based publisher and marketer of licensed collectibles, primarily sticker and album collections and, to a lesser extent, trading cards and stationery. While continuing to market products under the Merlin brand name, Merlin Publishing International Limited changed its corporate name to Topps Europe Ltd. ("Topps Europe") in March 1997. As a result of contraction in the market for entertainment sticker and album collections, in fiscal 1998, Topps Europe closed offices in France, Spain and the Netherlands. It continues to have an office in Italy and to service other markets from its office in the U.K.

     Over the last several years, the Company expanded its international operations establishing new subsidiaries in Canada and Mexico in fiscal 1996 and Brazil and Argentina in fiscal 1997. The Company currently distributes its products in over fifty countries, has employees in eight countries and licensees in two international markets.

________________________________________________________________________________
Trademarks of The Topps Company, Inc. and Subsidiaries appearing in this report:
Baby Bottle Pop, Bazooka, Bazooka Blasts, Bazooka Joe, Bowman, Bowman Chrome, Bowman's Best, Candy Zone, Collect 'Ems, Garage Pail Kids, Juice Bar, Mars Attacks, Merlin, Precious Piggies, Precious Puppies, Push Pop, Ring Pop, Roller Pop, Topps, Topps Baby Wild Animals, Topps Chrome, Topps Finest, Topps Gallery, Topps Stadium Club, Topps Stars, Triple Blasts and Wacky Packages.


Unless otherwise indicated, all date references refer to calendar years.

Products

     Sports Picture Products. The Company is a leading marketer of collectible picture products featuring players of Major League Baseball, the National Basketball Association, the National Football League and various professional soccer leagues. In the U.S. and Canada, picture products are generally in the form of cards, while in the rest of the world picture products are typically in the form of sticker and album collections, which are the popular medium for licensed collectibles in these countries.

     Card products feature photographs of athletes and contain summary statistics and biographical material. Over the years, sports picture cards have been marketed in packages with and without bubble gum. The Company markets sports picture cards in various size packages, as well as complete sets, for distribution through a variety of trade channels.

     The Company distributes sports cards under brand names including, but not limited to, Topps, Topps Stadium Club, Topps Finest, Topps Gallery, Bowman, Bowman Chrome, Bowman's Best and Topps Chrome. Each brand of sports cards has its own unique positioning in the marketplace and is designed to appeal to a specific group of consumers. All brands of sports cards are of a high quality and feature laminated paperboard and state-of-the-art reproduction techniques. Certain brands feature borderless cards and also contain foil stamping. Prices generally range from a suggested retail price of $0.99 per pack to $5.00 per pack. The Company is continuously updating the technology and features of its cards.

     Sticker and album collections, which are sold under the Merlin and Topps brand names, are marketed throughout Europe and other selected international markets. Stickers display photos of popular local athletes and sports teams and are typically sold in packages of six. Stickers are designed for insertion in designated places in an associated album, which usually contains more detailed information and statistics regarding the players and teams. The Company is expanding its sports licenses beyond the Premier League in the U.K. and has recently obtained sticker and album rights for soccer in Italy, Norway and Denmark. The Company also sells sticker products in Canada under the Topps brand name.

     Bazooka Brand Bubble Gum. The Company has been marketing Bazooka brand bubble gum since 1947. Traditional chunk Bazooka bubble gum is produced in individually-wrapped rectangular pieces in a variety of flavors and sold at retail for five and ten cents a piece. In the United States and many foreign countries, individual pieces of Bazooka brand bubble gum include a comic printed in the appropriate language usually featuring Bazooka Joe, a copyrighted cartoon character created by the Company in 1953.

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

     During 1997, the Company completed phase one of the relaunch of the Bazooka bubble gum line. This included the development of all new packaging graphics with a contemporary logo and a more focused product line. In 1998, phase two which includes the introduction of a 75 comic series featuring new and updated characters, consumer promotion programs and targeted TV advertising, will be completed.

     The Company also sells Bazooka Blasts, a bubble gum product manufactured with super flavor crystals designed to enhance flavor impact and extend its duration. This product is being sold in four flavors in 1998.


     Lollipops. The Company markets several lollipop products throughout the United States and many foreign countries. Products include Ring Pop (a lollipop made of candy molded into the form of an exaggerated precious gem stone, anchored to a plastic ring) and Push Pop (a cylinder-shaped lollipop packaged in a plastic container with a removable cap, designed to enable consumers to eat a portion of the pop and save the rest). In 1998, the Company plans to continue its advertising and promotional support as well as merchandising efforts behind both Ring Pop and Push Pop. The Company also plans on advertising these lollipops in the Canadian marketplace in 1998.

     In 1998, the Company introduced a new line of confectionery items under the trademark Candy Zone. One of the products, Baby Bottle Pop, is a baby bottle with a delicious lollipop top whose bottle is filled with a tangy candy powder. Another, Flip Pop, is a pop within a fun plastic container, which can be flipped out, licked and replaced back in the case for consumption later. The Company is currently developing other Candy Zone items and intends to build upon this premium-priced line. Introductions of other lollipop products over the last several years include Roller Pop, Triple Blasts and Tongue Sucker.


     Other Collectibles. The Company has introduced four series of collectible plastic animals under the Collect'Ems brand name. These include Puppy In My Pocket, Topps Baby Wild Animals, Precious Puppies and Precious Piggies. Each series consists of 24 different animals which are packaged individually with candy and a collector card.

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

     In fiscal 1998, the Company reduced the number of products sold and focused its entertainment card efforts on a few of the most prominent licenses in the entertainment field. The Company produced cards based on The Lost World:
Jurassic Park, Star Wars, The X-Files and Xena: Warrior Princess.

     The Merlin sticker and album product line has also featured a number of entertainment-based properties. In fiscal 1998, the Company marketed over ten different properties throughout Europe, some in multiple languages, formats and series. Due to the European market contraction, Topps Europe's entertainment-oriented sticker products will be limited to a few product offerings in fiscal 1998.

     Magazine Publishing. The Company is currently publishing two periodicals as well as single issues of souvenir and poster magazines based on subjects of interest in the entertainment field. The quarterly Star Wars Galaxy Magazine features, among other things, interviews with popular Star Wars artists, excerpts of new works of Star Wars fiction, original comics adventures and information regarding the next trilogy of Star Wars films. A quarterly Xena magazine features articles, interviews, artwork and posters based upon the popular television series. The Company has on occasion, also produced commemorative and poster magazines.


     Comic Books. The Company creates and markets a limited selection of high-quality color comic books for distribution primarily in specialty shops. During fiscal 1997, more than 16 different comic books featuring titles such as The X-Files and Mars Attacks were published. Due to the market contraction, in fiscal 1998 the Company published fewer titles and focused attention on its strongest properties. The Company plans to continue this approach in fiscal 1999.


     For a schedule of net sales by major product group for the past three fiscal years, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 6 of the Company's Annual Report to Stockholders for the year ended February 28, 1998 (the "Annual Report"), which is hereby incorporated by reference.



Distribution and Marketing

     Sales and Distribution. The Company's products are sold throughout the United States, Canada and Europe, as well as in Latin American and Asian markets.

     In March 1997, the Company reorganized its U.S. sales force. As a result, U.S. card sales and national accounts are handled by the Company's own sales force, while U.S. confectionery sales to all classes of trade (excluding national accounts) are handled through broker organizations. Together, the sales force and brokers sell to more than 3,000 wholesale tobacco and confectionery jobbers, hobby distributors, wholesale clubs, newsdealers, mass merchandisers and direct-buying grocery, convenience, drug, variety, discount and toy store chains. Sales to more than 3,000 collectible products dealers and hobby shops are made by direct mail solicitation. During fiscal 1997, the Company introduced an innovative retailer alliance program entitled Home Team Advantage. This program is designed to promote hobby retailer loyalty and in-store merchandising.

     The Company develops card products for exclusive distribution in the U.S. hobby channel of trade. Recent examples include the Topps Gallery products that feature unique, top-quality sports star photographs and artwork by renowned artist Peter Max and Topps Stars, a product designed exclusively for the Company's Home Team Advantage hobby retailers.

     In the past, the Company has also operated a direct response membership club through which it marketed special sets of Topps Stadium Club baseball, football and basketball cards as well as other products. This business was terminated in February 1998.

     In Canada, sales of collectible products and confectionery are handled by a small direct sales force and brokers.

     In the U.K., sales of both confectionery products and collectibles are handled by a dedicated sales force as well as wholesalers selling to independents. Together, the sales force and wholesalers reach approximately 30,000 retail news and confectionery outlets. Elsewhere in Europe, sales are primarily through candy and snack food distributors as well as through newstrade agents or distributors. Topps continues to expand its distribution capabilities and now has a presence in over thirty European markets.

     In Latin America, Topps sales of both confectionery and collectible products are handled by national distributors under the supervision of the local Topps general manager. In Asia, Topps products are sold via distributors and direct sales.


     Advertising and Promotion. The Company utilizes a variety of promotional activities, including television, radio and print advertising campaigns, designed to create consumer awareness and increase retail sales of its products, particularly Topps and Topps Stadium Club brand sports cards and Ring Pop and Push Pop lollipops. Worldwide advertising and promotional expenditures as a percentage of net sales for the fiscal years ended 1996, 1997 and 1998 were 7.8%, 7.0% and 8.6%, respectively.

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

     Approximately 65% of the Company's sales are made on a returnable basis. Industry practices require that the Company provide the right to return on sales of sports card products excluding those to hobby dealers, on comic book products sold to mass merchandisers and on sales of most of the sticker and album products in Europe. Returns significantly in excess of the Company's returns provisions could have a material adverse effect on the Company. Consolidated return provisions as a percentage of gross sales for the fiscal years ended 1996, 1997 and 1998 were 16.5%, 14.2% and 12.4%, respectively.

Production

     In December 1996, the Company discontinued operations at its Duryea, Pennsylvania manufacturing facility and took a related one-time charge of
$30,000,000. As a result of the Duryea plant closure, Bazooka gum is manufactured by a single contractor in the U.S. (Hershey Foods Corporation). The cutting, collating and packaging of card products previously performed at the Duryea facility have been outsourced to several manufacturers in the U.S.

     In April 1998, the Company ceased manufacturing operations at its factory in the Republic of Ireland. This facility produced gum on a limited basis. The Company has sufficient inventory for its current needs and is presently seeking alternate sources of production for the longer term.


     Collectible  Picture  Products.  In the U.S.,  photographs  of athletes are generally taken by photographers under contract with the Company or by free-lance photographers on special assignment. In addition, certain photography is provided by the organization representing the leagues and their member teams. Pictures of entertainment subjects are generally furnished by the licensor or created by artists retained by the Company. Computerized graphic artwork and design development for all of the Company's products is done by staff artists and through independent design agencies under the Company's direction. The Company's Graphic Services Department also utilizes state-of-the-art computerized technology to enhance and color-correct photography and computer imaging to create interesting and unusual backgrounds and visual effects.

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

     Certain elements of Merlin brand sticker products are sourced from a single supplier in Italy. The Company believes that there would be other suitable sources available to meet its requirements, if the current supplier were to become unable to meet Merlin's supply needs.


     Confectionery. As a result of the Company's decision to close its Duryea, Pennsylvania plant, the Company now purchases all of its U.S. Bazooka bubble gum requirements from Hershey Foods Corporation pursuant to an agreement which was extended in 1998. The agreement expires in December 2002. The agreement requires the Company to source all of its current U.S. Bazooka production needs from Hershey, provided it can fulfill the orders on a timely basis. Given the shortage of alternative manufacturers for Bazooka gum, failure by Hershey to supply the Company on a timely basis could have a material adverse effect on product availability and, therefore, on sales of Bazooka. Bazooka and other bubble gum products for international sales were manufactured by the Company's factory in the Republic of Ireland through the end of fiscal 1998. In April 1998, production of Bazooka was discontinued in Ireland. The Company has sufficient inventory for its current needs and is presently seeking alternate sources of production for the longer term.

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

     All Products. Sweeteners, flavors, paperboard, packaging materials, foil stamping and UV coating are required to manufacture the Company's total line of collectible picture and confectionery products and are generally available to the Company. The Company does rely on single producers for several of these ingredients or processes. While alternative suppliers are generally available, some adjustment in product specification might be required if these single sources were no longer available to the Company.



Trademarks and License Agreements

     The Company considers its trademarks and license agreements to be of material importance to its business. The Company's principal trademarks have been registered in the United States and many foreign countries where its products are sold. The sports picture products marketed by the Company in the U.S. are all based on rights under license agreements with individual athletes or their players' associations, as well as the licensing bodies of the professional sports leagues. These agreements cover the following sports: Major League Baseball, NBA Basketball and NFL Football. The Company also has a contract with the Premier Soccer League in the U.K. and with players and teams with regard to soccer in Norway and Denmark. The Company's inability to renegotiate successfully its Major League Baseball, NBA Basketball, NFL Football or Premier League Soccer agreements upon expiration, or the loss of any of these license agreements, could have a material adverse effect on the Company. The Company chose not to renew its NHL Hockey license upon its expiration in June 1996. However, the Company has recently negotiated a new trading card license with the National Hockey League Players' Association which is subject to the execution of a definitive agreement. This agreement is contingent upon the Company obtaining a license from National Hockey League Enterprises for the rights to use the team names and logos.

     The Company has an individual license agreement with virtually every major league baseball player. Each baseball player's license agreement is initially for four major league baseball seasons and may be extended for additional seasons as rights are used, if the player and the Company agree. Typically, these agreements are extended annually. Among the rights the Company receives are rights to use a player's name, picture, facsimile signature and biographical description in the form of two or three dimensional pictures, trading cards, postcards, stickers, stamps, transfers, decals, medallions or coins, each within certain size limitations, provided such products are marketed alone or with chewing gum or candy. The licenses granted to the Company by athletes permit the athlete to grant others rights to the use of his name, picture and facsimile signature on other products, including collectible picture cards sold alone or with products other than gum and (with certain exceptions) candy. The Company has a related agreement with the Major League Baseball Players Association, which governs certain terms of the individual player contracts. The Company also has an agreement with Major League Baseball Properties, Inc., which covers the use of the names and insignias of the baseball teams and leagues in connection with its baseball picture products and which expires at the end of the year 2000. The Company conducts a related active licensing program with minor league baseball players and continuously seeks to supplement its relationship with the baseball community through personal visits and corporate identification. The Company considers such relationships to be good and to be of great importance to it. However, should an appreciable number of Major League Baseball players refuse to sign the Company's license agreement, it could have a material adverse effect on the Company.

     The Company also enters into license agreements with entertainment companies to produce certain products. The terms of these contracts depend on a variety of factors. Total royalty expense under the Company's sports and entertainment licensing contracts for the fiscal years ended 1996, 1997 and 1998 were $34,614,000, $37,960,000 and $33,662,000, respectively. See Note 16 of
Notes to Consolidated Financial Statements in the Annual Report, which is incorporated herein by reference, for a description of minimum guarantee payments required under the Company's existing sports contracts.

International Licensing Operations

     The Company, which licenses its technology and trademarks, currently has license agreements with manufacturers in two foreign countries to manufacture and distribute the Company's products. These licensees have the right to sell licensed products in countries of their location and, in certain instances, other countries as well. The Company receives royalties from its licensees based on sales of licensed products and, in certain instances, the licensee's sale of non-Company brands. Prior to fiscal 1996, the licensee in Canada, which had the rights with respect to both collectible picture and confectionery products, accounted for the largest percentage of the Company's royalty income. In fiscal 1996, the Canadian license was restricted to confectionery products only and in fiscal 1997, it was terminated completely. As a result, the Company now markets and distributes all products directly in Canada through Topps Canada Inc., a wholly-owned subsidiary. In addition, in April 1996, the Company's licensing agreement with Productos Stani for the sale of Bazooka in Argentina expired, and Productos Stani became the owner of the Bazooka trademark in Argentina.

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



Seasonality

     The Company's sports picture products are sold throughout the year in the U.S., spanning the three major sports seasons in which the Company currently participates, i.e., baseball, football and basketball. Sales of entertainment card products tend to be driven by the property on which they are based, often peaking with the release of a movie or the rise in popularity of a television program. Sales of confectionery products are relatively stable throughout the year, although they are impacted by the introduction of new products and the use of consumer advertising that can occur at any point in the year. Topps Europe's sales are driven largely by the shipment of products relating to Premier League Soccer, with much of the sales activity occurring in January and February.

Environment

     The Company believes that it is in compliance in all material respects with existing federal, state and local regulations relating to the protection of the environment. Such environmental regulations have not had a material impact on the Company's capital expenditures, earnings or competitive position.



Employees

     In December 1996, the Company discontinued manufacturing operations at its Duryea, Pennsylvania facility. Many of the employees at the Duryea facility were represented by Teamster's Union Local 229 which filed an unfair labor practice charge relating to the closure. This claim was settled and the charge was dismissed in December 1997. See "Item 3 - Legal Proceedings." All of the production employees at the Company's factory in Scranton, Pennsylvania are represented by a union.

     The Company employed approximately 500 people in fiscal 1998. In the fourth quarter of fiscal 1998, the Company eliminated approximately fifty management and administrative positions worldwide. Subsequent to the Company's fiscal 1998 year end, the Company's factory in the Republic of Ireland was shut down. Twenty-six employees were affected by this shutdown.

         The Company considers relations with its employees to be good.



Cautionary Statements

     In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby filing cautionary statements identifying important factors that could cause actual results to differ materially from those projected in any forward-looking statements of the Company made by or on behalf of the Company, whether oral or written. The Company wishes to ensure that any forward-looking statements are accompanied by meaningful cautionary statements in order to maximize to the fullest extent possible the protections of the safe harbor established in the Reform Act. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors, among others, that could cause the Company's actual results to differ materially from those projected in forward-looking statements of the Company:

     1. Dependence on Licenses. The Company's trading card and sticker and album businesses are highly dependent upon licensing arrangements with third parties. These licenses, which have varying expiration dates, are obtained from the various professional sports leagues, players associations and, in certain instances, the players themselves as well as entertainment companies. The

Company's inability to renew or retain these licenses, or the lack of vitality of these licenses, could materially affect its future plans and results.

     2. Contraction in Sports Card Industry and Competition. The Company believes that the sports card industry continued to contract during calendar 1997. That contraction, caused in part by product and brand proliferation and previous labor strife between players and team owners in the various sports, has resulted in an increasingly competitive environment in the sports card industry. In addition, the NBA's collective bargaining agreement between the owners and the union has been reopened for negotiation, and an NBA work stoppage is possible, prior to and/or during the next NBA season. Further prolonged and material contraction in the sports card industry, whether caused by labor strife or otherwise, could materially affect the Company's future plans and results.

     3. Returns. Approximately 65% of the Company's sales are made on a returnable basis. Although the Company maintains provisions for returns, returns considerably in excess of the Company's provisions could materially affect its future plans and results.

     4. Leverage. In July 1995, the Company entered into a credit agreement with a syndicate of eight banks in order to finance the acquisition of Topps Europe, Ltd., formerly known as Merlin Publishing, Ltd. and to provide for working capital and letter of credit needs. As of February 28, 1998, the Company had outstanding $24,950,000 on the term loan, $6,000,000 of revolving credit and $700,000 in standby letters of credit, and the Company was in default of it's financial covenants.

     In May 1998, the total facility was refinanced with Chase Manhattan Bank. The new credit agreement provides for a $24,950,000 term loan payable in monthly installments and a $9,450,000 facility to cover letter of credit and working capital needs. The facility expires on July 6, 2000. Amounts outstanding under this credit agreement are secured by a pledge of the Company's domestic trademarks and 65% of the stock of Topps Europe. Interest rates on the term loan and outstanding revolving credit balance are based on LIBOR plus an applicable margin of 2.75%, or prime. The credit agreement contains certain restrictions and prohibitions of a nature generally found in loan agreements of this type and requires the Company, among other things, to comply with certain financial covenants, limits the Company's ability to sell or acquire assets or borrow additional money and prohibits the payment of dividends and the acquisition of treasury stock. A future default under the new credit facility could materially adversely affect the Company's future plans and results.

     5. Legal Proceedings. In August 1996, the Company was named a defendant in a class action in the United States District Court for the Eastern District of

New York (the "Court") entitled Sullivan, et.al. v. The Topps Company, Inc. No. CV-96-3779 (EDNY) (the "Action"). The Action alleged, among other things, that the Company violated the federal Racketeer Influenced and Corrupt Organizations Act by its practice of selling sports and entertainment cards with randomly-inserted "insert" cards, in violation of state and federal anti-gambling statutes. Each of the Company's principal competitors, as well as several of its principal licensors, was separately sued in its home state for employing, or participating in, the same or similar practices. The Action sought treble damages and attorneys' fees on behalf of all purchasers of packs of cards potentially including "insert" cards over a four-year period. On August 21, 1997, the Court entered a judgment granting the Company's motion to dismiss the complaint with prejudice. The plaintiffs have filed a Motion to Alter, Amend and Vacate Judgment and for Leave to File Amended Complaint. The Company opposed the motion and, by Memorandum and Order dated April 28, 1998, the Court denied plaintiffs' motion in all respects. However, if the decision is appealed, an adverse outcome could materially affect the Company's future plans and results.

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


Executive Officers of the Company

     The information required by this item with respect to the directors of the Company and as to those executive officers who are also directors appearing in the Proxy Statement for the annual meeting of stockholders scheduled to be held on June 30, 1998 ("1998 Proxy Statement") is hereby incorporated by reference thereto. Set forth below is information required by this item covering the other executive officers of the Company.


      Name Position with the Company and business experience during the past five years

Ronald L. Boyum                Vice  President  - Marketing  and Sales of the
                               Company  since March 1995,  Vice  President-
                               Marketing of the Company since April 1994 and Vice President-Sales since April 1990.
                               Mr. Boyum is 46 years of age.

Edward P. Camp                 Vice  President of the Company since April
                               1997 and President of the Hobby Division since October 1995. Mr. Camp held a number of sales related positions within the Company prior thereto. Mr. Camp is 51 years of age.

Michael P. Clancy              Vice President of the Company since
                               February 1995. Mr. Clancy has been
                               Managing  Director - Topps Ireland  since July
                               1990 and Joint Managing  Director - Topps
                               Europe Ltd. since January 1997. Mr. Clancy is 43 years of age.

Michael J. Drewniak            Vice  President - Manufacturing  of the
                               Company  since March 1991. Mr. Drewniak
                               held the position of General Manager -
                               Manufacturing Operations prior thereto.
                               Mr.Drewniak is 61 years of age.

      Name Position with the Company and business experience during the past five years

Ira Friedman                   Vice  President - Publishing and New
                               Product Development of the Company since
                               September 1991. Mr. Friedman joined the
                               Company in October 1988 as Director of New
                               Product Development. Mr. Friedman is 44
                               years of age.

Catherine K. Jessup            Vice President - Chief Financial Officer of
                               the Company since July 1995. Prior to joining the Company, Ms. Jessup held a number of positions with PepsiCo (a food products company) from 1981 to July 1995 including
                               Director  of  Planning and C.F.O.  PepsiCo
                               Wines and Spirits. Ms. Jessup is 42 years of age.

William G. O'Connor            Vice President - Administration of the
                               Company since September 1991. Mr.
                               O'Connor was an Assistant Secretary of
                               the Company  from June 1982 until June 1994. Mr.
                               O'Connor is 49 years of age.

John Perillo                   Vice President - Operations of the Company
                               since April 1995 and Vice President-Controller and Chief Financial Officer of the Company from April 1990 to July 1995. Mr. Perillo is 41 years of age.

Scott Silverstein              Vice President - Business  Affairs and
                               General  Counsel of the Company since
                               February 1995. Mr. Silverstein held the position of General Counsel from July 1993 until February 1995. Prior to joining the Company, Mr. Silverstein was an attorney with the law firm of Hutton Ingram Yuzek Gainen
                               Carroll & Bertolotti from April 1990 until July
                               1993. Prior thereto, he was an attorney with the law firm of Shea & Gould. Mr. Silverstein is the son-in-law of Mr. Shorin, the Company's
                               Chairman of the Board, Chief Executive Officer and President. Mr. Silverstein is 36 years of age.

ITEM 2.  PROPERTIES

     The location and general description of the principal properties owned or leased by the Company are as follows:

                                                                                          Owned or Leased;
                                                                 Area/Facility                If Leased,
      Location                   Type of Facility                Square Footage           Expiration Year

Duryea, Pennsylvania           office and warehouse                  60,000                 Leased; 2000

Scranton, Pennsylvania          manufacturing plant                  41,000                    Owned

Cork, Ireland                   manufacturing plant                 101,000                    Owned*
                                    and office

New York, New York               executive offices                   60,000                 Leased; 2010

Milton Keynes, United            warehouse/office                    10,000                 Leased; 2014
Kingdom

     The Company also leases offices in Canada, Brazil, Argentina, Mexico and Italy. The Company believes that its active facilities are in good repair and are suitable for its needs for the foreseeable future.

     * In April 1998, the Company entered into a contract to sell this property. The Company intends to lease back a small portion of this facility for office space.


ITEM 3.  LEGAL PROCEEDINGS

     In August 1996, the Company was named a defendant in a class action in the United States District Court for the Eastern District of New York (the "Court") entitled Sullivan, et.al. v. The Topps Company, Inc. No. CV-96-3779 (EDNY) (the "Action"). The Action alleged, among other things, that the Company violated the federal Racketeer Influenced and Corrupt Organizations Act by its practice of selling sports and entertainment cards with randomly-inserted "insert" cards, in violation of state and federal anti-gambling statutes. Each of the Company's principal competitors, as well as several of its principal licensors, was separately sued in its home state for employing, or participating in, the same or similar practices. The Action sought treble damages and attorneys' fees on behalf of all purchasers of packs of cards potentially including "insert" cards over a four-year period. On August 21, 1997 the Court entered a judgment granting the Company's motion to dismiss the complaint with prejudice. Thereafter, the plaintiffs filed a Motion to Alter, Amend and Vacate Judgment and for Leave to File Amended Complaint. The Company opposed the motion and, by Memorandum and Order dated April 28, 1998, the Court denied plaintiffs' motion in all respects.

     In November 1996, Teamsters Local 229 (the "Union") filed an unfair labor practice charge with the National Labor Relations Board (the "NLRB") relating to the Duryea plant closing. In April 1997, the NLRB issued a complaint against the Company based upon the Union's charge, alleging that the Company refused to bargain over its decision to close the Duryea plant. On November 25, 1997 the parties entered into a Settlement Agreement and Release, settling this matter. Under the Settlement Agreement and Release, all individuals who worked for the Company in 1996 and were affected by the closure of Duryea were paid $450 for each full year of service to the Company, provided such individuals executed a release. Individuals who did not work during 1996, but who retained certain recall rights, received a lump sum payment of $1,500, provided they executed a release. Based on the Settlement Agreement and Release, on December 10,1997, the NLRB signed an order approving withdrawal of the unfair labor practice charge and dismissing the complaint. As of February 28, 1998, all amounts due under the Settlement Agreement have been paid.


     The Company is a defendant in several other civil actions which are routine and incidental to its business. In management's opinion, after consultation with legal counsel, these actions are not likely to have a material adverse effect on the Company's consolidated financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II


ITEM 5.  MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Reference is made to the data appearing on page 30 of the Annual Report under the heading "Market and Dividend Information" which is hereby incorporated by reference.



ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     Reference is made to the data appearing on page 31 of the Annual Report under the heading "Selected Consolidated Financial Data" which is hereby incorporated by reference.



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the data appearing on pages 6 through 9 of the Annual Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" which is hereby incorporated by reference.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the data appearing on pages 10 through 28 and to the Report of Independent Public Accountants appearing on page 29 of the Annual Report which are hereby incorporated by reference.



ITEM 9.  CHANGES IN ACCOUNTANTS AND DISAGREEMENTS ON
      ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     Information required by this item appears in Part I of this Report on Form 10-K under the heading "Executive Officers of the Company" and in the 1998 Proxy Statement and is hereby incorporated by reference.



ITEM 11. EXECUTIVE COMPENSATION

     Information required by this item appears in the 1998 Proxy Statement and is hereby incorporated by reference.



ITEM 12. SECURITY OWNERSHIP  OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item appears in the 1998 Proxy Statement and is hereby incorporated by reference.




ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item appears in the 1998 Proxy Statement and is hereby incorporated by reference.

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

Dated:  May 28, 1998                            THE TOPPS COMPANY, INC.

                                                       Registrant



                                                ___________________________
                                                      Arthur T. Shorin
                                                 Chairman of the Board,
                                           Chief Executive Officer and President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed on the day of May, 1998 by the following persons on behalf of the Registrant and in the capacities indicated.


/s/       Arthur T. Shorin              /s/       Catherine K. Jessup
          Arthur T. Shorin                        Catherine K. Jessup
       Chairman of the Board,             Vice President-Chief Financial Officer
Chief Executive Officer and President            (Principal Financial and
    (Principal Executive Officer)                  Accounting Officer)


/s/       Seymour P. Berger             /s/         David M. Mauer
          Seymour P. Berger                         David M. Mauer
              Director                                 Director


/s/        Allan A. Feder               /s/         Jack H. Nusbaum
           Allan A. Feder                           Jack H. Nusbaum
              Director                                   Director

/s/     Stephen D. Greenberg            /s/         Stanley Tulchin
        Stephen D. Greenberg                        Stanley Tulchin
Director                                                Director

/s/       Wm. Brian Little
          Wm. Brian Little
              Director

                             THE TOPPS COMPANY, INC.
                      FORM 10-K ITEM 14(a)(1), (2) AND (3)
              LIST OF FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS


(a)(1) Index to Financial Statements:

     The following Consolidated Financial Statements included in the Annual Report are hereby incorporated by reference to Item 8:

        Consolidated Statements of Operations -- Years Ended March 2, 1996, March 1, 1997 and February 28, 1998.

        Consolidated Balance Sheets -- March 1, 1997 and February 28, 1998.

        Consolidated Statements of Cash Flows -- Years Ended March 2, 1996, March 1, 1997 and February 28, 1998.

        Consolidated Statements of Stockholders' Equity -- Years Ended March 2, 1996, March 1, 1997 and February 28, 1998.

        Notes to Consolidated Financial Statements.

        Report of Independent Public Accountants.



(a)(2) Index to Independent Public Accountants'
         Report and Financial Statement Schedules                       Page No.

        Report of Independent Public Accountants......................... S-1

        Schedule  VIII -- Valuation and Qualifying Accounts - Years
        Ended March 2, 1996, March 1, 1997 and February 28, 1998......... S-2

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

            3.2  -  Restated By-laws of the Company(Incorporated by reference to
                    Exhibit 3.2 to the Company's Report on Form 8-K dated December 3, 1991).

            4.1  -  Rights  Agreement,  dated  as  of  December  3,  1991,  with
                    Manufacturers Hanover Trust Company, as rights agent (Incorporated by reference to Exhibit 4.1 to the Company's Report on Form 8-K dated December 3, 1991).

            10.1 -  The Topps Company, Inc. Annual Bonus Plan.

            10.2 - Retirement Plan and Trust as amended and restated effective February 28, 1993 (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 1994).

            10.3 -  Supplemental   Pension  Agreement  with  Arthur  T.  Shorin
                    (Incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1(No. 33-130821)).

            10.4 - Amendment to Supplemental Pension Agreement with Arthur T. Shorin dated May 18, 1994 (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 25, 1995).

            10.5 - License Agreement and Letter Amendment thereto with Major League Baseball Promotion Corporation (Incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended March 2, 1991).

            10.6 - Memorandum of Agreement with Major League Baseball Players Association dated April 10, 1995 (Incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended February 25, 1995).

            10.7 - Settlement Agreement with Major League Baseball Players Association (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 1994).

            10.8 - Employment Agreement with Arthur T. Shorin (Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-3 (No. 33-43567)).

            10.9 - Amendment to Employment Agreement with Arthur T. Shorin dated May 18, 1994 (Incorporated by reference to Exhibit
                    10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended February 25, 1995).

            10.10 - Stock Option Agreement with Arthur T. Shorin dated March 29,
                    1995 (Incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended February 25, 1995).

            10.11 - Retail  License  Agreement with NBA  Properties,  Inc. dated
                    July 25, 1995 (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended November 25, 1995).

            10.12 - Agreement of Lease with One Whitehall Company dated February
                    24, 1994 (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 26,
                    1994).

            10.13 - Amended and Restated 1994 Non-Employee Director Stock Option
                    Plan (Incorporated by reference to the Company's 1998 Proxy Statement filed on May 28,1998).

            10.14 - Agreement for the acquisition of the issued share capital of
                    Merlin Publishing International plc dated May 17, 1995 (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 25, 1995).

            10.15  -  Corporate  Guaranty  in  favor  of the  Bank  of  Scotland
                    (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended November 25, 1995).

            10.16 - 1996 Stock  Option  Plan and form of  agreement  pursuant to
                    1996 Stock Option Plan. (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 2, 1996).

            10.17 - Amendment  to  Employment  Agreement  with Arthur T. Shorin dated May 22, 1996. (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 2, 1996).

            10.18 - Amendment to Employment Agreement with Arthur T. Shorin dated May 21, 1997 (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 1,1997).

            10.19 - License  Agreement and Letter Amendment  thereto between the
                    Football Association Premier League Limited and Merlin Publishing International PLC dated August 3, 1994 and July 2, 1996, respectively (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 1, 1997).

            10.20 - Retail  Product  License  Agreement  with the  Major  League
                    Baseball Properties, Inc. dated September 28, 1995 (Incorporated by reference to Exhibit 10.31 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 30, 1997.)

            10.21 - Credit  Agreement, dated  May 11,  1998,  between The  Topps
                    Company, Inc and The Chase Manhattan Bank.*

            10.22 - Consulting  Agreement  between The Topps  Company,  Inc and
                    Seymour Berger dated December 31, 1997.*

            10.23 - Amended and  Restated  Manufacturing  Agreement  between The
                    Topps Company, Inc and Hershey Foods Corporation, a Delaware corporation, dated March 13, 1998.*

            10.24 - Ammendment to  Employment  Agreement with  Arthur T.  Shorin dated May 27, 1998.*

            13  -   Annual  Report (Except  for  those   portions   specifically
                    incorporated  by  reference,   the  1998  Annual  Report  to
                    Stockholders   is  furnished  for  the  information  of  the
                    Commission and is not to be deemed "filed" as part of this filing).

            21  -   Significant Subsidiaries of the Company.*

            23  -   Consent of Independent Public Accountants.*

            27  -   Financial Data Schedule.*






            * Filed herewith.

                          INDEPENDENT AUDITORS' REPORT
                  ON CONSOLIDATED FINANCIAL STATEMENT SCHEDULE







The Topps Company, Inc.:

We have audited the consolidated balance sheets of The Topps Company, Inc. and Subsidiaries as of February 28, 1998 and March 1, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended February 28, 1998, and have issued our report thereon dated April 3, 1998 and May 11, 1998; such consolidated financial statements and report are included in your 1998 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of The Topps Company, Inc. and Subsidiaries listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.





Deloitte & Touche LLP
New York, New York
April 3, 1998
May 11, 1998

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                SCHEDULE VIII. VALUATION AND QUALIFYING ACCOUNTS
                             (Amounts in thousands)

             Column A                     Column B                  Column C                      Column D             Column E
-----------------------------------    ----------------    ---------------------------------    ---------------     ----------------
                                           Balance           Charged to         Charged                                 Balance
                                        at Beginning         Costs and          Against            Additions             At End
           Description                    of Period           Expenses           Sales           (Deductions)          of Period
                                       ----------------    ---------------   ---------------    ----------------     ---------------
Year Ended March 2, 1996:
   Amortization of Sports,
      Entertainment and
      Proprietary Products                     $23,333             $1,610                                                   $24,943
  Amortization of Other
      Intangible Assets                          7,199                702                                                    $7,901
                                       ----------------    ---------------                                           ---------------
                                               $30,532             $2,312                                                   $32,844
                                       ================    ===============                                           ===============

  Allowance for Estimated Losses
     on Sales Returns                          $12,920                              $53,256           $(44,053) (a)         $22,123
                                       ================                      ===============    ================     ===============

  Inventory Valuation
     Adjustment                                $29,425             $7,082                             $(13,092) (b)         $23,415
                                       ================    ===============                      ================     ===============

====================================================================================================================================

Year Ended March 1, 1997:
   Amortization of Sports,
      Entertainment and
      Proprietary Products                     $24,943             $1,932                                                   $26,875
  Amortization of Other
      Intangible Assets                          7,901                717                                 $(36)              $8,582
                                       ----------------    ---------------                      ----------------     ---------------
                                               $32,844             $2,649                                 $(36)             $35,457
                                       ================    ===============                      ================     ===============
  Allowance for Estimated Losses
     on Sales Returns                          $22,123                              $46,096           $(44,980) (a)         $23,239
                                       ================                      ===============    ================     ===============

  Inventory Valuation
     Adjustment                                $23,415             $6,418                             $(11,381) (b)         $18,452
                                       ================    ===============                      ================     ===============

====================================================================================================================================

Year Ended February 28, 1998:
   Amortization of Sports,
      Entertainment and
      Proprietary Products                     $26,875             $1,898                                                   $28,773
  Amortization of Other
      Intangible Assets                          8,582                720                                                    $9,302
                                       ----------------    ---------------                                           ---------------
                                               $35,457             $2,618                                                   $38,075
                                       ================    ===============                                           ===============

  Allowance for Estimated Losses
     on Sales Returns                          $23,239                              $35,468           $(39,449) (a)         $19,258
                                       ================                      ===============    ================     ===============

  Inventory Valuation
     Adjustment                                $18,452             $5,340                             $(15,842) (b)          $7,950
                                       ================    ===============                      ================     ===============

====================================================================================================================================

(a) Returns charged against provision, net of recoveries.
(b) Disposals, net of recoveries
                                                                  S-2