Form 10-Q
period 1998-05-30
TOPPS CO INC
filed 1998-07-10
CIK 812076

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended May 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___________________________________to_____________
______________________


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



The number of outstanding shares of Common Stock as of July 9, 1998 was 46,400,010.

                             THE TOPPS COMPANY, INC.




--------------------------------------------------------------------------------
                         PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------


ITEM 1.  FINANCIAL STATEMENTS


                                   Index                                Page

         Condensed Consolidated Balance Sheets as of
           May 30, 1998 and February 28, 1998                            3

         Condensed Consolidated Statements of Operations
           for the thirteen weeks ended May 30, 1998 and
           May 31, 1997                                                  4

         Condensed Consolidated Statements of Comprehensive
           Income for the thirteen weeks ended May 30, 1998 and
           May 31, 1997                                                  5

         Condensed Consolidated Statements of Cash Flows
           for the thirteen weeks ended May 30, 1998 and
           May 31, 1997                                                  6

         Notes to Condensed Consolidated Financial Statements            7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                             9




--------------------------------------------------------------------------------
                           PART II - OTHER INFORMATION
--------------------------------------------------------------------------------


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             11

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                11



The condensed consolidated financial statements for the thirteen weeks ended May 30, 1998 included herein have been reviewed by Deloitte & Touche LLP independent public accountants, in accordance with established professional standards for such a review. The report of Deloitte & Touche LLP is included on page 8.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          (Unaudited)
                                                             May        February
                                                            30, 1998    28, 1998
                                                           (amounts in thousands
                                                              except share data)
     ASSETS
     CURRENT ASSETS:
       Cash                                              $  26,772     $ 22,153
       Accounts receivable - net                            38,171       49,727
       Inventories                                          14,217       16,613
       Income tax receivable                                 1,311        6,829
       Deferred tax assets                                   2,921        2,792
       Prepaid expenses and other current assets             5,411        3,821
                                                            ------      -------
          TOTAL CURRENT ASSETS                              88,803      101,935

     PROPERTY, PLANT, & EQUIPMENT                           14,656       14,551
       Less:  accumulated depreciation                       4,911        4,403
                                                            ------       ------
          NET PROPERTY, PLANT & EQUIPMENT                    9,745       10,148

     INTANGIBLE ASSETS, net of accumulated
       amortization of $38,730 (1999) and $38,075 (1998)    62,171       62,825
     OTHER ASSETS                                            3,354        3,498
                                                           -------      -------
          TOTAL ASSETS                                    $164,073     $178,406
                                                          --------     --------
                                                          --------     --------

     LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES:
       Accounts payable                                  $  21,421     $ 27,752
       Accrued expenses and other liabilities               37,938       43,714
       Current portion of long-term debt                     9,167        8,333
       Income taxes payable                                  2,142        1,165
                                                            ------       ------
          TOTAL CURRENT LIABILITIES                         70,668       80,964

     LONG-TERM DEBT, less current portion                   14,117       22,617
     DEFERRED INCOME TAXES                                   7,796        6,864
     OTHER LIABILITIES                                       6,605        6,352
                                                            ------      -------
          TOTAL LIABILITIES                                 99,186      116,797

     STOCKHOLDERS' EQUITY:
       Preferred stock, par value $.01 per share authorized
          10,000,000 shares, none issued
       Common stock, par value $.01 per share, authorized
          100,000,000 shares; issued 47,502,510 shares,
          less 1,102,500 shares in Treasury Stock              475          475
       Additional paid-in capital                           16,812       16,812
       Treasury stock, 1,102,500 shares in 1999 and 1998    (8,881)      (8,881)
       Retained earnings                                    56,900       54,204
       Cumulative foreign currency adjustment                 (419)      (1,001)
                                                            -------      -------
         TOTAL STOCKHOLDERS' EQUITY                         64,887       61,609
         TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY                                         $164,073     $178,406
                                                          --------     --------
                                                          --------     --------

See Notes to Condensed Consolidated Financial Statements and Accountants'Review Report.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                (Unaudited)
                                                            Thirteen weeks ended

                                                         May               May
                                                       30, 1998        31, 1997
                                                          (amounts in thousands,
                                                            except share data)

     Net sales                                        $  53,327       $  60,177

     Cost of sales                                       31,648          37,714
                                                         ------          ------
           Gross profit on sales                         21,679          22,463

     Royalties and other income                             269             448
                                                         ------          ------
                                                         21,948          22,911

     Selling, general and administrative expenses        17,894          20,900

     Plant closure (income) expense                      (1,040)            -
                                                         ------          ------
           Income from operations                         5,094           2,011

     Interest income (expense), net                        (365)           (544)
                                                         ------          ------
     Income before provision for income taxes             4,729           1,467

     Provision for income taxes                           2,033             645

           Net income                                 $   2,696       $     822
                                                         ------          ------
                                                         ------          ------


     Basic and diluted net income per share               $ .06           $ .02



     Weighted average shares outstanding - basic     46,400,010      46,485,175
     Weighted average shares outstanding - diluted   46,703,879      46,485,175








See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME




                                                             (Unaudited)
                                                         Thirteen weeks ended
                                                         May              May
                                                       30, 1998         31, 1997
                                                          (amounts in thousands)

         Net income                                    $  2,696        $    822

         Currency translation adjustment                    582            (805)
                                                          -----            -----
         Comprehensive income                          $  3,227        $     17
                                                          -----            -----
                                                          -----            -----













See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.

                      TOPPS COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                            (Unaudited)
                                                           Thirteen weeks ended
                                                            May            May
                                                           30, 1998      31,1997
                                                          (amounts in thousands)
Cash provided by (used for) operations:
 Net income                                                 $ 2,696     $   822
 Add(subtract) non-cash items included in net income:
   Depreciation and amortization                              1,162         992
   Deferred income taxes                                        804         409

   Change in assets and liabilities:
     Receivables                                             11,556      12,129
     Inventories                                              2,397       4,671
     Income tax receivable                                    5,518        (427)
     Prepaid expenses and other current assets               (1,590)      1,020
     Other assets                                               (58)       (375)
     Payables and other current liabilities                 (11,128)    (14,734)
     Other liabilities                                          (57)       (662)
                                                             ------      ------
         Cash provided by operations                         11,300       3,845

Cash provided by (used by) investing activities:
  Proceeds from disposition of capital equipment              1,040          -
  Additions to property, plant and equipment                    (54)       (453)
                                                             ------        ----
          Cash provided by (used by) investing activities       986        (453)

Cash provided by (used by) financing activities:
  Reduction of debt                                          (7,667      (2,500)
  Purchase of treasury stock                                    -          (522)
                                                              -----       -----
         Cash provided by (used by) financing activities     (7,667)     (3,022)

Net increase in cash                                          4,619         370
Cash at beginning of quarter                                 22,153      24,199
                                                             ------      ------
Cash at end of quarter                                      $26,772     $24,569
                                                             ------      ------
                                                             ------      ------



Interest paid                                               $ 1,040     $   708
Income taxes paid                                           $    76     $   649





See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THIRTEEN WEEKS ENDED MAY 30, 1998


1.       Basis of Presentation

          The accompanying  unaudited condensed interim  consolidated  financial statements have been prepared by The Topps Company, Inc. and subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, which are, in the opinion of management, considered necessary for a fair presentation. These statements do not include all information required by generally accepted accounting principles to be included in a full set of financial statements. Operating results for the thirteen weeks ended May 30, 1998 and May 31, 1997 are not necessarily indicative of the results that may be expected for the year ending February 27, 1999. For further information refer to the consolidated financial statements and notes thereto in the Company's annual report for the year ended February 28, 1998.


2.       Quarterly Comparison

          Management believes that quarter-to-quarter comparisons of sales and operating results are affected by a number of factors, including the timing of product introductions and variations in shipping and factory scheduling requirements. Thus, annual sales and earnings amounts are unlikely to consist of equal quarterly portions.

3.       Inventories
                                                       (Unaudited)
                                                          May           February
                                                        30, 1998        28, 1998
                                                        (amounts in thousands)

         Raw materials                                 $  1,429        $  1,794
         Work in process                                  1,354           1,619
         Finished products                               11,434          13,200
                                                         ------          ------
         Total                                         $ 14,217        $ 16,613

                        INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors and Stockholders
The Topps Company, Inc.


We have made a review of the accompanying condensed consolidated balance sheet of The Topps Company, Inc. and subsidiaries (the "Company") as of May 30, 1998, and the related condensed consolidated statements of operations and cash flows for the thirteen week periods ended May 30, 1998 and May 31, 1997, in accordance with the standards established by the American Institute of Certified Public Accountants.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of The Topps Company, Inc. and subsidiaries as of February 28, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated April 3, 1998 (May 11, 1998 as to
Note 9), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 28, 1998 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




DELOITTE & TOUCHE LLP



June 25, 1998
New York, New York

ITEM 2. Management's Discussion And Analysis Of Financial Condition and Results Of Operations


Net sales for the first quarter of fiscal 1999 decreased to $53,327,000 from $60,177,000 for the same period last year. This decrease was primarily the result of shifts in timing of sports card releases--particularly certain basketball products which were shipped in the fourth quarter of fiscal 1998 versus the first quarter of fiscal 1999--and a reduced emphasis on entertainment card and sticker products. Net sales of confectionery products were up versus the first quarter a year ago due to increased sales of core products such as Ring Pop and Push Pop, plus the roll out of two new products, Baby Bottle Pop and Flip Pop, to various domestic and international markets.

Gross profit as a percentage of net sales for the first quarter of fiscal 1999 increased to 40.7% as compared with 37.3% for the same period last year. This margin improvement was the result of several factors, including stronger sales of non-royalty bearing confectionery products, lower product development costs and reduced inventory obsolescence.

Selling, general and administrative expense as a percentage of net sales decreased to 33.6% in the first quarter of fiscal 1999 from 34.7% a year ago. This decrease was primarily the result of a negotiated reduction in marketing expenses previously required by one of the Company's sports licenses, reduced headcount and tighter cost control.

Income from operations in the first quarter of fiscal 1999 included a $1,040,000 gain on the sale of equipment from the Company's former manufacturing plants in Pennsylvania and Ireland.

The effective tax rate for the first quarter of fiscal 1999 was 43.0% versus an effective rate of 44.0% for the same period a year ago.

Net income for the first quarter of fiscal 1999 increased to $2,696,000, or $0.06 per share, as compared with $822,000, or $0.02 per share, for the same period last year.

In July 1995, the Company entered into a $65 million credit agreement with a syndicate of eight banks in order to finance the acquisition of Topps Europe, Ltd., formerly known as Merlin Publishing, Ltd., and to provide for working capital and letter of credit needs. In May 1998, the Company refinanced this facility with Chase Manhattan Bank. The new credit agreement includes a term loan in the aggregate amount of $24,950,000 (which was used to repay the prior loan in its entirety) and a $9,450,000 facility to cover general corporate needs. The new facility expires on July 6, 2000, as did the prior credit agreement. Obligations under the new agreement are secured by a pledge of the Company's domestic trademarks and 65% of the stock of Topps Europe. Beginning in June 1998, interest rates on $10 million of the outstanding principal of the loan are fixed for one year as a result of an interest rate swap and are, therefore, a function of interest rates at the commencement of the swap transaction. Interest rates on the balance of the outstanding loan are variable and a function of short-term indices. The credit agreement contains restrictions and prohibitions of a nature generally found in loan agreements of this type and requires the Company, among other things, to comply with certain financial covenants, limits the Company's ability to sell or acquire assets or borrow additional money and prohibits the payment of dividends and the repurchase of stock.

As of May 30, 1998, the Company had $26,722,000 in cash and $23,284,000 in debt. Management believes that, in light of the Company's borrowing capacity, cash on hand as of May 30, 1998 and expected cash flow from operations, the Company has adequate means to meet its working capital, capital expenditure, interest and principal repayment requirements for the foreseeable future.

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby filing cautionary statements identifying important factors that could cause actual results to differ materially from those projected in any forward-looking statements of the Company made by or on behalf of the Company, whether oral or written. Among the factors that could cause the Company's actual results to differ materially from those indicated in any such forward statements are: (i) the failure of certain of the Company's principal products, particularly sports cards and sticker and album collections, to achieve expected sales levels; (ii) prolonged labor strife between the players and the owners in the NBA; (iii) quarterly fluctuations in results; (iv) the Company's loss of important licensing and supply arrangements with third parties; (v) the effect of changes in trade terms with certain of the Company's key customers; (vi) the Company's inability to comply with the financial covenants contained in its new credit facility; (vii) further prolonged and material contraction in the trading card industry; (viii) excessive returns of the Company's products as well as other risks detailed from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

                             THE TOPPS COMPANY, INC.

                                     PART II

                                OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


The Annual Meeting of Stockholders of the Company took place on June 30, 1998 for the following purposes:

     1. To elect  three  directors;
     2. To ratify and approve the Amendment and Restatement of the 1994 Non-Employee Director Stock Option Plan;
     3. To ratify the appointment of auditors;
     4. To consider a stockholder proposal regarding the declassification of the Board of Directors;
     5. To  consider  a  stockholder proposal regarding the sale of the Company.


The results of the matters voted on are as follows:


                                                                                                   Broker
                                             For               Against           Abstentions      Non-Votes
1.  Election of Directors
       Allan A. Feder                    38,310,309           2,517,287
       David M. Mauer                    38,370,048           2,457,548
       Jack H. Nusbaum                   38,988,323           2,839,273

2.  Ratification of Stock Option Plan    38,805,053           1,736,994            285,549

3.  Ratification of appointment
        of auditors                      40,584,647             164,581             78,368

4.  Stockholder proposal
       regarding declassification
       of the Board of Directors         13,112,848          12,360,754          3,300,110        12,053,884

5.  Stockholder proposal
       regarding the sale of
       the Company                        6,821,994          20,602,683          1,349,035        12,053,884


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits as required by Item 601 of Regulation S-K

       10.32 - Amendment number 1 to Credit Agreement Dated May 11, 1998

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












July 9, 1998