Form 10-Q/A
period 1998-05-30
TOPPS CO INC
filed 1998-07-22
CIK 812076

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A


(Mark One) [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED May 30, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934 For the transition period from___________________________________ to
___________________________________


Commission File Number:  0-15817


                             THE TOPPS COMPANY, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                   11-2849283
(State or other jurisdiction                                 (I.R.S.Employer
of incorporation or organization)                            Identification No.)

One Whitehall Street, New York, NY                           10004
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

Item 4. of Part II of the Form 10-Q of the Topps Company, Inc. ("Topps" or the "Company") for the quarter ended May 30, 1998 is amended and restated in its entirety as follows:

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

                                                                                                      Broker
                                               For                Against         Abstentions        Non-Votes
1.  Election of Directors
       Allan A. Feder                       38,310,309           2,517,287
       David M. Mauer                       38,370,048           2,457,548
       Jack H. Nusbaum                      37,988,323           2,839,273

2.  Ratification of Stock Option Plan       38,805,053           1,736,994            285,549

3.  Ratification of appointment
        of auditors                         40,584,647             164,581             78,368

4.  Stockholder proposal
       regarding declassification
       of the Board of Directors            13,112,848          12,360,754          3,300,110        12,053,884

5.  Stockholder proposal
       regarding the sale of
       the Company                           6,821,994          20,602,683          1,349,035        12,053,884


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










July 22, 1998