Form 10-Q
period 1998-08-29
TOPPS CO INC
filed 1998-10-13
CIK 812076

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended August 29, 1998

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



The number of outstanding shares of Common Stock as of October 2, 1998 was 46,400,010.

                             THE TOPPS COMPANY, INC.




--------------------------------------------------------------------------------
                         PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------


ITEM 1.  FINANCIAL STATEMENTS


                                   Index                              Page

         Condensed Consolidated Balance Sheets as of
           August 29, 1998 and February 28, 1998                       3

         Condensed Consolidated Statements of Operations
           for the thirteen and twenty-six weeks ended
           August 29, 1998 and August 30, 1997                         4

         Condensed Consolidated Statements of Comprehensive
           Income for the thirteen and twenty-six weeks ended
           August 29, 1998 and August 30, 1997                         5

         Condensed Consolidated Statements of Cash Flows
           for the thirteen and twenty-six weeks ended
           August 29, 1998 and August 30, 1997                         6

         Notes to Condensed Consolidated Financial Statements          7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                           9




--------------------------------------------------------------------------------
                           PART II - OTHER INFORMATION
--------------------------------------------------------------------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              12



The condensed consolidated financial statements for the thirteen and twenty-six weeks ended August 29, 1998 included herein have been reviewed by Deloitte & Touche LLP, independent public accountants, in accordance with established professional standards for such a review. The report of Deloitte & Touche LLP is included on page 8.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        (Unaudited)
                                                           August       February
                                                           29,1998      28, 1998
                                                          (amounts in thousands
                                                              except share data)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                               $ 39,020     $ 22,153
  Accounts receivable - net                                 32,441       49,727
  Inventories                                               14,132       16,613
  Income tax receivable                                        325        6,829
  Deferred tax assets                                        2,748        2,792
  Prepaid expenses and other current assets                  6,461        3,821
                                                            ------      -------
    TOTAL CURRENT ASSETS                                    95,127      101,935

PROPERTY, PLANT, & EQUIPMENT                                13,245       14,551
  Less:  accumulated depreciation                            5,163        4,403
                                                            ------       ------
    NET PROPERTY, PLANT & EQUIPMENT                          8,082       10,148

INTANGIBLE ASSETS, net of accumulated
  amortization of $39,385 and $38,075                       61,516       62,825
OTHER ASSETS                                                 3,222        3,498
                                                           -------      -------
    TOTAL ASSETS                                          $167,947     $178,406

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                        $ 12,782     $ 27,752
  Accrued expenses and other liabilities                    45,617       43,714
  Current portion of long-term debt                          9,375        8,333
  Income taxes payable                                       5,243        1,165
                                                            ------       ------
    TOTAL CURRENT LIABILITIES                               73,017       80,964

LONG-TERM DEBT, less current portion                        11,408       22,617
DEFERRED INCOME TAXES                                        7,196        6,864
OTHER LIABILITIES                                            6,856        6,352
                                                            ------      -------
    TOTAL LIABILITIES                                       98,477      116,797

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share authorized
    10,000,000 shares, none issued
  Common stock, par value $.01 per share, authorized
    100,000,000 shares; issued 47,502,510 shares,
    less 1,102,500 shares in Treasury Stock                    475          475
Additional paid-in capital                                  16,812       16,812
Treasury stock, 1,102,500 shares                            (8,881)      (8,881)
Retained earnings                                           61,713       54,204
Cumulative foreign currency adjustment                        (649)      (1,001)
                                                            ------       ------
 TOTAL STOCKHOLDERS' EQUITY                                 69,470       61,609
 TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                                   $167,947     $178,406

See Notes to Condensed Consolidated Financial Statements and Accountants' Review
Report.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS





                                                            (Unaudited)
                                                        Thirteen weeks ended              Twenty-six weeks ended
                                                        August          August              August             August
                                                        29, 1998        30, 1997          29, 1998           30, 1997
                                                                 (amounts in thousands, except share data)

Net sales                                               $ 57,868       $ 55,118          $ 111,195          $ 115,295

Cost of sales                                             32,563         37,493             64,211             75,207
                                                          ------         ------            -------             ------
      Gross profit on sales                               25,305         17,625             46,984             40,088

Royalties and other income(expense)                         (197)           162                 72                610
                                                          ------         ------             ------             ------
                                                          25,108         17,787             47,056             40,698

Selling, general and administrative expenses              19,276         20,721             37,170             41,621

Gain on disposition of assets                              2,836             -               3,876                 -
                                                          ------         ------             ------             ------
     Income (loss) from operations                         8,668         (2,934)            13,762               (923)

Interest expense, net                                       (226)          (213)              (591)              (757)
                                                          ------         ------             ------              -----
Income (loss) before provision (benefit) for
    income taxes                                           8,442         (3,147)            13,171             (1,680)

Provision (benefit) for income taxes                       3,629         (1,384)             5,662               (739)

                  Net income (loss)                     $  4,813       $ (1,763)         $   7,509          $    (941)



Basic & diluted net (loss) per share                      $ 0.10        $ (0.04)            $ 0.16            $ (0.02)



Weighted average shares outstanding - Basic           46,400,010      46,400,010        46,400,010         46,442,592
Weighted average shares outstanding - Diluted         46,723,151      46,400,010        46,727,217         46,442,592









See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME



                                                            (Unaudited)                   (Unaudited)
                                                        Thirteen weeks ended          Twenty-six weeks ended
                                                         August         August        August       August
                                                         29, 1998       30, 1997      29, 1998     30, 1997
                                                                        (amounts in thousands)

     Net income (loss)                                    $ 4,813      $ (1,763)       $ 7,509      $  (941)

     Currency translation adjustment                         (230)          (26)           352         (828)
                                                            -----         -----          -----        -----
     Comprehensive income (loss)                          $ 4,583      $ (1,789)       $ 7,861      $(1,769)









































See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.

                      TOPPS COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                          (Unaudited)
                                                     Twenty-six weeks ended
                                                          August          August
                                                        29, 1998        30, 1997
                                                          (amounts in thousands)
Cash provided by operations:
 Net income (loss)                                         $ 7,509       $ (941)
 Add(subtract) non-cash items included in net income:
   Depreciation and amortization                             2,316        2,021
   Deferred income taxes                                       377        2,295
   Gain on dispostion of property, plant and equipment      (3,876)         -

   Change in assets and liabilities:
     Receivables                                            17,285       19,282
     Inventories                                             2,481        1,860
     Income tax receivable                                   6,505       (2,344)
     Prepaid expenses and other current assets              (2,645)       1,210
     Payables and other current liabilities                 (8,987)     (19,790)
     Other                                                     842         (611)
                                                            ------       ------
      Cash provided by operations                           21,807        2,982

Cash provided by (used by) investing activities:
 Proceeds from disposition of property, plant and equipment  5,562          -
 Additions to property, plant and equipment                   (335)        (944)
                                                             -----         ----
      Cash provided by (used by) investing activities        5,227         (944)

Cash (used by) financing activities:
  Reduction of debt                                        (10,167)      (7,500)
  Purchase of treasury stock                                   -           (522)
                                                            ------        -----

      Cash (used by) financing activities                  (10,167)      (8,022)

Net increase (decrease) in cash and cash equivalents        16,867       (5,984)
Cash and cash equivalents at beginning of year              22,153       24,199
                                                            ------       ------
Cash and cash equivalents at end of quarter                $39,020      $18,215




Interest paid                                              $ 1,532      $ 1,472
Income taxes paid                                          $   214      $   868





See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THIRTEEN WEEKS ENDED AUGUST 29, 1998


1.   Basis of Presentation

     The accompanying unaudited condensed interim consolidated financial statements have been prepared by The Topps Company, Inc. and subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and in the opinion of the Company's management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of the Company's financial position as of August 29, 1998 and the results of its operations and its cash flows for the thirteen weeks and twenty-six weeks ended August 29, 1998 and August 30, 1997, respectively. These statements do not include all information required by generally accepted accounting principles to be included in a full set of financial statements. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ending February 27, 1999. For further information refer to the consolidated financial statements and notes thereto in the Company's annual report for the year ended February 28, 1998.


2.   Quarterly Comparison

     Management believes that quarter-to-quarter comparisons of sales and operating results are affected by a number of factors, including the timing of product introductions and variations in shipping and factory scheduling requirements. Thus, annual sales and earnings amounts are unlikely to consist of equal quarterly portions.

3.   Inventories

                                                       (Unaudited)
                                                       August        February
                                                       29, 1998      28, 1998
                                                       (amounts in thousands)
     Raw materials                                     $   621        $ 1,794
     Work in process                                     1,511          1,619
     Finished products                                  12,000         13,200
                                                        ------         ------
     Total                                             $14,132        $16,613




INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors and Stockholders
The Topps Company, Inc.


We have made a review of the accompanying condensed consolidated balance sheet of The Topps Company, Inc. and subsidiaries (the "Company") as of August 29,
1998, and the related condensed consolidated statements of operations and cash flows for the thirteen week and twenty-six week periods ended August 29, 1998 and August 30, 1997, in accordance with the standards established by the American Institute of Certified Public Accountants.

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



September 24, 1998
New York, New York

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended August 29,1998 Compared with the Three Months Ended August 30, 1997

Net sales for the second quarter of fiscal 1999 increased 5.0%, to $57,868,000 from $55,118,000. Sales of confectionery products increased, driven both by the introduction of Baby Bottle Pop and Flip Pop to domestic and foreign markets as well as by added distribution and advertising of core lollipop products, Ring Pop and Push Pop. Sales of sports products also increased as a result of the timing of certain releases. Sales of entertainment card and sticker products were down versus the second quarter a year ago as a result of the Company's decision to significantly reduce participation in these segments.

Gross profit as a percentage of net sales for the second quarter of fiscal 1999 increased to 43.7% as compared with 32.0% for the same period last year. This margin improvement was driven by a number of factors, including among them, lower product costs in the U.S. and lower royalty expenses to licensors both as a result of reduced participation in the entertainment segment and the absence of a minimum guarantee shortfall experienced last year in conjunction with the decision to exit the sports sticker/album business in Brazil. Lower product development and inventory obsolescence costs also contributed favorably to gross profit margins in this year's second quarter.

The decrease in royalties and other income from $162,000 to $(197,000) in the second quarter of fiscal 1999 was primarily the result of foreign exchange translation losses in Mexico and Brazil.

Selling, general and administrative expenses decreased to 33.3% of net sales in the second quarter of fiscal 1999 from 37.6% a year ago. This decrease was primarily the result of this year's higher sales, the Company's actions late last year to reduce headcount and other overhead expenses, as well as the absence of a one-time charge taken in the second quarter of fiscal 1998 relating to the closure of certain European offices.

Pre-tax income from operations of $8,668,000 in the second quarter of fiscal 1999 includes a gain of $2,836,000 from the sales of the Company's former manufacturing plant in Cork, Ireland and equipment from both the Cork, Ireland and Duryea, Pennsylvania facilities.

The effective tax rate for the second quarter of fiscal 1999 was 43.0% versus an effective rate of 44.0% for the same period a year ago.

Net income for the second quarter of fiscal 1999 was $4,813,000, or $0.10 per share, as compared with a loss of $(1,763,000), or $(0.04) per share, for the same period last year.



Six Months Ended August  29,1998  Compared  with the Six Months Ended August 30,
1997

Net sales for the first half of fiscal 1999 decreased 3.6%, to $111,195,000 from $115,295,000 for the same period last year. The decrease was primarily the result of shifts in timing of sports card releases and the Company's reduced participation in the entertainment card and sticker/album segments. Net sales of confectionery products were higher than the first half a year ago due to the roll out of Push Pop lollipops to additional markets in Brazil, the successful introduction of Baby Bottle Pop and Flip Pop to a number of domestic and international markets, as well as increased sales of core lollipop brands in the U.S. and Canada.

Gross profit as a percentage of net sales for the first half of fiscal 1999 increased to 42.3% as compared with 34.8% for the same period last year. The margin improvement was the result of lower product costs in the U.S. and lower royalty expenses to licensors, both as a result of reduced participation in the entertainment segment and the absence of a Brazilian minimum guarantee shortfall recorded last year. Lower product development and obsolescence costs also contributed favorably to gross profit margins in the first half of this year as compared with the comparable period last year.

Royalties and other income decreased from $610,000 in last year's first half to $72,000 in the first half of fiscal 1999 largely as a result of the impact of foreign exchange translation losses in Mexico and Brazil.

Selling, general and administrative expenses for the first half of fiscal 1999 decreased to $37,170,000 or 33.4% of sales, from $41,621,000 or 36.1% for the same period a year ago. This decrease was the result of a variety of factors, importantly among them the Company's actions late last year to reduce headcount and other overhead expenses, a negotiated reduction in domestic marketing expenses previously required by one of the Company's sports licenses and the absence of a one-time charge taken in the second quarter of fiscal 1998 relating to the closure of certain European offices.

The effective tax rate for the first half of fiscal 1999 was 43.0% compared to an effective rate of 44.0% for the same period last year.

Net income for the first half of fiscal 1999 was $7,509,000, or $0.16 per share, as compared with a loss of $(941,000), or $(0.02) for the same period last year.


Liquidity and Capital Resources

In July 1995, the Company entered into a $65 million credit agreement with a syndicate of eight banks in order to finance the acquisition of Topps Europe, Ltd., formerly known as Merlin Publishing, Ltd., and to provide for working capital and letter of credit needs. In May 1998, the Company refinanced this facility with Chase Manhattan Bank. The new credit agreement includes a term loan in the aggregate amount of $24,950,000 (which was used to repay the prior loan) and a $9,450,000 facility to cover letter of credit and revolver needs. The facility expires on July 6, 2000. The credit agreement is secured by a pledge of the Company's domestic trademarks and 65% of the stock of Topps Europe. Beginning June 1998, interest rates on $10 million of the outstanding principal of the loan were fixed for one year as a result of an interest rate swap and are, therefore, a function of interest rates at the commencement of the swap transaction. Interest rates on the balance of the outstanding loan are variable and a function of short-term indices. The credit agreement contains restrictions and prohibitions of a nature generally found in loan agreements of this type and requires the Company, among other things, to comply with certain financial covenants, limits the Company's ability to sell or acquire assets or borrow additional money and prohibits the payment of dividends and repurchase of stock.

As of August 29, 1998, the Company had $39,020,000 in cash, and $20,783,000 in debt as a result of the Merlin acquisition.

For the first half of fiscal 1999, the Company's net increase (decrease) in cash was $16,867,000 versus ($5,984,000) for the comparable period last year. Cash provided by operations for the first half of this year was $21,807,000 versus $2,982,000 last year, primarily as a result of higher net income and an income tax refund received in the first quarter of this year.

Cash provided by investing activities this year reflects $5,562,000 in proceeds from sales of the plant in Cork, Ireland and equipment from both the Cork, Ireland and Duryea, Pennsylvania plants. Cash used by financing activities reflects debt payments of $10,167,000 in the first half of this year versus debt payments of $7,500,000 and share repurchases of $522,000 in the comparable period last year.

Management believes in light of the Company's borrowing capacity, cash on hand as of August 29, 1998 and expected cash flow from operations, that the Company has adequate means to meet its working capital, capital expenditure, interest and principal repayment requirements for the foreseeable future.


Year 2000

The Year 2000 issue is the result of computer programs using only two digits to identify a year in the date field. If not corrected, many systems could fail or create erroneous results on January 1, 2000 by reading the date as January 1, 1900. Failure to fix this problem could result in systems failures or miscalculations leading to disruptions in the Company's operations.

The Company began work on Year 2000 issues in 1996. As of August 29, 1998, all of the Company's mainframe programs have been reviewed for compliance. Where necessary, programs are being fixed, tested and put into production. The Company is also in the process of addressing the needs of all other systems such as personal computers, customer and vendor systems, telephone systems and other electronic hardware.

Year 2000 compliance costs have not and are not expected to significantly affect the financial condition or results of operations of the Company.

The Company expects that its essential systems and business functions will be Year 2000 compliant in all material respects in a timely manner. It has begun the process of determining whether there are any risks with regards to the Year 2000 status of key vendors and customers, and will develop contingency plans for dealing with these risks, if necessary.

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby filing cautionary statements identifying important factors that could cause actual results to differ materially from those projected in any forward-looking statements of the Company made by or on behalf of the Company, whether oral or written. Among the factors that could cause the Company's actual results to differ materially from those indicated in any such forward statements are: (i) the failure of certain of the Company's principal products, particularly sports cards, lollipops and sticker and album collections, to achieve expected sales levels; (ii) prolonged labor strife between the players and owners in the NBA;
(iii) the Company's inability to continue to maintain sales generated from new product introductions; (iv) quarterly fluctuations in results; (v) the Company's loss of important licensing arrangements; (vi) the Company's loss of important supply arrangements with third parties; (vii) the effect of changes in trade terms with certain of the Company's key customers; (viii) the Company's inability to comply with the financial covenants contained in its new credit facility; (ix) further prolonged and material contraction in the trading card industry; (x) excessive returns of the Company's products as well as other risks detailed from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

                             THE TOPPS COMPANY, INC.

                                     PART II

                                OTHER INFORMATION







ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits as required by Item 601 of Regulation S-K


10.33  Memorandum of Agreement with Major League Baseball Players Association

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












October 13, 1998