Form 10-Q
period 1998-11-28
TOPPS CO INC
filed 1999-01-12
CIK 812076

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended November 28, 1998

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



The number of outstanding shares of Common Stock as of December 31, 1998 was 46,400,010.

                             THE TOPPS COMPANY, INC.




--------------------------------------------------------------------------------
                         PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------


ITEM 1.  FINANCIAL STATEMENTS


                         Index                                             Page

     Condensed Consolidated Balance Sheets as of
       November 28, 1998 and February 28, 1998                               3

     Condensed Consolidated Statements of Operations
       for the thirteen and thirty-nine weeks ended
       November 28, 1998 and November 29, 1997                               4

     Condensed Consolidated Statements of Comprehensive
       Income for the thirteen and thirty-nine weeks ended
       November 28, 1998 and November 29, 1997                               5

     Condensed Consolidated Statements of Cash Flows
       for the thirty-nine weeks ended November 28, 1998
       and November 29, 1997                                                 6

     Notes to Condensed Consolidated Financial Statements                    7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                        9




--------------------------------------------------------------------------------
                           PART II - OTHER INFORMATION
--------------------------------------------------------------------------------


ITEM 1.  LEGAL PROCEEDINGS                                                   13


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    13



The condensed consolidated financial statements for the thirteen and thirty-nine weeks ended November 28, 1998 included herein have been reviewed by Deloitte & Touche LLP, independent public accountants, in accordance with established professional standards for such a review. The report of Deloitte & Touche LLP is included on page 8.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  (Unaudited)
                                                   November           February
                                                   28, 1998           28, 1998
                                                    (amounts in thousands
                                                     except share data)
     ASSETS
     CURRENT ASSETS:
      Cash and cash equivalents                    $ 44,138           $ 22,153
      Accounts receivable - net                      34,802             49,727
      Inventories                                    15,666             16,613
      Income tax receivable                             537              6,829
      Deferred tax assets                               412              2,792
      Prepaid expenses and other current assets       3,548              3,821
                                                     ------            -------
         TOTAL CURRENT ASSETS                        99,103            101,935

     PROPERTY, PLANT, & EQUIPMENT                    13,144             14,551
      Less:  accumulated depreciation                 5,458              4,403
                                                     ------             ------
         NET PROPERTY, PLANT & EQUIPMENT              7,686             10,148

     INTANGIBLE ASSETS, net of accumulated
         amortization of $40,039 and $38,075         60,862             62,825
     OTHER ASSETS                                     3,187              3,498
                                                    -------            -------
         TOTAL ASSETS                              $170,838           $178,406

     LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES:
      Accounts payable                             $ 13,141           $ 27,752
      Accrued expenses and other liabilities         50,094             43,714
      Current portion of long-term debt              10,000              8,333
      Income taxes payable                            1,777              1,165
                                                     ------             ------
         TOTAL CURRENT LIABILITIES                   75,012             80,964

     LONG-TERM DEBT, less current portion             8,283             22,617
     DEFERRED INCOME TAXES                            6,913              6,864
     OTHER LIABILITIES                                7,132              6,352
                                                     ------            -------
         TOTAL LIABILITIES                           97,340            116,797

     STOCKHOLDERS' EQUITY:
      Preferred stock, par value $.01 per share
        authorized 10,000,000 shares, none issued
      Common stock, par value $.01 per share,
        authorized 100,000,000 shares;
        issued 47,502,510 shares,
        less 1,102,500 shares in Treasury Stock         475                475
     Additional paid-in capital                      16,812             16,812
     Treasury stock, 1,102,500 shares                (8,881)            (8,881)
     Retained earnings                               65,847             54,204
     Cumulative foreign currency adjustment            (755)            (1,001)
                                                     ------             ------
      TOTAL STOCKHOLDERS' EQUITY                     73,498             61,609
      TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY                                    $170,838           $178,406

See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                          (Unaudited)
                                                      Thirteen weeks ended           Thirty-nine weeks ended
                                                     November       November        November          November
                                                     28, 1998       29, 1997        28, 1998          29, 1997
                                                             (amounts in thousands, except share data)

Net sales                                           $  67,647      $  54,173       $ 178,842         $ 169,468

Cost of sales                                          41,102         42,524         105,313           117,731
                                                       ------         ------         -------           -------
      Gross profit on sales                            26,545         11,649          73,529            51,737

Royalties and other income (expense)                     (138)           (73)            (66)              537
                                                       ------         ------          ------            ------
                                                       26,407         11,576          73,463            52,274

Selling, general and administrative expenses           19,210         21,581          56,380            63,202

Gain on disposition of assets                              -              -            3,876                -
                                                       ------         ------          ------            ------
     Income (loss) from operations                      7,197        (10,005)         20,959           (10,928)

Interest income (expense), net                             60           (423)           (531)           (1,180)
                                                       ------         ------          ------            ------
Income (loss) before provision (benefit) for
    income taxes                                        7,257        (10,428)         20,428           (12,108)

Provision (benefit) for income taxes                    3,123         (1,890)          8,785            (2,629)
                                                       ------         ------          ------            ------
                  Net income (loss)                 $   4,134      $  (8,538)      $  11,643         $  (9,479)



Basic & diluted net income (loss) per share            $ 0.09        $ (0.18)         $ 0.25           $ (0.20)



Weighted average shares outstanding - Basic        46,400,010     46,400,010      46,400,010        46,428,398
Weighted average shares outstanding - Diluted      46,737,267     46,400,010      46,717,110        46,428,398







See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME



                                                                (Unaudited)                 (Unaudited)
                                                           Thirteen weeks ended       Thirty-nine weeks ended
                                                        November        November      November       November
                                                        28, 1998        29, 1997      28, 1998       29, 1997
                                                                  (amounts in thousands)


     Net income (loss)                                $  4,134         $ (8,538)     $  11,643      $ (9,479)

     Currency translation adjustment                      (106)            (151)           246          (979)
                                                         -----            -----          -----         -----
     Comprehensive income (loss)                      $  4,028         $ (8,689)     $  11,889       (10,458)


































See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.

                      TOPPS COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                              (Unaudited)
                                                         Thirty-nine weeks ended
                                                         November       November
                                                         28, 1998       29, 1997
                                                         (amounts in thousands)
Cash provided by operations:
 Net income (loss)                                        $ 11,643     $ (9,479)
 Add (subtract) non-cash items included in net income:
   Depreciation and amortization                             3,472        3,203
   Deferred income taxes                                     2,430        4,064
   Gain on dispostion of property, plant and equipment      (3,876)          -

   Change in assets and liabilities:
     Receivables                                            14,925       18,087
     Inventories                                               947          456
     Income tax receivable                                   6,293       (5,625)
     Prepaid expenses and other current assets                 269        1,996
     Payables and other current liabilities                 (7,618)     (10,955)
     Other                                                     892         (445)
                                                            ------       ------
      Cash provided by operations                           29,377        1,302

Cash provided by (used by) investing activities:
 Proceeds from disposition of property, plant and equipment  5,562           -
 Additions to property, plant and equipment                   (287)      (1,662)
                                                             -----        -----
      Cash provided by (used by) investing activities        5,275       (1,662)

Cash provided by (used by) financing activities:
 Proceeds from borrowing                                        -         6,000
 Reduction of debt                                         (12,667)      (7,500)
 Purchase of treasury stock                                     -          (522)
                                                            ------        -----

      Cash (used by) financing activities                  (12,667)      (2,022)

Net increase (decrease) in cash and cash equivalents        21,985       (2,382)
Cash and cash equivalents at beginning of year              22,153       24,199
                                                            ------       ------
Cash and cash equivalents at end of quarter                $44,138      $21,817



Interest paid                                              $ 1,768      $ 2,052
Income taxes paid                                          $ 5,669      $ 3,227



See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     THIRTEEN WEEKS ENDED NOVEMBER 28, 1998


1.       Basis of Presentation

          The accompanying  unaudited condensed interim  consolidated  financial statements have been prepared by The Topps Company, Inc. and subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and in the opinion of the Company's management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of the Company's financial position as of November 28, 1998 and the results of its operations and its cash flows for the thirteen weeks and thirty-nine weeks ended November 28, 1998 and November 29, 1997, respectively. These statements do not include all information required by generally accepted accounting principles to be included in a full set of financial statements. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ending February 27, 1999. For further information refer to the consolidated financial statements and notes thereto in the Company's annual report for the year ended February 28, 1998.


2.       Quarterly Comparison

          Management believes that quarter-to-quarter comparisons of sales and operating results are affected by a number of factors, including the timing of product introductions and variations in shipping and factory scheduling requirements. Thus, annual sales and earnings amounts are unlikely to consist of equal quarterly portions.

3.       Inventories

                                                        (Unaudited)
                                                         November      February
                                                         28, 1998      28, 1998
                                                        (amounts in thousands)
         Raw materials                                   $   275       $ 1,794
         Work in process                                   3,334         1,619
         Finished products                                12,057        13,200
                                                          ------        ------
         Total                                           $15,666       $16,613




INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
The Topps Company, Inc.


We have made a review of the accompanying condensed consolidated balance sheet of The Topps Company, Inc. and subsidiaries (the "Company") as of November 28, 1998 and the related condensed consolidated statements of operations and cash flows for the thirteen and thirty-nine week periods ended November 28, 1998 and November 29, 1997, in accordance with the standards established by the American Institute of Certified Public Accountants.

A review of interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial information, applying analytical procedures to financial data, and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of February 28, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated April 3, 1998 (May 11, 1998 as to Note 9), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 28, 1998 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




DELOITTE & TOUCHE LLP



December 22, 1998
New York, New York

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


Three Months Ended November 28,1998 Compared with the Three Months Ended November 29, 1997

Net sales for the third quarter of fiscal 1999 increased 24.9%, to $67,647,000 from $54,173,000 for the same period last year. Net sales of collectible picture products were up over last year as a result of higher sales of football and baseball card products, the benefits associated with Topps return to the NHL hockey card market and the launch of WCW wrestling cards. These increases were partially offset by the decrease in basketball card sales resulting from the NBA labor dispute. Despite the recent settlement, it is still anticipated that the NBA labor dispute will have a more significant impact on fourth quarter net sales than on third quarter net sales. Confectionery sales also increased, driven by two new lollipop products, Baby Bottle Pop and Flip Pop, strong domestic performance by the Company's core lollipop products and the roll out of Push Pop in Brazil.

Gross profit as a percentage of net sales for the third quarter of fiscal 1999 increased to 39.2% as compared with 21.5% for the same period last year. This margin improvement was the result of favorable product costs both in the U.S. and internationally. U.S. product costs benefited this year from the absence of a payment made last year to Hershey Foods Corporation in connection with the outsourcing of Bazooka, lower prices from vendors, favorable exchange rates and improved manufacturing performance. Outside of the U.S., cost improvements were the result of a number of factors, including reduced returns and close-outs as well as lower freight and duty expenses.

The decrease in royalties and other income (expense) from $(73,000) to $(138,000) in the third quarter of fiscal 1999, was primarily the result of a write-off of computer-related software.

Selling, general and administrative expenses decreased to $19,210,000, or 28.4% of net sales in the third quarter of fiscal 1999, from $21,581,000, or 39.8% a year ago. This decrease was primarily the result of this year's higher sales, the absence this year of a one-time severance charge taken in the third quarter of fiscal 1998, lower outbound freight costs and reduced headcount and other overhead expenses.

The increase in interest income (expense), net to $60,000 in the third quarter of fiscal 1999 from $(423,000) last year was attributable to a reduction in the Company's outstanding term loan and an increase in cash.

In the third quarter of fiscal 1999, the Company recorded an effective tax rate on earnings of 43.0% versus an effective rate of 18.1% on losses in the third quarter a year ago. The less favorable tax rate last year was the result of the Company's inability to recognize tax benefits on certain foreign losses.

Net income for the third quarter of fiscal 1999 was $4,134,000, or $0.09 per share, as compared with a net loss of $(8,538,000), or $(0.18) per share, for the same period last year.

Nine Months Ended November 28,1998 Compared with the Nine Months Ended November 29, 1997

Net sales for the first nine months of fiscal 1999 increased 5.5%, to $178,842,000 from $169,468,000 for the same period last year. Net sales of confectionery products increased versus the first nine months of last year due to the roll out of Push Pop in Brazil, the introduction of Baby Bottle Pop and Flip Pop and growth of core lollipops in the U.S. and Canada. Sales of sports card products were also higher for the nine-month period driven by stronger sales of baseball and football products and the Company's return to the NHL hockey card market.

Gross profit as a percentage of net sales for the first nine months of fiscal 1999 increased to 41.1% as compared with 30.5% for the same period last year. The margin improvement was the result of lower product costs (which last year included a payment in connection with the outsourcing of Bazooka), lower royalty payments due to an increase in the percentage of non royalty-bearing confectionery sales and the absence of a Brazilian minimum guarantee shortfall recorded last year. Lower obsolescence and product development costs also contributed favorably to gross profit margins in the first nine months of this year.

The decrease in royalties and other income (expense) from $537,000 to $(66,000) in the first nine months of fiscal 1999 was largely the result of the impact of foreign exchange translation losses in Mexico and Brazil and a write-off of computer-related software.

Selling, general and administrative expenses for the first nine months of fiscal 1999 decreased to $56,380,000 or 31.5% of sales, from $63,202,000 or 37.3% for the same period a year ago. This decrease was the result of a variety of factors, including higher fiscal 1999 sales, the absence this year of severance charges and costs related to the closure of three European offices, a reduction in domestic marketing expenses previously required by one of the Company's sport licenses and actions taken by the Company at the end of last year to reduce headcount and overhead expenses.

Pre-tax income from operations of $20,428,000 in the first nine months of fiscal 1999 includes a gain of $3,876,000 from sales of the Company's former manufacturing plant in Cork, Ireland and equipment from both the Cork, Ireland and Duryea, Pennsylvania facilities.

The difference in interest income (expense), net from $(1,180,000) in fiscal 1998 to $(531,000) this year was attributable to a reduction in the Company's outstanding term loan and an increase in cash.

In the first nine months of fiscal 1999, the Company recorded an effective tax rate on earnings of 43.0% versus an effective tax rate on losses of 21.7% last year. The less favorable tax rate last year was the result of the Company's inability to recognize tax benefits on certain foreign losses.

Net income for the first nine months of fiscal 1999 was $11,643,000, or $0.25 per share, as compared with a loss of $(9,479,000), or $(0.20) per share for the same period last year.


Liquidity and Capital Resources

In July 1995, the Company entered into a $65 million credit agreement with a syndicate of eight banks in order to finance the acquisition of Topps Europe,

Ltd., formerly known as Merlin Publishing, Ltd. ("Topps Europe"), and to provide for working capital and letter of credit needs. In May 1998, the Company refinanced this facility with Chase Manhattan Bank. The new credit agreement includes a term loan in the aggregate amount of $24,950,000 (which was used to repay the prior loan) and a $9,450,000 facility to cover letter of credit and revolver needs. The facility expires on July 6, 2000. This credit agreement is secured by a pledge of the Company's domestic trademarks and 65% of the stock of Topps Europe. Beginning June 1998, interest rates on $10 million of the outstanding principal of the loan are fixed for one year as a result of an interest rate swap and are, therefore, a function of interest rates at the commencement of the swap transaction. Interest rates on the balance of the outstanding loan are variable and a function of short-term indices. The credit agreement contains restrictions and prohibitions of a nature generally found in loan agreements of this type and requires the Company, among other things, to comply with certain financial covenants, limits the Company's ability to sell or acquire assets or borrow additional money and prohibits the payment of dividends and the repurchase of stock.

As of November 28, 1998, the Company had $44,138,000 in cash, and $18,283,000 in debt under the term loan.

For the first nine months of fiscal 1999, the Company's net increase (decrease) in cash and cash equivalents was $21,985,000 versus $(2,382,000) for the comparable period last year. Cash provided by operations for the first nine months of this year was $29,377,000 versus $1,302,000 last year, primarily as a result of higher net income and an income tax refund received in the first quarter of this year. Cash provided by investing activities this year reflects $5,562,000 in proceeds from sales of the plant in Cork, Ireland and equipment from both the Cork, Ireland and Duryea, Pennsylvania plants. Cash used by financing activities reflects debt payments of $12,667,000 in the first nine months of this year versus debt payments net of borrowings of $1,500,000 and share repurchases of $522,000 in the comparable period last year.

Management believes that, in light of the Company's borrowing capacity, cash on hand as of November 28, 1998 and expected cash flow from operations, the Company has adequate means to meet its working capital, capital expenditure, interest and principal repayment requirements for the foreseeable future.


Year 2000

The Year 2000 issue is the result of computer programs using only two digits to identify a year in the date field. If not corrected, many systems could fail or create erroneous results on January 1, 2000 by reading the date as January 1, 1900. Failure to fix this problem could result in systems failures or miscalculations leading to disruption in the Company's operations.

The Company began work on Year 2000 issues in 1996. As of November 28, 1998, all of the Company's mainframe programs have been reviewed for compliance. Where necessary, programs are being fixed, tested and put into production. The Company is also in the process of addressing the needs of all other systems such as personal computers, customer and vendor systems, telephone systems and other electronic hardware.

Year 2000 compliance costs have not and are not expected to significantly affect the financial condition or results of operations of the Company.

The Company expects that its essential systems and business functions will be Year 2000 compliant in all material respects in a timely manner. It is in the process of determining whether there are any risks with regards to the Year 2000 status of key vendors and customers, and will attempt to develop contingency plans for dealing with these risks, if necessary.


Cautionary Statements

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby filing cautionary statements identifying important factors that could cause actual results to differ materially from those projected in any forward-looking statements of the Company made by or on behalf of the Company, whether oral or written. Among the factors that could cause the Company's actual results to differ materially from those indicated in any such forward statements are: (i) the failure of certain of the Company's principal products, particularly sports cards, lollipops and sticker and album collections, to achieve expected sales levels; (ii) weakness in sales of basketball products due to the NBA labor dispute; (iii) the Company's inability to continue to maintain sales generated from new product introductions; (iv) quarterly fluctuations in results; (v) the Company's loss of important licensing arrangements; (vi) the Company's loss of important supply arrangements with third parties; (vii) the effect of changes in trade terms with certain of the Company's key customers; (viii) the Company's inability to comply with the financial covenants contained in its credit facility; (ix) further prolonged and material contraction in the trading card industry; (x) excessive returns of the Company's products; (xi) an adverse outcome in the Rodriguez Action (See "Part II - Other Information. Item 1. Legal Proceedings"); as well as other risks detailed from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

                             THE TOPPS COMPANY, INC.

                                     PART II

                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In August 1996, the Company was named a defendant in a class action in the United States District Court for the Eastern District of New York entitled Sullivan et al. v. The Topps Company, Inc., No. CV-96-3779 (E.D.N.Y.) (the "Sullivan Action"). On August 21, 1997, the court entered a judgment granting the Company's motion to dismiss the complaint with prejudice. On April 28, 1998, the court entered an order denying plaintiffs' motion to alter, amend or vacate the judgment, and for leave to file an amended complaint. Plaintiffs filed an appeal of both orders on June 10, 1998, but withdrew that appeal in October, 1998. Plaintiffs' time to revive the appeal has since expired, and the judgment dismissing the complaint is now final.

On November 19, 1998, the Company was named a defendant in a class action in the United States District Court for the Southern District of California entitled Rodriguez v. The Topps Company, Inc., No. 98-CV-2121 (BTM) JAH (S.D. Cal.) (the "Rodriguez Action"). The Rodriguez Action alleged, among other things, that the Company violated the federal Racketeer Influenced and Corrupt Organizations Act by its practice of selling sports and entertainment cards with randomly-inserted "insert" cards, in violation of state and federal anti-gambling statutes, as well as The California Business and Professions Code. The Rodriguez Action contains allegations similar to those in the dismissed Sullivan Action, and each of the Company's principal competitors, as well as several of its principal licensors, have been separately sued for employing, or participating in, the practices alleged in Rodriguez and Sullivan. The Rodriguez Action seeks treble damages and attorneys' fees on behalf of all purchasers of packs of cards potentially including "insert" cards since 1992. The Company believes it has meritorious defenses and intends to defend the Rodriguez Action vigorously. Given the early stage of the litigation, however, the Company is unable to assess the likelihood of a materially adverse outcome or to estimate the amount or range, if any, of any probable loss.




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits as required by Item 601 of Regulation S-K


10.34 Retail Product License Agreement between the Company and NBA Properties, Inc., dated November 19, 1998.

10.35 License Agreement between the Company and National Football League Players Incorporated, dated September 22, 1998.

10.36 Second Amendment to Credit Agreement, dated as of November 6, 1998.

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












January 12, 1999