Form 10-K
period 1999-02-27
TOPPS CO INC
filed 1999-05-27
CIK 812076

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X]                    ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended February 27, 1999

                                       OR

                   [ ] TRANSITION REPORT PURSUANT TO SECTION
               13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from         to

                         Commission file number 0-15817

                             THE TOPPS COMPANY, INC.
             (Exact name of registrant as specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                                   11-2849283
                      (I.R.S. Employer Identification No.)

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


     The aggregate market value of Common Stock held by non-affiliates as of May 15, 1999 was approximately $269,000,000.

     The number of outstanding shares of Common Stock as of May 15, 1999 was 46,441,801.

          Documents incorporated by reference                    Part

Annual Report to Stockholders
for the Year Ended February 27, 1999                             I,II,IV

Proxy Statement for the 1999 Annual Meeting of Stockholders      III

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

     Topps is a leading marketer of collectible picture products featuring primarily professional athletes and, from time to time, popular television, movie and other entertainment characters. These collectible picture products are in the form of trading cards, sticker and album collections, comic books or magazines. The Company also markets Bazooka brand bubble gum, branded lollipops such as Ring Pop, Push Pop and Baby Bottle Pop and certain novelty candy products.

     The sports card category in which the Company competes has contracted over the last several years. Prior to 1998, the industry decline was the result of several factors, including: product and brand proliferation which led to consumer confusion and oversupply; a competitive rise in other sports-related merchandise choices; a reduction in retailer support; and labor strife in the sports industry. Although there is currently no industry-wide data available, the Company believes that the industry continued to contract in 1998, largely as a result of the liquidation of one of the Company's main competitors (Pinnacle Brands) and the NBA labor situation. However, despite the overall market contraction during 1998, the Company experienced significant increases over the prior year in the sale of its baseball and football card products.

     Topps has increased its international presence in the last several years. In 1995, the Company acquired Merlin Publishing International Limited, a U.K.-based marketer of licensed collectibles, primarily sticker and album collections. While continuing to market products under the Merlin brand name, Merlin Publishing International Limited changed its corporate name to Topps Europe Ltd. ("Topps Europe") in March 1997. The Company also established new subsidiaries in Canada and Mexico in fiscal 1996 and Brazil and Argentina in fiscal 1997. The Company currently distributes its products in over fifty countries and has employees in seven countries.

================================================================================

Trademarks of The Topps Company, Inc. and Subsidiaries appearing in this report:
Baby Bottle Pop, Bazooka, Bazooka Blasts, Bazooka Joe, Bazooka Pops, Bowman, Bowman Chrome, Bowman's Best, Flip Pop, Garbage Pail Kids, Merlin, Never Compromise, Push Pop, Ring Pop, Topps, Topps Action Flats, Topps Chrome, Topps Finest, Topps Gallery, Topps Gold Label, Topps Stadium Club, Treasure Pop, Triple Power Push Pop and Wacky Packages.

Unless otherwise indicated, all date references refer to calendar years.

                                    Products

Collectible Sports Products

     The Company is a leading marketer of collectible picture products featuring players of Major League Baseball, the National Basketball Association, the National Football League, the National Hockey League and certain professional soccer leagues. In the U.S. and Canada, picture products are generally sold in the form of cards, while in the rest of the world picture products are typically sold in the form of sticker and album collections.

     Card products feature photographs of athletes and contain summary statistics and biographical material. The Company markets sports picture cards in various size packages, as well as complete sets, for distribution through a variety of trade channels.

     The Company distributes sports cards under brand names including, but not limited to, Topps, Topps Stadium Club, Topps Finest, Topps Gallery, Bowman, Bowman Chrome, Bowman's Best, Topps Gold Label and Topps Chrome. Each brand of sports cards has its own unique positioning in the marketplace. All the cards are of a high quality featuring laminated paperboard and state-of-the-art reproduction techniques. Certain brands feature borderless cards and also contain foil stamping. Prices generally range from a suggested retail price of $0.99 per pack to $5.00 per pack. The Company is continuously updating the features of its cards and seeking new technologies as well.

     Sports sticker and album collections, which are sold under the Merlin and Topps brand names, are marketed throughout Europe and parts of Asia. Stickers are sold in packages and display photos of popular local athletes and sports teams. The stickers are designed so that they can be placed in an associated album, which contains more detailed information and statistics regarding the players and teams.

     The Company has expanded its European sports licenses in the last several years and currently holds licenses for Premier League Soccer in the U.K. as well as soccer licenses in Italy, Norway and Denmark.


Entertainment Products

     The Entertainment Products segment consists of trading cards, sticker/album products, comics and magazines featuring licenses from popular films, television shows and other entertainment properties.

     Since the 1950's, the Company has marketed trading cards featuring some of the dominant entertainment properties of the time, including The Beatles, Elvis Presley, Star Wars, Michael Jackson, E.T., Indiana Jones, Batman, Teenage Mutant Ninja Turtles, Jurassic Park and The X-Files. Occasionally, the Company has also created cards featuring its own entertainment properties such as Wacky Packages, Garbage Pail Kids and Mars Attacks, as well as cards detailing events of national interest such as Desert Storm.

     Over the years, entertainment trading cards have experienced peaks and valleys in terms of consumer interest. Recently, the relative weakness of the entertainment card market has prompted the Company to be extremely selective in determining which entertainment licenses to pursue. In fiscal 1999, the Company marketed only three entertainment card properties in the U.S.: The X-Files;
Xena: Warrior Princess; and World Championship Wrestling (WCW).

     Since the acquisition of Merlin in 1995, the Company has sold collectible entertainment products in the form of sticker/album collections in Europe and parts of Asia. In response to lower consumer interest, the Company pared back its offerings of these products to five releases in fiscal 1999.

     In fiscal 2000, the Company will market both trading cards and sticker and album products based on the new Star Wars film, "Episode I: The Phantom Menace". The Company also recently negotiated an agreement in principle (subject to the execution of a final license agreement) to market trading cards in the U.S. and Canada (and candy as described below) featuring Pokemon, a popular children's property.

     Over the years, the Company has also published magazines based on subjects of interest in the entertainment field. In fiscal 2000, the Company will issue a variety of Star Wars magazines, featuring, among other things, coverage of the newest motion picture, Star Wars: Episode I. These publications will include the official souvenir magazine of the movie, the official poster magazine and the Star Wars Galaxy Collector magazine.

     In the past, the Company created and marketed a limited selection of high-quality color comic books for distribution primarily in specialty shops. Due to a contraction in the market, the Company suspended its comic book publishing activities in fiscal 1999.


Confectionery

     The Company has been marketing Bazooka brand bubble gum since 1947. Traditional chunk Bazooka bubble gum is produced in individually wrapped rectangular pieces in a variety of flavors and sold generally at a suggested retail price of five cents a piece. Individual pieces of Bazooka brand bubble gum include a comic featuring Bazooka Joe, a copyrighted cartoon character created by the Company in 1953.

     The Company sells multiple piece packs of Bazooka which, over the years, have included a six-piece pack of soft sugarless bubble gum, a ten-piece pack, forty-five and seventy-five count bags of traditional chunk Bazooka, as well as various box, bucket and canister configurations. These packages are designed for distribution in supermarkets, convenience stores, drug store chains, mass merchandisers and club stores.

     In early 1999, the Company introduced Bazooka Pops, a premium lollipop with a Bazooka gum center and packaging featuring a fortune and comic.

     The Company also markets premium quality lollipop products throughout the United States, Canada, Europe and parts of Latin America and Asia. Core products include Ring Pop (a lollipop made of candy molded into the form of an exaggerated precious gem stone, anchored to a plastic ring) and Push Pop (a cylinder-shaped lollipop packaged in a plastic container with a removable cap, designed to enable consumers to eat a portion of the pop now and save the rest for later.) In fiscal 2000, the Company plans to increase its advertising support and merchandising efforts behind both Ring Pop and Push Pop and will enhance Ring Pop by adding real fruit juice to the product.

     Last year, the Company introduced two new confectionery items. One of the products, Baby Bottle Pop, is a baby bottle filled with a tangy candy powder and a lollipop top. Also introduced in 1998 was Flip Pop, a pop within a fun plastic container, which can be flipped out, licked and placed back in the case for consumption later. This year, the Company plans to introduce Treasure Pop ( a high quality lollipop with a toy surprise hidden in the plastic handle) and Triple Power Push Pop (a larger Push Pop with three different flavors which can be pushed up independently or together.) Also the Company has an agreement in principle (subject to the execution of a final license agreement) to market Pokemon lollipops.

     For a schedule of net sales by key business segment for the past three fiscal years, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 7 of the Company's Annual Report to Stockholders for the year ended February 27, 1999 (the "Annual Report"), which is hereby incorporated by reference.



                           Distribution and Marketing

Sales and Distribution

     The Company's products are sold throughout the United States, Canada and Europe, as well as in certain Latin American and Asian markets.

     The Company's own sales force handles all U.S. card sales, as well as sales of confectionery products to national accounts. All other confectionery sales are handled by broker organizations. Together, the sales force and brokers service over 80,000 retail outlets through more than 4,000 separate accounts which include wholesale tobacco and confectionery jobbers, hobby distributors and retailers, wholesale clubs, news-dealers, mass merchandisers and direct-buying grocery, convenience, drug, variety, discount and toy store chains.

     In the past, the Company has operated a direct response membership club through which it marketed special sets of baseball, football and basketball cards as well as other products. Although this business was suspended in February 1998, the Company is currently considering other approaches for operating a direct response business.

     In Canada, sales of trading cards (dominated by hockey), stickers and confectionery products are handled by a sales force and two regional brokers. Current distribution in Canada is to over 5,000 retail outlets.

     In the U.K., sales of both confectionery products and collectibles are handled by a dedicated sales force as well as by wholesalers selling to independent retailers. Together, the sales force and wholesalers reach approximately 30,000 retail news and confectionery outlets. Elsewhere in Europe, as well as in Latin America and Asia, sales are primarily through distributors.

Advertising and Promotion

     The Company utilizes a variety of promotional activities, including television, radio and print advertising campaigns, designed to create consumer awareness and increase retail sales of its products. Worldwide advertising and promotional expenditures as a percentage of net sales for the fiscal years ended 1997, 1998 and 1999 were 7.0%, 8.6% and 6.8%, respectively.

     Traditionally, the Company has also relied on the popularity of its sports and other licensed products, and the consumer recognition of its brand names, to help promote its products. The Company also uses print advertising on its product wrappers and promotional insert cards to increase consumer awareness of its brands.

     Approximately 70% of the Company's sales are made on a returnable basis. Industry practices require that the Company provide the right to return on sales of trading card products (excluding those to hobby dealers), on confectionery products, on magazines sold to mass merchandisers and on sales of most sticker and album products in Europe. Returns significantly in excess of the Company's returns provisions could have a material adverse effect on the Company. Consolidated return provisions as a percentage of gross sales for the fiscal years ended 1997, 1998 and 1999 were 14.2%, 12.4% and 8.3%, respectively.



                                   Production

     In December 1996, the Company discontinued operations at its Duryea, Pennsylvania manufacturing facility. As a result of the Duryea plant closure, Bazooka gum is being manufactured by a single contractor in the U.S. (Hershey
Foods Corporation). The cutting, collating and packaging of card products previously performed at the Duryea facility have been outsourced to several manufacturers in the U.S.

     In April 1998, the Company ceased manufacturing operations at its factory in the Republic of Ireland. The Company produced limited quantities of gum at this facility and is currently seeking alternative sources.


Collectible Picture Products

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

     High-quality paperboard is sent directly to outside printers by the Company's suppliers. Pictures are printed utilizing a variety of techniques and processes, including waterless printing, which allows for a tighter line screen resulting in sharper and more intense photo reproduction. Sheets of printed cards are then often sent to additional suppliers who foil stamp and UV (ultra violet) coat the sheets. Cards that require specialized printing and the combination of various substrates like plastic, polystyrene and holographic foils are purchased in full sheet form from specialty printers. Full sheets are then delivered to contract packers where they are cut into individual cards, collated and wrapped in a variety of package configurations.

     Certain key elements of Merlin brand sticker and album products are sourced from a single supplier in Italy. The Company believes that there are other suitable sources available to meet its requirements if the current supplier were unable to meet Merlin's needs.


Confectionery

     Since the closure of its manufacturing facility in Duryea, Pennsylvania in December 1996, the Company has purchased all of its U.S. Bazooka bubble gum requirements from Hershey Foods Corporation. The current agreement, which expires in December 2002, requires the Company to source all of its U.S. Bazooka production needs from Hershey, provided it can fulfill the orders on a timely basis. Given the shortage of alternative manufacturers for Bazooka gum, failure by Hershey to supply the Company on a timely basis could have a material adverse effect on product availability and therefore, on sales of Bazooka. Limited quantities of Bazooka and other bubble gum products for international sales were manufactured by the Company's factory in the Republic of Ireland through the end of fiscal 1998. In April 1998, gum production was discontinued in Ireland. The Company is presently seeking alternative sources for this production.

     Ring Pop lollipops for sale in the U.S. are manufactured at the Company's Scranton, Pennsylvania factory. Ring Pop lollipops for sale in international markets as well as all Push Pops, Baby Bottle Pops and Flip Pops are manufactured by a single supplier in factories located in Taiwan, Thailand and China. The loss of production at one or more of these facilities due to civil unrest or for any other reason could have a material adverse impact on sales of the Company's lollipops.

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

                        Trademarks and License Agreements

     The Company considers its trademarks and license agreements to be of material importance to its business. The Company's principal trademarks have been registered in the United States and many foreign countries where its products are sold. The sports picture products marketed by the Company in the U.S. are all produced under license agreements with individual athletes or their players' associations, as well as the licensing bodies of the professional sports leagues. These agreements cover the following sports: Major League Baseball, NBA Basketball, NFL Football and NHL Hockey. The Company also has a contract with Premier League Soccer in the U.K. and with players and teams with regard to soccer in Italy, Norway and Denmark. The Company's inability to renegotiate successfully its Major League Baseball, NBA Basketball, NFL Football or Premier League Soccer agreements upon expiration, or the loss of any of these license agreements, could have a material adverse effect on the Company.

     The Company has an individual license agreement with virtually every major league baseball player. Each baseball player's license agreement is initially for four major league baseball seasons and may be extended for additional seasons as rights are used, if the player and the Company agree. Typically, these agreements are extended annually. Among the rights the Company receives are rights to use a player's name, picture, facsimile signature and biographical description in the form of two or three dimensional pictures, trading cards, postcards, stickers, stamps, transfers, decals, medallions or coins, each within certain size limitations, provided such products are marketed alone or with chewing gum or candy. The licenses granted to the Company by athletes permit the athlete to grant others rights to the use of his name, picture and facsimile signature on other products, including collectible picture cards sold alone or with products other than gum and (with certain exceptions) candy. The Company has a related agreement with the Major League Baseball Players Association, which governs certain terms of the individual player contracts. The Company also has an agreement with Major League Baseball Properties, Inc., which covers the use of the names and insignias of the baseball teams and leagues in connection with its baseball picture products and which expires at the end of 2000. The Company conducts a related active licensing program with minor league baseball players and continuously seeks to supplement its relationship with the baseball community by personal visits and corporate identification. The Company considers such relationships to be good and to be of great importance to it. However, should an appreciable number of Major League Baseball players refuse to sign the Company's license agreement, it could have a material adverse effect on the Company.

     The Company also enters into license agreements with entertainment companies to produce certain products. The terms of these contracts depend on a variety of factors. Total royalty expense under the Company's sports and entertainment licensing contracts for the fiscal years ended 1997, 1998 and 1999 was $37,960,000, $33,662,000 and $24,373,000, respectively. See Note 17 of Notes to Consolidated Financial Statements in the Annual Report, which is incorporated herein by reference, for a description of minimum guarantee payments required under the Company's existing sports contracts.

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



                                   Seasonality

     The  Company's  U.S.  sports card  products are sold  throughout  the year, spanning the four major sports seasons in which the Company currently participates, i.e., baseball, football, basketball and hockey. Topps Europe's sales of sports sticker/album products are driven largely by shipments of Premier League Soccer, with much of the sales activity occurring in January through March. Sales of entertainment products tend to be driven by the property on which they are based, often peaking with the release of a movie or the rise in popularity of a television program or particular licensed property. Sales of confectionery products are relatively stable throughout the year, although they are impacted by the introduction of new products and the use of consumer advertising that can occur at any point in the year.




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

     The Company employed approximately 400 people in fiscal 1999.

     All of the production employees at the Company's factory in Scranton, Pennsylvania are represented by a union. Although the union agreement expires in 2000, union membership voted recently to approve an extension of the agreement to February 2003.

     The Company considers  relations with its employees to be good.

                              Cautionary Statements


     In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby filing cautionary statements identifying important factors that could cause actual results to differ materially from those projected in any forward-looking statements of the Company made by or on behalf of the Company, whether oral or written. The Company wishes to ensure that any forward-looking statements are accompanied by meaningful cautionary statements in order to maximize to the fullest extent possible the protections of the safe harbor established in the Reform Act. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors, among others, that could cause the Company's actual results to differ materially from those projected in forward-looking statements of the Company:

     1. Dependence on Licenses. The Company's trading card and sticker/album businesses are highly dependent upon licensing arrangements with third parties. These licenses, which have varying expiration dates, are obtained from the various professional sports leagues, players associations and, in certain instances, the players themselves as well as entertainment companies. The Company's inability to renew or retain these licenses, or the lack of vitality of these licenses, could materially affect its future plans and results.

     2. Contraction in Sports Card Industry. The Company believes that the sports card industry as a whole continued to contract during calendar 1998. Further prolonged and material contraction in the sports card industry, whether caused by labor strife or otherwise, could materially adversely affect the Company's future plans and results.

     3. Declines in Sales of U.K. Sticker/Albums. Sales of Topps Europe's Premier League sticker/album collections declined last year. Further significant declines in sales of these products could materially affect the Company's future plans and results.

     4. Returns. Approximately 70% of the Company's sales are made on a returnable basis. Although the Company maintains provisions for returns, returns considerably in excess of the Company's provisions could materially affect its future plans and results.

     5. Suppliers. The Company has a single source of supply for certain of its lollipop products. The loss of this supplier due to civil unrest or for any other reason could materially affect the Company's future plans and results.

     6. Customers. The Company has several large customers, some of which are serviced by single distributors. The loss of any of these customers or distributors could materially affect the Company's future plans and results.

     7. International Political and Economic Risk. Due to the Company's increased international presence, there is an increase in risk generally associated with operating outside of the U.S. Events such as civil unrest, currency devaluation and political upheaval could materially affect the Company's future plans and results.

     8. See Item 3: Legal Proceedings for a discussion of legal matters that could materially affect the Company's future plans and results.


Financial Information About Industry Segments, Foreign and Domestic Operations and Export Sales


     The Company operates in three business segments. They are: (i) the marketing and distribution of collectible sports products; (ii) the marketing and distribution of entertainment products; and (iii) the marketing and distribution of confectionery products. Segment and geographic area information contained in Note 14 of the Notes to Consolidated Financial Statements included in the Annual Report is hereby incorporated by reference.



                        Executive Officers of the Company


     The information required by this item with respect to the directors of the Company and as to those executive officers who are also directors appearing in the Proxy Statement for the annual meeting of stockholders scheduled to be held on June 29, 1999 ("1998 Proxy Statement") is hereby incorporated by reference thereto. Set forth below is information required by this item covering the other executive officers of the Company.

          Name Position with the Company and business experience during the past five years

Ronald L. Boyum               Vice  President-Marketing and Sales of the Company
                              since March 1995, Vice President- Marketing of the
                              Company since April 1994. Mr. Boyum is 47 years of age.

Edward P. Camp                Vice President of the Company since April 1997 and
                              President of the Hobby Division since October1995.
                              Mr. Camp held number of sales-related positions within the Company prior thereto. Mr. Camp is 52 years of age.

Michael P. Clancy             Vice President -International of the Company since
                              December 1998. Vice President since February 1995 and Managing Director - Topps Ireland since July
                              1990. Mr.Clancy had been Joint Managing Director -
                              Topps Europe Ltd. from January 1997 to December
                              1998.  Mr. Clancy is 44 years of age.


Michael J. Drewniak           Vice President -  Manufacturing  of the  Company
                              since March 1991. Mr. Drewniak held the position of General Manager -Manufacturing Operations prior thereto. Mr. Drewniak is 62 years of age.

Ira Friedman                  Vice President - Publishing and New Product
                              Development of the Company since September 1991.
                              Mr. Friedman joined the Company in October 1988.
                              Mr. Friedman is 45 years of age.

Catherine K. Jessup           Vice President - Chief Financial Officer of the
                              Company since July 1995. Prior to joining the Company, Ms. Jessup held a number of positions with PepsiCo (a food products company) from 1981 to July 1995 including Director of Planning and C.F.O. PepsiCo Wines and Spirits. Ms. Jessup is
                              43 years of age.

William G. O'Connor           Vice President-Administration  of the Company
                              since September 1991. Mr.O'Connor was an Assistant
                              Secretary of the Company from June 1982 until June
                              1994.  Mr. O'Connor is 50 years of age.

John Perillo                  Vice  President - Operations of the Company  since
                              April 1995 and Vice President-Controller and Chief
                              Financial Officer of the Company from April 1990 to July 1995. Mr. Perillo is 42 years of age.

Scott Silverstein             Vice President - Business Affairs and General
                              Counsel of the Company since February 1995.  Mr.
                              Silverstein held the position of General Counsel from July 1993 until February 1995. Prior to joining the Company, Mr. Silverstein was an attorney with the law firm of Hutton Ingram Yuzek
                              Gainen Carroll & Bertolotti from April 1990 until
                              July 1993. Prior thereto, he was an attorney with the law firm of Shea & Gould. Mr. Silverstein is the son-in-law of Mr. Shorin, the Company's Chair-man of the Board, Chief Executive Officer and President. Mr. Silverstein is 37 years of age.







ITEM 2.  PROPERTIES


     The location and general description of the principal properties owned or leased by the Company are as follows:

                                                                                                         Owned or Leased;
                                                                                Area/Facility            If Leased,
Location                                     Type of Facility                   Square Footage           Expiration Year


Duryea, Pennsylvania                         office and warehouse               60,000                   Leased; 2000

Scranton, Pennsylvania                       manufacturing plant                41,000                   Owned

Cork, Ireland                                office                              8,000                   Leased; 2005

New York, New York                           executive offices                  60,000                   Leased; 2010

Milton Keynes, United Kingdom                warehouse/office                   10,000                   Leased; 2014


     The Company also leases offices in Canada, Brazil, Argentina, Mexico and Italy. The Company believes that its active facilities are in good repair and are suitable for its needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS


     In August 1996, the Company was named a defendant in a class action in the United States District Court for the Eastern District of New York (the "New York Court") entitled Sullivan, et.al. v. The Topps Company, Inc. No. CV 96 3779 (E.D.N.Y.) (the "Action"). The Action alleged, among other things, that the Company violated the federal Racketeer Influenced and Corrupt Organizations Act by its practice of selling sports and entertainment cards with randomly-inserted "insert" cards, in violation of state and federal anti-gambling statutes. During the last two and a half years, each of the Company's principal competitors, and principal licensors, were separately sued in various federal courts for employing, or participating in, the same or similar practices. The Action sought treble damages and attorneys' fees on behalf of all purchasers of packs of cards potentially including "insert" cards over a four-year period. The New York Court granted the Company's motion to dismiss the Action with prejudice in August 1997. The New York Court later denied motions by plaintiffs to alter, amend or vacate the judgement, and for leave to file an amended complaint. Plaintiffs' time to appeal all of these rulings has expired, and the judgement for the Company dismissing the Action is now final and nonappealable.

     In September 1998, the Company filed an action in the New York Court seeking declaratory and injunctive relief against a class of all original end-use purchasers of trading cards marketed in packages that may contain randomly-inserted "insert" cards within the four years prior to the filing of the complaint, entitled The Topps Company, Inc. v. Sullivan et al., No.l CV 98 6023 (EHN) (E.D.N.Y.) (the "Declaratory Judgment Action"). The Declaratory Judgment Action seeks a declaratory judgment that the defendant class of card purchasers did not suffer any injury cognizable under RICO by this practice, and an injunction enjoining the defendant class from filing or pursuing any further RICO actions against the Company relating to the purchase of trading cards. Two similar declaratory judgment actions have been filed by several of the Company's principal licensors against the same class of defendants in the New York Court. On December 14, 1998, defendants in all of the declaratory judgment actions moved to dismiss the complaints, and the New York Court heard oral argument on the motions on February 26, 1999. A decision in these motions has not yet been rendered.

     In November 1998, the Company was named defendant in a purported class action commenced in the United States District Court for the Southern District of California (the "California Court") entitled Rodriquez et al. v. The Topps Company, Inc., No. CV 2121-B (AJB) (S.D. Cal.) (the "Class Action") The Class Action alleged that the Company violated RICO, and the California Unfair Business Practices Act, by its practice of selling sports and entertainment trading cards with randomly-inserted "insert" cards, allegedly in violation of state and federal anti-gambling laws. The Class Action seeks treble damages and attorneys' fees on behalf of all individuals who purchased packs of cards at least in part to obtain an "insert" card over a four-year period. On January 22, 1999, plaintiffs moved to consolidate the Class Action with similar class actions pending against several of the Company's principal competitors and principal licensors in the California Court. The Company has opposed this motion. On January 25, 1999, the Company moved to dismiss the complaint, or, alternatively, to transfer the Class Action to the Eastern District of New York or stay the Class Action pending the outcome of the Declaratory Judgment Action pending in the Eastern District of New York. By orders dated May 14, 1999, the California Court denied Topps' motions to dismiss the complaint or transfer the Class Action to the Eastern District of New York but granted Topps' motion to stay the Class Action pending the outcome of the Declaratory Judgment Action. The California Court also denied plaintiffs' motion to consolidate the Class Action with similar purported class actions. An unfavorable outcome in the Class Action could have a material adverse effect on the Company's future plans and results.

     The Company is a defendant in several other civil actions which are routine and incidental to its business. In management's opinion, after consultation with legal counsel, these actions will not have a material adverse effect on the Company's financial condition or results of operations.


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




ITEM 9. CHANGES IN ACCOUNTANTS AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


         None.

                                   PART III



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY


     Information required by this item appears in Part I of this Report on Form 10-K under the heading "Executive Officers of the Company" and in the 1999 Proxy Statement and is hereby incorporated by reference.




ITEM 11. EXECUTIVE COMPENSATION


     Information required by this item appears in the 1999 Proxy Statement and is hereby incorporated by reference.




ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     Information required by this item appears in the 1999 Proxy Statement and is hereby incorporated by reference.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     Information required by this item appears in the 1999 Proxy Statement and is hereby incorporated by reference.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1&2) Financial Statements and Financial Statement Schedules

          See index on page 20.




     (3)  Listing of Exhibits

          See index on pages 21-23.




(b)       Reports on Form 8-K

          None

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 21, 1999                         THE TOPPS COMPANY, INC.
                                                  Registrant



                                             ___________________________
                                                   Arthur T. Shorin
                                                 Chairman of the Board,
                                           Chief Executive Officer and President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed on the 21st day of May, 1999 by the following persons on behalf of the Registrant and in the capacities indicated.



          Arthur T. Shorin                          Catherine K. Jessup
      Chairman, Chief Executive           Vice President-Chief Financial Officer
       Officer and President                      (Principal Financial and
    (Principal Executive Officer)                    Accounting Officer)


          Seymour P. Berger                             David M. Mauer
               Director                                     Director


            Allan A. Feder                             Jack H. Nusbaum
               Director                                     Director


        Stephen D. Greenberg                           Stanley Tulchin
               Director                                     Director


          Wm. Brian Little
              Director

                            THE TOPPS COMPANY, INC.
                      FORM 10-K ITEM 14(a)(1), (2) AND (3)
              LIST OF FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS


(a)(1) Index to Financial Statements:

          The following Consolidated Financial Statements included in the Annual Report are hereby incorporated by reference to Item 8:

               Consolidated Statements of Operations -- Years Ended March 1, 1997, February 28, 1998 and February 27, 1999.

               Consolidated Balance Sheets -- February 28, 1998 and February 27, 1999.

               Consolidated Statements of Cash Flows -- Years Ended March 1, 1997, February 28, 1998 and February 27, 1999.

               Consolidated Statements of Stockholders' Equity -- Years Ended March 1, 1997, February 28, 1998 and February 27, 1999.

               Notes to Consolidated Financial Statements.

               Report of Independent Public Accountants.



(a)(2) Index to Independent Public  Accountants'
          Report and Financial Statement Schedules                      Page No.

          Report of Independent Public Accountants......................... S-1

          Schedule VIII -- Valuation and Qualifying Accounts - Years
          Ended March 1, 1997, February 28, 1998 and February 27, 1999..... S-2

          Schedules other than those listed above are omitted because they are either not required or not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

a)(3)  Index to Exhibits


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

        10.1 - The Topps Company, Inc. Executive Officers' Annual Bonus Plan.*

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

        10.6 - Settlement Agreement with Major League Baseball Players Association (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 1994).

        10.7 - Stock Option Agreement with Arthur T. Shorin dated March 29, 1995 (Incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended February 25,
               1995).

        10.8 - Agreement of Lease with One Whitehall Company dated February 24, 1994 (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 1994).

        10.9 - Amendment and Restatement of the 1994 Non-Employee Director Stock Option Plan. (Incorporated by reference to the Company's 1998 Proxy Statement filed on May 28, 1998).

       10.10 - Agreement for the  acquisition  of the issued share capital of
               Merlin   Publishing   International   plc  dated  May  17,   1995
               (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 25, 1995).

       10.11 - Corporate   Guaranty  in  favor  of  the  Bank  of  Scotland
               (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended November 25, 1995).

       10.12 - 1996 Stock Option Plan and form of agreement pursuant to 1996 Stock Option Plan. (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 2,
               1996).

       10.13 - License Agreement and Letter Amendment thereto between the Football Association Premier League Limited and Merlin Publishing International PLC dated August 3, 1994 and July 2, 1996, respectively. (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 1, 1997).

       10.14 - Retail Product License Agreement with the Major League Baseball Properties, Inc. dated September 28, 1995 (Incorporated by reference to Exhibit 10.31 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 30, 1997).

       10.15 - Credit Agreement, Dated May 11, 1998, among The Topps Company, Inc. and The Chase Manhattan Bank. (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998).

       10.16 - Amendment Number One to Credit Agreement dated May 11, 1998. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal year ended May 30, 1998).

       10.17 - Second Amendment to Credit Agreement, dated as of November 6, 1998. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended November 28, 1998).

       10.18 - Third  Amendment to the Credit  Agreement  dated  February 25,
               1999.*

       10.19 - Consulting Agreement with Seymour Berger dated December 31, 1997. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended August 29, 1998).

       10.20 - Amended and  Restated  Manufacturing  Agreement  with  Hershey
               Foods  Corporation,   dated  March  13,  1998.  (Incorporated  by
               reference to the Company's Quarterly Report on Form 10-Q for the quarter ended August 29, 1998).

       10.21 - Memorandum  of Agreement  with Major League  Baseball  Players
               Association.   (Incorporated   by  reference  to  the   Company's
               Quarterly  Report on Form 10-Q for the quarter  ended  August 29,
               1998).

       10.22 - Retail Product License Agreement between the Company and NBA Properties, Inc. dated November 19, 1998. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended November 28, 1998).

       10.23 - License  Agreement  between the Company and National  Football
               League   Players   Incorporated,   dated   September   27,  1998.
               (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended November 28, 1998).

       10.24 - Amended and Restated Employment Agreement with Arthur T. Shorin dated March 1, 1999.*

          13 - Annual   Report   (Except  for  those   portions   specifically
               incorporated by reference, the 1999 Annual Report to Stockholders is furnished for the information of the Commission and is not to be deemed "filed" as part of this filing).

          21 - Significant Subsidiaries of the Company.*

          23 - Consent of Independent Public Accountants.*

          27 - Financial Data Schedule.*




*filed herewith

                          INDEPENDENT AUDITORS' REPORT
                  ON CONSOLIDATED FINANCIAL STATEMENT SCHEDULE







The Topps Company, Inc.:

We have audited the consolidated balance sheets of The Topps Company, Inc. and Subsidiaries as of February 27, 1999 and February 28, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended February 27, 1999, and have issued our report thereon dated April 2, 1999; such consolidated financial statements and report are included in your 1999 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of The Topps Company, Inc. and Subsidiaries listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




Deloitte & Touche LLP
New York, New York
April 2, 1999

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                SCHEDULE VIII. VALUATION AND QUALIFYING ACCOUNTS
                             (Amounts in thousands)

             Column A                   Column B                  Column C                 Column D          Column E
------------------------------------  --------------   -------------------------------  ---------------   ---------------
                                         Balance        Charged to         Charged                           Balance
                                      at Beginning       Costs and         Against        Additions           At End
            Description                 of Period        Expenses           Sales        (Deductions)       of Period
                                      --------------   --------------   --------------  ---------------   ---------------

Year Ended March 1, 1997:
   Amortization of Sports,
      Entertainment and
      Proprietary Products              $    24,943      $     1,932                                         $    26,875
  Amortization of Other
      Intangible Assets                       7,901              717                             $(36)       $     8,582
                                      --------------   --------------                   ---------------   ---------------
                                        $    32,844      $     2,649                             $(36)       $    35,457
                                      ==============   ==============                   ===============   ===============

  Allowance for Estimated Losses
     on Sales Returns                   $    22,123                       $    46,096     $   (44,980) (a)   $    23,239
                                      ==============                    ==============  ===============   ===============

  Allowance for Doubtful Accounts       $       888      $       379                      $      (141)       $     1,126
                                      ==============   ==============                   ===============   ===============

  Inventory Valuation Adjustment        $    23,415      $     6,418                      $   (11,381) (b)   $    18,452
                                      ==============   ==============                   ===============   ===============

=========================================================================================================================

Year Ended February 28, 1998:
   Amortization of Sports,
      Entertainment and
      Proprietary Products              $    26,875      $     1,898                                         $    28,773
  Amortization of Other
      Intangible Assets                       8,582              720                                         $     9,302
                                      --------------   --------------                                     ---------------
                                        $    35,457      $     2,618                                         $    38,075
                                      ==============   ==============                                     ===============

  Allowance for Estimated Losses
     on Sales Returns                   $    23,239                       $    35,468     $   (39,449) (a)   $    19,258
                                      ==============                    ==============  ===============   ===============

  Allowance for Doubtful Accounts       $     1,126      $       703                      $      (668)       $     1,161
                                      ==============   ==============                                     ===============

  Inventory Valuation Adjustment        $    18,452      $     5,340                      $   (15,842) (b)   $     7,950
                                      ==============   ==============                   ===============   ===============

=========================================================================================================================

Year Ended February 28, 1999:
   Amortization of Sports,
      Entertainment and
      Proprietary Products              $    28,773      $     1,898                                         $    30,671
  Amortization of Other
      Intangible Assets                 $     9,302      $       721                                         $    10,023
                                      --------------   --------------                                     ---------------
                                        $    38,075  #   $     2,618                                         $    40,693
                                      ===============================                                     ===============

  Allowance for Estimated Losses
     on Sales Returns                   $    19,258                       $    21,518     $   (28,147) (a)   $    12,629
                                      ==============                    ==============  ===============   ===============

  Allowance for Doubtful Accounts       $     1,161      $       424                      $       (448)      $     1,137
                                      ==============   ==============                   ===============   ===============

  Inventory Valuation Adjustment        $     7,950      $     2,656                      $    (5,309) (b)   $     5,297
                                      ==============   ==============                   ===============   ===============

=========================================================================================================================

                                      S-2