Form 10-Q
period 1999-05-29
TOPPS CO INC
filed 1999-07-13
CIK 812076

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark  One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended May 29, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ____________to ____________________


Commission File Number:  0-15817


                            THE TOPPS COMPANY, INC.
             (Exact Name of registrant as specified in its charter)


          Delaware                                     11-2849283
      (State or other jurisdiction of              (I.R.S. Employer
       incorporation of organization)               Identification No.)


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


The number of outstanding shares of Common Stock as of July 6, 1999 was 46,465,026.

                             THE TOPPS COMPANY, INC.


                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                    Index                                           Page

         Condensed Consolidated Balance Sheets as of
           May 29, 1999 and February 27, 1999                         3

         Condensed Consolidated Statements of Operations
           for the thirteen weeks ended May 29, 1999 and
           May 30, 1998                                               4

         Condensed Consolidated Statements of Comprehensive
           Income for the thirteen weeks ended May 29, 1999 and
           May 30, 1998                                               5

         Condensed Consolidated Statements of Cash Flows
           for the thirteen weeks ended May 29, 1999 and
           May 30, 1998                                               6

         Notes to Condensed Consolidated Financial Statements         7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                10




                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                            14



The condensed consolidated financial statements for the thirteen weeks ended May 29, 1999 included herein have been reviewed by Deloitte & Touche LLP independent public accountants, in accordance with established professional standards for such a review. The report of Deloitte & Touche LLP is included on page 9.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            (Unaudited)
                                                          May         February
                                                       29, 1999       27, 1999
                                                        (amounts in thousands
                                                          except share date)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                             $ 50,439      $ 41,728
   Accounts receivable - net                               41,262        29,118
   Inventories                                             14,709        16,221
   Income tax receivable                                      213           269
   Deferred tax assets                                      3,094         1,342
   Prepaid expenses and other current assets                4,588         4,860
                                                          -------        ------
      TOTAL CURRENT ASSETS                                114,305        93,538
                                                          -------        ------

PROPERTY, PLANT, & EQUIPMENT                               13,508        13,045
   Less:  accumulated depreciation and amortization         5,957         5,616
                                                           ------        ------
      NET PROPERTY, PLANT & EQUIPMENT                       7,551         7,429
                                                           ------        ------
INTANGIBLE ASSETS, net of accumulated
   amortization of $41,348 and $40,693                     59,552        60,207
OTHER ASSETS                                                2,904         2,908
                                                          -------       -------
      TOTAL ASSETS                                       $184,312      $164,082
                                                          =======       =======


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                     $ 12,577       $ 15,022
   Accrued expenses and other liabilities                 48,441         38,051
   Current portion of long-term debt                      11,250         10,625
   Income taxes payable                                    9,787          4,921
                                                          ------         ------
       TOTAL CURRENT LIABILITIES                          82,055         68,619

LONG-TERM DEBT, less current portion                       2,033          5,158
DEFERRED INCOME TAXES                                      5,053          5,143
OTHER LIABILITIES                                          8,209          7,938
                                                          ------         ------
       TOTAL LIABILITIES                                  97,350         86,858
                                                          ------         ------

STOCKHOLDERS' EQUITY:
   Preferred stock, par value $.01 per share authorized
     10,000,000 shares, none issued
   Common stock, par value $.01 per share, authorized
     100,000,000 shares; issued 47,545,801 shares,
     less 1,102,500 shares in Treasury Stock                 475            475
   Additional paid-in capital                             16,906         16,841
   Treasury stock, 1,102,500 shares                       (8,881)        (8,881)
   Retained earnings                                      79,042         69,775
   Accumulated other comprehensive income                   (580)          (986)
                                                          ------         ------
      TOTAL STOCKHOLDERS' EQUITY                          86,962         77,224
                                                          ------         ------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $184,312       $164,082
                                                         =======        =======

See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              (Unaudited)
                                                         Thirteen weeks ended
                                                         May            May
                                                         29, 1999      30, 1998
                                                         (amounts in thousands,
                                                          except share data)
     Net sales                                         $ 84,941       $ 53,327

     Cost of sales                                       47,194         31,648
                                                        -------        -------
          Gross profit on sales                          37,747         21,679

     Royalties and other income (expense)                   (92)           269
                                                        -------        -------

                                                         37,655         21,948

     Selling, general and administrative expenses        22,077         17,894

     Gain on disposition of assets                            -         (1,040)
                                                         ------         ------
          Income from operations                         15,578          5,094

     Interest income (expense), net                         129           (365)
                                                         ------          -----
     Income before provision for income taxes            15,707          4,729

     Provision for income taxes                           6,440          2,033
                                                         ------          -----
          Net income                                   $  9,267       $  2,696
                                                         ======         ======


      Basic and diluted net income per share              $ .20          $ .06



      Weighted average shares outstanding - basic     46,426,572    46,400,010
      Weighted average shares outstanding - diluted   47,175,500    46,703,879


See Notes to Condensed Consolidated Financial Statements and Accountants' Review
Report.

                                        4

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME

                                                            (Unaudited)
                                                         Thirteen weeks ended
                                                         May            May
                                                         29, 1999    30, 1998
                                                        (amounts in thousands)
     Net income                                        $  9,267       $  2,696

     Currency translation adjustment                        406            582
                                                          -----          -----
     Comprehensive income                              $  9,673       $  3,278
                                                          =====          =====































See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.

                      TOPPS COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               (Unaudited)
                                                         Thirteen weeks ended
                                                         May          May
                                                         29, 1999     30, 1999
                                                        (amounts in thousands)
Cash provided by operations:
  Net income                                           $ 9,267        $  2,696
  Add(subtract) non-cash items included in net income:
    Depreciation and amortization                        1,116           1,162
    Deferred income taxes                               (1,841)            804

    Change in assets and liabilities:
      Receivables                                      (12,143)         11,556
      Inventories                                        1,513           2,397
      Income tax receivable                                 56           5,518
      Prepaid expenses and other current assets            268          (1,590)
      Payables and other current liabilities            12,809         (11,128)
      Other                                                648            (115)
                                                       -------          ------
        Cash provided by operations                     11,693          11,300

Cash provided by (used by) investing activities:
  Proceeds from disposition of capital equipment             -           1,040
  Additions to property, plant and equipment              (546)            (54)
                                                        ------          ------
        Cash provided by (used by) investing activities   (546)            986

Cash used by financing activities:
  Reduction of debt                                     (2,500)         (7,667)
  Stock option exercises                                    64               -
                                                         -----          ------
        Cash used by financing activities               (2,436)         (7,667)
                                                         -----          ------

Net increase in cash and cash equivalents                8,711           4,619
Cash and cash equivalents at beginning of quarter       41,728          22,153
                                                        ------          ------
Cash and cash equivalents at end of quarter            $50,439         $26,772
                                                        ======          ======



Interest paid                                          $   315        $  1,040
Income taxes paid                                      $ 3,124        $     76



See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THIRTEEN WEEKS ENDED MAY 29, 1999


1.   Basis of Presentation

     The accompanying unaudited condensed interim consolidated financial statements have been prepared by The Topps Company, Inc. and subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, which are, in the opinion of management, considered necessary for a fair presentation. These statements do not include all information required by generally accepted accounting principles to be included in a full set of financial statements. Operating results for the thirteen weeks ended May 29, 1999 and May 30, 1998 are not necessarily indicative of the results that may be expected for the year ending February 26, 2000. For further information refer to the consolidated financial statements and notes thereto in the Company's annual report for the year ended February 27, 1999.


2.   Quarterly Comparison

     Management believes that quarter-to-quarter comparisons of sales and operating results are affected by a number of factors, including the timing of product introductions and variations in shipping and factory scheduling requirements. Thus, annual sales and earnings amounts are unlikely to consist of equal quarterly portions.


3.   Inventories

                                                (Unaudited)
                                                    May       February
                                                  29, 1999    27, 1999
                                                 (amounts in thousands)
          Raw materials                            $ 1,793      $ 2,097
          Work in process                              677        1,020
          Finished products                         12,239       13,104
                                                    ------       ------
          Total                                    $14,709      $16,221
                                                    ======       ======

4.   Segment Information

     Following  is the  breakdown  of industry  segments as required by SFAS No.
     131. The Company has three reportable business segments: Collectible Sports Products, Confectionery and Entertainment Products.

     The Collectible Sports Products segment primarily consists of trading cards featuring players from Major League Baseball, the National Basketball Association, the National Football League and the National Hockey League as well as sticker/album products featuring players from certain European soccer leagues.

     The Confectionery segment consists of a variety of lollipop products including Ring Pop, Push Pop, Baby Bottle Pop and Flip Pop, the Bazooka bubble gum line and other novelty confectionery products.

     The Entertainment Products segment consists of trading cards, sticker/album products and magazines featuring licenses from popular films, television shows and other entertainment properties.

     The Company's management evaluates the performance of each segment based upon its contributed margin, which is profit after cost of goods, product development, advertising and promotional costs and obsolescence, but before unallocated general and administrative expenses and manufacturing overhead, depreciation and amortization, royalties and other income/expense, non-recurring items, interest and income taxes.

     The Company does not allocate assets among its business segments and therefore does not include a breakdown of assets or depreciation and amortization by segment.

                                                  Thirteen weeks ended
                                                    May          May
                                                  29, 1999    30, 1998
                                                (In thousands of dollars)
     Net Sales
     Collectible Sports Products                  $ 38,815       $ 23,200
     Confectionery                                  34,751         27,731
     Entertainment Products                         11,375          2,396
                                                   -------        -------
     Total                                        $ 84,941       $ 53,327
                                                   =======        =======

     Contributed Margin
     Collectible Sports Products                  $ 16,172       $  9,061
     Confectionery                                   8,680          7,818
     Entertainment Products                          4,964            371
                                                    ------         ------
     Total                                        $ 29,816       $ 17,250
                                                    ======         ======

     Reconciliation of contributed margin
        to income before provision for income taxes:
     Total contributed margin                     $ 29,816        $  17,250
     Unallocated general and administrative
        expenses and manufacturing overhead        (13,030)         (12,303)
     Depreciation & amortization                    (1,116)          (1,162)
     Royalties and other income (expenses)             (92)             269
     Plant closure income                                -            1,040
                                                    ------           ------
     Income from operations                         15,578            5,094
     Interest income (expense), net                    129             (365)
                                                    ------            -----
     Income before provision for income taxes     $ 15,707         $  4,729
                                                    ======           ======

INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors and Stockholders
The Topps Company, Inc.


We have made a review of the accompanying condensed consolidated balance sheet of The Topps Company, Inc. and subsidiaries (the "Company") as of May 29, 1999, and the related condensed consolidated statements of operations and cash flows for the thirteen week periods ended May 29, 1999 and May 30, 1998, in accordance with the standards established by the American Institute of Certified Public Accountants.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of The Company as of February 27, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated April 2, 1999 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 27, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




DELOITTE & TOUCHE LLP



June  22, 1999
New York, New York

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Quarter Fiscal Year 2000 versus Fiscal Year 1999
The following table sets forth, for the periods indicated, net sales by key business segment:

                                        May 29, 1999       May 30, 1998
                                           (In thousands of dollars)

     Collectible sports products        $ 38,815            $ 23,200
     Confectionery                        34,751              27,731
     Entertainment products               11,375               2,396
                                         -------             -------
     Total                              $ 84,941            $ 53,327
                                         =======             =======

Net sales for the first quarter of fiscal 2000 increased 59.3% to $84.9 million from $53.3 million for the same period last year. This was the result of increases in each of the Company's three key business segments.

Net sales of collectible sports products, which consist of both sports cards and sports sticker/album products, increased 67.3% to $38.8 million in the first quarter of fiscal 2000 from $23.2 million in the comparable quarter last year. Approximately half of this increase was the result of shipments of basketball card products which normally would have occurred in last year's fourth quarter, but were delayed due to the NBA lockout. Higher baseball card sales and the Company's return to the NHL hockey market after a two-year absence also contributed to the increase. Sales of Merlin's Premier League sticker/album products were less this year than last.

Net sales of confectionery products increased 25.3% in the first quarter of this year to $34.8 million from $27.7 million in fiscal 1999. This growth was the result of the further success of products introduced last year, Baby Bottle Pop and Flip Pop, the rollout of Bazooka Pop (the Company's new gum-filled lollipop) and continued strength in the U.S. of Ring Pop and Push Pop. Confectionery sales in Brazil were less for this year than last year's as a result of the currency devaluation.

Net sales of entertainment products, which consist of entertainment cards, magazines and sticker/album products, increased to $11.4 million in the first quarter of fiscal 2000 from $2.4 million in fiscal 1999. This was primarily the result of Topps release in the U.S. and Canada of trading cards and magazines featuring the new Star Wars film "Episode I: The Phantom Menace." WCW wrestling cards also contributed to higher sales this quarter.

Gross profit as a percentage of net sales for the first quarter of fiscal 2000 increased to 44.4% as compared with 40.7% for the same period last year. This margin improvement was the result of several factors, including lower material costs, a change in product mix and increased sales.

Selling, general and administrative ("SG&A") expenses decreased as a percentage of net sales to 26.0% in the first quarter of fiscal 2000 from 33.6% a year ago as a result of higher sales. SG&A dollar spending increased to $22.1 million from $17.9 million due to higher advertising and marketing expenditures and the effect of an earlier accrual in connection with the Company's annual incentive bonus plan.

Income from  operations  in last year's first quarter  (fiscal 1999)  included a
$1.0  million  gain  on  the  sale  of  equipment  from  the  Company's   former
manufacturing plants in Pennsylvania and Ireland.

Net interest income (expense) increased to $129,000 in fiscal 2000 from $(365,000) in fiscal 1999 due to a reduction in the Company's outstanding loan balance and an increase in cash on hand.

The effective tax rate for the first quarter of fiscal 2000 was 41.0% versus an effective rate of 43.0% for the same period a year ago.

Net income for the first quarter of fiscal 2000 was $9.3 million, or $0.20 per share, as compared with $2.7 million, or $0.06 per share, for the same period last year.


Liquidity and Capital Resources

In July 1995, the Company entered into a $65 million credit agreement with a syndicate of eight banks in order to finance the acquisition of Topps Europe, Ltd., formerly known as Merlin Publishing, Ltd. ("Topps Europe") and to provide for working capital and letter of credit needs. In May 1998, the Company refinanced this facility with Chase Manhattan Bank. The new credit agreement included a term loan in the aggregate amount of $25.0 million (which was used to repay the prior loan) and a $9.5 million facility to cover letter of credit and revolver needs. The letter of credit and revolver facility was increased to $12.5 million in February 1999. Both the term loan and the letter of credit and revolver facility expire on July 6, 2000. This credit agreement is secured by a pledge of the Company's domestic trademarks and 65% of the stock of Topps Europe. Interest rates are variable and a function of short-term indices. The credit agreement contains restrictions and prohibitions of a nature generally found in loan agreements of this type and requires the Company, among other things, to comply with certain financial covenants, limits the Company's ability to repurchase its shares, sell or acquire assets or borrow additional money and prohibits the payment of dividends.

As of May 29,1999, the Company had $50.4 million in cash, and $13.3 million in debt under the term loan.

During the first quarter of fiscal 2000, the Company's net increase in cash and cash equivalents was $8.7 million versus $4.6 million in fiscal 1999. Cash provided by operations in the first quarter of this year was $11.7 million versus $11.3 million last year, as higher net income and an increase in payables and other current liabilities this year were virtually offset by the absence of an income tax refund and an increase in receivables. Cash provided by (used by) investing activities this quarter reflects $546,000 in capital expenditures compared with $54,000 in capital expenditures and $1.0 million in proceeds from equipment sales in last year's first quarter. Cash used by financing activities reflects term loan payments of $2.5 million this quarter versus term loan and revolver payments of $7.7 million in last year's first quarter.

Management believes that, in light of the Company's borrowing capacity, cash on hand as of May 29, 1999 and expected cash flow from operations, the Company has adequate means to meet its working capital, capital expenditure, interest and principal repayment requirements for the foreseeable future.


Year 2000

The Year 2000 issue is the result of computer programs using only two digits to identify a year in the date field. If not corrected, many systems could fail or create erroneous results on January 1, 2000 by reading the date as January 1, 1900. Failure to fix this problem could result in systems failures or miscalculations leading to disruption in the Company's operations.

The Company began work on Year 2000 issues in 1996. As of the end of fiscal 1999, all of the Company's mainframe programs had been reviewed for compliance. Where necessary, programs are being fixed, tested and put into production. The Company is also in the process of addressing the needs of all other systems such as personal computers, customer and vendor systems, telephone systems and other electronic hardware.

Year 2000 compliance costs have not significantly affected and are not expected to significantly affect the financial condition or results of operations of the Company.

The Company expects that its essential systems and business functions will be Year 2000 compliant in all material respects in a timely manner. Given that the Company's fiscal Year 2000 began on February 28, 1999, many essential operating systems have already proven to be Year 2000 compliant. The remaining systems are in the process of being reviewed and tested. In a worst case scenario, the Company believes that its essential processes could be handled manually.

The Company has contacted key vendors, customers and other third parties regarding their Year 2000 readiness. Although no issues have been identified to date, the Company will continue to monitor these relationships and will develop contingency plans for dealing with risks, if necessary.


Cautionary Statements

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby filing cautionary statements identifying important factors that could cause actual results to differ materially from those projected in any forward-looking statements of the Company made by or on behalf of the Company, whether oral or written. Among the factors that could cause the Company's actual results to differ materially from those indicated in any such forward statements are: (i) the failure of certain of the Company's principal products, particularly sports cards, entertainment cards, lollipops and sticker and album collections, to achieve expected sales levels; (ii) weakness in sales of basketball products due to the NBA lockout; (iii) quarterly fluctuations in results; (iv) the Company's loss of important licensing arrangements; (v) the Company's loss of important supply arrangements with third parties; (vi) the loss of any of the Company's key customers or distributors; (vii) further prolonged and material contractions in the trading card industry as a whole; (viii) further declines in the sale of U.K. Premier League sticker/album collections; (ix) excessive returns of the Company's products; (x) an adverse outcome in the Rodriquez Action; (xi) civil unrest, currency devaluaiton or political upheaval in certain foreign countries in which the Company conducts business; xii) significant disruption of the Company's operations due to Year 2000 failures; as well as other risks detailed from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

                             THE TOPPS COMPANY, INC.

                                     PART II

                                OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


The Annual Meeting of Stockholders of the Company took place on June 29, 1999 for the following purposes:

         1.  To elect two directors;
         2.  To ratify the appointment of auditors.



The results of the matters voted on are as follows:


                                      For         Against       Abstentions
1.  Election of Directors
       Stephen D. Greenberg        40,496,880     108,300            0
       Stanley Tulchin             40,477,544     127,636            0

2.  Ratification of appointment
    of auditors                    40,524,553      40,784          39,843

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits as required by Item 601 of Regulation S-K

      None

                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE TOPPS COMPANY, INC.
                                        ______________________
                                              REGISTRANT



                                        /s/   Catherine Jessup
                                        ______________________________

                                        Vice President-Chief Financial
                                                   Officer












July 13, 1999