Form 10-Q
period 1999-08-28
TOPPS CO INC
filed 1999-10-12
CIK 812076

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark  One)
[X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE
SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended August 28, 1999.


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________________  to  __________________


Commission File Number:  0-15817


                             THE TOPPS COMPANY, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                   11-2849283
      (State or other jurisdiction                     (I.R.S. Employer
      incorporation or organization)                   Identification No.)

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


The number of outstanding shares of Common Stock as of October 7, 1999 was 46,565,092.

                            THE TOPPS COMPANY, INC.




--------------------------------------------------------------------------------
                         PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------


ITEM 1.  FINANCIAL STATEMENTS


               Index                                             Page

Condensed Consolidated Balance Sheets as of
August 28, 1999 and February 27, 1999                            3

Condensed Consolidated Statements of Operations
for the thirteen and twenty-six weeks ended
August 28, 1999 and August 29, 1998                              4

Condensed Consolidated Statements of Comprehensive
Income for the thirteen and twenty-six weeks ended
August 28, 1999 and August 29, 1998                              5

Condensed Consolidated Statements of Cash Flows
for the twenty-six weeks ended August 28, 1999
and August 29, 1998                                              6

Notes to Condensed Consolidated Financial Statements             7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS           12





--------------------------------------------------------------------------------
                           PART II - OTHER INFORMATION
--------------------------------------------------------------------------------


ITEM 7.  EXHIBITS AND REPORTS ON FORM 8-K                        16



The condensed consolidated financial statements for the thirteen and twenty-six weeks ended August 28, 1999 included herein have been reviewed by Deloitte & Touche LLP, independent public accountants, in accordance with established professional standards for such a review. The report of Deloitte & Touche LLP is included on page 11.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   (Unaudited)
                                                    August            February
                                                    28, 1999          27, 1999
                                                    --------          --------
                                                      (amounts in thousands
                                                        except share data)

ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents ......................  $  57,090         $ 41,728
  Accounts receivable - net ......................     42,688           29,118
  Inventories ....................................     16,536           16,221
  Income tax receivable ..........................        212              269
  Deferred tax assets ............................      3,369            1,342
  Prepaid expenses and other current assets ......      3,860            4,860
                                                    ---------         --------
      TOTAL CURRENT ASSETS .......................    123,755           93,538
                                                    ---------         --------

PROPERTY, PLANT, & EQUIPMENT .....................     14,340           13,045
  Less:  accumulated depreciation and amortization      6,357            5,616
                                                    ---------         --------
      NET PROPERTY, PLANT & EQUIPMENT ............      7,983            7,429
                                                    ---------         --------

INTANGIBLE ASSETS, net of accumulated
  amortization of $42,002 and $40,693 ............     58,898           60,207
OTHER ASSETS .....................................      2,898            2,908
                                                    ---------         --------
      TOTAL ASSETS ...............................  $ 193,534         $164,082
                                                    =========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts payable ...............................  $  12,820         $ 15,022
  Accrued expenses and other liabilities .........     52,318           38,051
  Current portion of long-term debt ..............     10,367           10,625
  Income taxes payable ...........................      7,889            4,921
                                                    ---------         --------
      TOTAL CURRENT LIABILITIES ..................     83,394           68,619

LONG-TERM DEBT, less current portion .............       --              5,158
DEFERRED INCOME TAXES ............................      4,495            5,143
OTHER LIABILITIES ................................      8,486            7,938
                                                    ---------         --------
      TOTAL LIABILITIES ..........................     96,375           86,858
                                                    ---------         --------

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share
    authorized 10,000,000 shares, none issued
  Common stock, par value $.01 per share,
    authorized 100,000,000 shares;
    issued 47,668,259 shares, less 1,102,500
    shares in Treasury stock .....................        477              475
  Additional paid-in capital .....................     17,390           16,841
  Treasury stock, 1,102,500 shares ...............     (8,881)          (8,881)
  Retained earnings ..............................     88,923           69,775
  Cumulative foreign currency adjustment .........       (750)           (986)
                                                    ---------         --------
    TOTAL STOCKHOLDERS'EQUITY ....................     97,159           77,224
                                                    ---------         --------
    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY .....................................  $ 193,534         $164,082
                                                    =========         ========

See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                     (Unaudited)

                                                   Thirteen weeks ended          Twenty-six weeks ended
                                                   August         August         August         August
                                                  28, 1999       29, 1998       28, 1999       29, 1998
                                                  --------       --------       --------       --------
                                                        (Amounts in thousands, except share data)




Net sales ..................................      $  80,391   $  57,868         $ 165,332   $ 111,195

Cost of sales ..............................         43,105      32,563            90,299      64,211
                                                  ---------   ---------         ---------   ---------

      Gross profit on sales ................         37,286      25,305            75,033      46,984

Other income (expense) .....................            557        (197)              465          72
                                                  ---------   ---------          --------   ---------

                                                     37,843      25,108            75,498      47,056

Selling, general and administrative expenses         21,318      19,276            43,395      37,170

Gain on disposition of assets ..............           --         2,836              --         3,876
                                                  ---------   ---------         ---------   ---------

     Income from operations ................         16,525       8,668            32,103      13,762

Interest income (expense), net .............            223        (226)              352        (591)
                                                  ---------   ---------         ---------   ---------

Income before provision for income taxes ...         16,748       8,442            32,455      13,171

Provision for income taxes .................          6,867       3,629            13,307       5,662
                                                  ---------   ---------         ---------   ---------

                  Net income ...............      $   9,881   $   4,813         $  19,148   $   7,509
                                                   =========   =========        =========   =========


Net income per share - basic ................     $    0.21   $    0.10         $    0.41   $    0.16
                     - diluted ..............          0.21        0.10              0.40        0.16


Weighted average shares outstanding - basic        46,495,362    46,400,010     46,461,568    46,400,010
                                    - diluted      47,541,323    46,723,151     47,295,484    46,727,217




See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME


                                                                     (Unaudited)

                                                Thirteen weeks ended       Twenty-six weeks ended
                                                August       August        August         August
                                               28, 1999     29, 1998       28, 1999       29, 1998
                                               --------     --------       --------       --------
                                                            (amounts in thousands)

Net income ..................................  $  9,881     $  4,813       $ 19,148       $  7,509

Currency translation adjustment .............      (170)        (230)           236            352
                                                 ------       ------         ------         ------

Comprehensive income ........................  $  9,711     $  4,583       $ 19,384       $  7,861
                                                 ======       ======         ======         ======






















See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       (Unaudited)
                                                                 Twenty-six weeks ended
                                                                 August         August
                                                                 28, 1999       29, 1998
                                                                 --------       --------
Cash flows from operating activities:
    Net income ...............................................  $ 19,148        $  7,509
    Add (subtract) non-cash items included in income:
         Depreciation and amortization .......................     2,225           2,316
         Deferred taxes on income ............................    (2,674)            377
         Gain on sale of property, plant and equipment .......      --            (3,876)

    Net effect of changes in:
         Receivables .........................................   (13,570)         17,285
         Inventories .........................................      (314)          2,481
         Income tax receivable ...............................        57           6,505
         Prepaid expenses and other current assets ...........       997          (2,645)
         Payables and other current liabilities ..............    15,031          (8,987)
         Other ...............................................       667             842
                                                                --------        --------
                 Cash provided by operating activities .......    21,567          21,807
                                                                --------        --------
Cash flows from investing activities:
    Proceeds from disposition of property, plant and equipment      --             5,562
    Additions to property, plant and equipment ...............    (1,338)           (335)
                                                                --------        --------
                Cash provided (used) by investing activities .    (1,338)          5,227
                                                                --------        --------

Cash flows from financing activities:
     Reduction of debt .......................................    (5,417)        (10,167)
     Exercise of employee stock options ......................       550              --
                                                                --------        --------
                 Cash provided (used) by financing activities     (4,867)        (10,167)
                                                                --------        --------

Net increase in cash .........................................    15,362          16,867
Cash at beginning of year ....................................    41,728          22,153
                                                                --------        --------
Cash at end of period ........................................  $ 57,090        $ 39,020
                                                                ========        ========


Interest paid ................................................  $    603        $  1,532
Income taxes paid ............................................  $  4,330        $    214





See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     TWENTY-SIX WEEKS ENDED AUGUST 28, 1999


1.   Basis of Presentation

     The accompanying unaudited condensed interim consolidated financial statements have been prepared by The Topps Company, Inc. and subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, which are, in the opinion of management, considered necessary for a fair presentation. These statements do not include all information required by generally accepted accounting principles to be included in a full set of financial statements. Operating results for the thirteen weeks and twenty-six weeks ended August 28, 1999 and August 29, 1998 are not necessarily indicative of the results that may be expected for the year ending February 26, 2000. For further information refer to the consolidated financial statements and notes thereto in the Company's annual report for the year ended February 27, 1999.

 2. Quarterly Comparison

     Management believes that quarter-to-quarter comparisons of sales and operating results are affected by a number of factors, including the timing of product introductions and variations in shipping and production scheduling requirements. Thus, annual sales and earnings amounts are unlikely to consist of equal quarterly portions.

3.   Inventories

                                           (Unaudited)
                                           August           February
                                           28, 1999         27, 1999
                                           --------         --------
                                             (amounts in thousands)

Raw materials                              $  2,238         $  2,097
Work in process                                 348            1,020
Finished products                            13,950           13,104
                                            -------          -------
Total                                      $ 16,536         $ 16,221
                                            =======          =======



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

     The Confectionery segment consists of a variety of lollipop products including Ring Pop, Push Pop, Baby Bottle Pop and Flip Pop, the Bazooka bubble gum line and other children's confectionery products.

     The Entertainment Products segment consists of trading cards, sticker/album products and magazines utilizing licenses that feature elements from popular films, television shows and other entertainment properties.

     The Company's management evaluates the performance of each segment based upon its contributed margin, which is net sales ( defined as gross sales net of provisions for returns and discounts & allowances)less cost of goods, product development costs, advertising and promotional costs and obsolescence, but before unallocated general and administrative expenses and manufacturing overhead, depreciation and amortization, other income (expense), gains on disposition of assets and interest income (expense).

     The Company does not allocate assets among its business segments and therefore does not include a breakdown of assets or depreciation and amortization by segment.

                                               Thirteen weeks ended        Twenty-six weeks ended
                                             August         August         August         August
                                             28, 1999       29, 1998       28, 1999       29, 1998
                                             --------       --------       --------       --------
                                                           (In thousand of dollars)


Net Sales

Collectible Sports Products ...............  $  29,721      $ 27,554       $  70,029      $  51,465
Confectionery .............................     36,488        28,492          70,375         55,491
Entertainment Products ....................     14,182         1,822          24,928          4,239
                                             ---------      --------       ---------      ---------
Total .....................................  $  80,391      $ 57,868       $ 165,332      $ 111,195
                                             =========      ========       =========      =========

Contributed Margin

Collectible Sports Products ...............  $  11,534      $ 10,685       $  27,712       $  19,793
Confectionery .............................     12,008         7,940          20,617          15,728
Entertainment Products ....................      7,168           535          12,197             889
                                             ---------      --------       ---------       ---------
Total .....................................  $  30,710      $ 19,160       $  60,526       $  36,410
                                             =========      ========       =========       =========


Reconciliation of contributed margin to
  income before provision for income taxes:

Total contributed margin ..................  $  30,710      $ 19,160       $  60,526       $  36,410
Unallocated general and administrative
  expenses and manufacturing overhead .....    (13,633)      (11,977)        (26,663)        (24,280)
Depreciation & amortization ...............     (1,109)       (1,154)         (2,225)         (2,316)
Other income (expense) ....................        557          (197)            465              72
Gain on disposition of assets .............       --           2,836              --           3,876
                                             ---------      --------       ---------       ---------
Income from operations ....................     16,525         8,668          32,103          13,762
Interest income (expense), net ............        223          (226)            352            (591)
                                             ---------      --------       ---------       ---------
Income before provision for income taxes ..  $  16,748      $  8,442       $  32,455       $  13,171
                                             =========      ========       =========       =========

                                        8

Beginning with the periods shown above, the Company has refined its methodology for segment reporting. These refinements have resulted in changes in the allocations of net sales among the segments and the transfer of certain labor costs from unallocated general and administraive expenses and manufacturing overhead to within confectionery contributed margin. These refinements do not result in any change in previously-reported figures for net sales or net income.


                                           Thirteen Weeks Ended         Full Year Ended
                                           May          May          February     February
                                           29, 1999     30, 1998     27, 1999     28, 1998
                                           --------     --------     --------     --------
                                                       (In thousands of dollars)
Net Sales

Collectible Sports Products ............   $  40,308    $  23,911    $ 124,855    $ 141,324
Confectionery ..........................      33,887       26,999       95,238       84,514
Entertainment Products .................      10,746        2,417        9,321       15,412
                                           ---------    ---------    ---------    ---------
Total ..................................   $  84,941    $  53,327    $ 229,414    $ 241,250
                                           =========    =========    =========    =========

Contributed Margin

Collectible Sports Products ............   $  16,178    $   9,108    $  48,414    $  40,326
Confectionery ..........................       8,609        7,788       24,736       16,496
Entertainment Products .................       5,029          354        1,594       (1,668)
                                           ---------    ---------    ---------    ---------
Total ..................................   $  29,816    $  17,250    $  74,744    $  55,154
                                           =========    =========    =========    =========

Reconciliation of contributed margin
  to income before provision
  for income taxes:

Total contributed margin ...............   $  29,816    $  17,250    $  74,744    $  55,154
Unallocated general and
   administrative expenses and
   manufacturing overhead ..............     (13,030)     (12,303)     (47,370)     (49,508)
Depreciation & amortization ............      (1,116)      (1,162)      (4,871)      (4,374)
Other income (expense) .................         (92)         269          676          390
Gain on disposition of assets ..........        --          1,040        3,479       (3,682)
                                           ---------    ---------    ---------    ---------
Income from operations .................      15,578        5,094       26,658       (2,020)
Interest income (expense), net .........         129         (365)        (454)      (1,585)
                                           ---------    ---------    ---------    ---------
Income before provision for income taxes   $  15,707    $   4,729    $  26,204    $  (3,605)
                                           =========    =========    =========    =========

In addition, business segment information for the third and fourth quarters of Fiscal 1999 which has not been previously reported, is shown below.

                                           Thirteen Weeks Ended
                                           February    November
                                           27, 1999    28, 1998
                                           --------    --------
                                        (In thousands of dollars)

Net Sales

Collectible Sports Products ............   $ 34,340    $ 39,050
Confectionery ..........................     15,825      23,922
Entertainment Products .................        407       4,675
                                           --------    --------
Total ..................................   $ 50,572    $ 67,647
                                           ========    ========

Contributed Margin

Collectible Sports Products ............   $ 14,812    $ 13,809
Confectionery ..........................      3,279       5,729
Entertainment Products .................       (265)        970
                                           --------    --------
Total ..................................   $ 17,826    $ 20,508
                                           ========    ========

Reconciliation of contributed margin
  to income before provision
  for income taxes:

Total contributed margin ...............   $ 17,826    $ 20,508
Unallocated general and administrative
  expenses and manufacturing overhead ..    (11,073)    (12,017)
Depreciation & amortization ............     (1,399)     (1,156)
Other income (expense) .................        742        (138)
Gain on disposition of assets ..........       (397)       --
                                           --------    --------
Income from operations .................      5,699       7,197
Interest income (expense), net .........         77          60
                                           --------    --------
Income before provision for income taxes   $  5,776    $  7,257
                                           ========    ========

INDEPENDENT ACCOUNTANTS' REPORT
-------------------------------



Board of Directors and Stockholders
The Topps Company, Inc.


We have made a review of the accompanying condensed consolidated balance sheet of The Topps Company, Inc. and subsidiaries (the "Company") as of August 28,
1999, and the related condensed consolidated statements of operations and cash flows for the thirteen week and twenty-six week periods ended August 28, 1999 and August 29, 1998, in accordance with the standards established by the American Institute of Certified Public Accountants.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of February 27, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated April 2, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 27, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



DELOITTE & TOUCHE LLP



September 22, 1999
New York, New York

ITEM 2. Management's  Discussion and Analysis of Financial Condition and Results
        ------------------------------------------------------------------------
          of Operations
          -------------


Second Quarter of Fiscal 2000 (thirteen weeks ended August 28, 1999) compared to
--------------------------------------------------------------------------------
Second   Quarter  of  Fiscal  1999   (thirteen   weeks  ended  August  29, 1998)
--------------------------------------------------------------------------------

Net sales for the second quarter of fiscal 2000 increased 38.9% to $80.4 million from $57.9 million for the same period last year. This was the result of increases in each of the Company's three key business segments.


Net sales of collectible sports products, which consist of both sports cards and sports sticker/album products, increased 7.9% to $29.7 million in the second quarter of fiscal 2000 from $27.6 million in the comparable quarter last year. This increase was largely the result of the timing of certain sports card releases versus the prior year. Excluding the impact of timing, sales of sports card products were virtually flat as increased sales of football and basketball products were offset by lower sales of U.S. baseball and European soccer products.

Net sales of confectionery products increased 28.1% in the second quarter of this year to $36.5 million from $28.5 million in fiscal 1999. This growth was the result of the continuing success of Baby Bottle Pop as well as increased sales in the U.S. of Ring Pop and Push Pop.

Net sales of  entertainment  products,  which  consist of  entertainment  cards, magazines and sticker/album products, increased to $14.2 million in the second quarter of fiscal 2000 from $1.8 million in fiscal 1999. This was primarily the result of the domestic introduction of Pokemon trading cards and the international roll out of Star Wars sticker/album collections. Distribution of Pokemon cards began during the last week of the period and accounted for approximately $7 million in net sales and $0.05 of earnings per share in the second quarter.

Gross profit as a percentage of net sales for the second quarter of fiscal 2000 increased to 46.4% as compared with 43.7% for the same period last year. This margin improvement was the result of an increase in the percentage of entertainment product sales, as well as the overall increase in revenues, which resulted in the further leverage of fixed costs.

Other income (expense) (previously referred to as Royalties and other income and expense), increased to $557,000 in the second quarter this year from an expense of $197,000 last year. This was primarily the result of the recovery of VAT (Value Added Tax) taxes in Mexico and France and the absence of foreign exchange translation losses in Mexico.

Selling, general and administrative ("SG&A") expenses decreased as a percentage of net sales to 26.5% in the second quarter of fiscal 2000 from 33.3% a year ago as a result of the increase in sales. SG&A dollar spending increased to $21.3 million from $19.3 million due to higher advertising and marketing expenditures, higher broker commissions as a result of the increase in confectionery sales and the effect of an earlier accrual in connection with the Company's annual incentive bonus plan.

Income from operations in the second quarter of fiscal 1999 included a $2.8 million gain on the sales of the Company's manufacturing plant in Cork, Ireland and equipment from both the Cork, Ireland and Duryea, Pennsylvania facilities.

Interest income (expense), net increased to $223,000 in fiscal 2000 from $(226,000) in fiscal 1999 due to a reduction in the Company's outstanding loan balance and an increase in cash on hand.

The effective tax rate for the second quarter of fiscal 2000 was 41.0% versus an effective rate of 43.0% for the same period a year ago.

Net income for the second quarter of fiscal 2000 was $9.9 million, or $0.21 per diluted share, as compared with $4.8 million, or $0.10 per diluted share, for the same period last year.


First Half of Fiscal 2000  (twenty-six  weeks ended August 28,1999)  compared to
--------------------------------------------------------------------------------
the  First  Half of  Fiscal  1999  (twenty-six  weeks  ended  August  29,  1998)
--------------------------------------------------------------------------------

Net sales for the first half of fiscal 2000 increased 48.7% to $165.3 million from $111.2 million for the same period last year. This was the result of increases in each of the Company's three key segments.

Net sales of collectible sports products increased 36.1% to $70.0 million in the first half of fiscal 2000 from $51.5 million in the comparable period last year. This increase was the result of several factors including the shipment of basketball card products which normally would have occurred in the fourth quarter of fiscal 1999, but were delayed into fiscal 2000 due to the NBA lockout. Higher baseball card sales (in part the result of the timing of shipments), the Company's return to the NHL hockey market and increased sales of football products also contributed to the increase. Sales of international soccer sticker/album products were less this year than last.

Net sales of confectionery products increased 26.8% in the first half of this year to $70.4 million from $55.5 million in fiscal 1999. This growth was the result of the continuing success of Baby Bottle Pop which was introduced last year, increased sales in the U.S. of Ring Pop and Push Pop and the roll out of Bazooka Pop (the Company's new gum-filled lollipop). Confectionery sales in Brazil were less this year than last as a result of the currency devaluation.

Net sales of entertainment products increased to $24.9 million in the first half of fiscal 2000 from $4.2 million last year. This increase was primarily the result of the sales of Star Wars products in the U.S. and abroad, as well as the initial shipment of Pokemon cards at the end of the second quarter. WCW wrestling cards also contributed to year-over-year growth.

Gross profit as a percentage of net sales for the first half of fiscal 2000 increased to 45.4% as compared with 42.3% for the same period last year. The margin improvement was the result of the favorable product mix as well as the increase in sales overall which resulted in the further leverage of fixed costs.

Other income (expense) (previously referred to as Royalties and other income and expense), increased to $465,000 in the first half of this year from $72,000 last year. This increase was primarily the result of the recovery of VAT taxes in Mexico and France and the absence of foreign exchange translation losses in Mexico.

Selling, general & administrative ("SG&A") expenses decreased as a percentage of net sales to 26.2% in the first half of fiscal 2000 from 33.4% a year ago as a result of higher sales. SG&A dollar spending increased to $43.4 million from $37.2 million due to increases in advertising and marketing costs, higher broker commissions as a result of the increase in confectionery sales and the timing of an accrual for the incentive bonus program.

Income from operations in the first half of fiscal 1999 included a $3.9 million gain on the sales of the Company's manufacturing plant in Cork, Ireland and equipment from both the Cork, Ireland and Duryea, Pennsylvania facilities.

Interest income (expense), net increased to $352,000 in the first half of fiscal 2000 from $(591,000) last year due to a reduction in the Company's outstanding loan balance and an increase in cash on hand.

The effective tax rate for the first six months of fiscal 2000 was 41.0% versus 43.0% for the comparable period last year.

Net income for the first half of fiscal 2000 was $19.1 million, or $0.40 per diluted share, compared with $7.5 million, or $0.16 per diluted share, for the same period last year.


Liquidity and Capital  Resources
--------------------------------

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

As of August 28, 1999, the Company had $57.1 million in cash, and $10.4 million in debt under the term loan.

During the first six months of fiscal 2000, the Company's net increase in cash and cash equivalents was $15.4 million versus $16.9 million in fiscal 1999. Cash provided by operating activities in the first six months of this year was $21.6 million versus $21.8 million last year, as higher net income and an increase in payables and other current liabilities were offset by an increase in receivables, the absence of an income tax refund this year and a slight increase in inventories versus a decrease in inventories last year. Cash provided by (used by) investing activities this year reflects $1.3 million in capital expenditures compared with $5.6 million in proceeds from the disposition of a manufacturing facility and related equipment and $ 0.3 million in capital expenditures last year. Cash used by financing activities reflects term loan payments of $5.4 million this year versus term loan and revolver payments of $10.2 million in the first half last year.

Management believes that, in light of the Company's borrowing capacity, cash on hand as of August 28, 1999 and expected cash flow from operations, the Company has adequate means to meet its working capital, capital expenditure, interest and principal repayment requirements for the foreseeable future.


Year 2000
---------

The Year 2000 issue is the result of computer programs using only two digits to identify a year in the date field. If not corrected, many systems could fail or create erroneous results on January 1, 2000 by reading the date as January 1, 1900. Failure to fix this problem could result in systems failures or miscalculations leading to disruption in the Company's operations.

The Company began work on Year 2000 issues in 1996. As of August 28, 1999, all of the Company's mainframe programs have been reviewed for compliance. Where necessary, programs have been fixed, tested and put into production. The Company has also addressed the needs of its other systems such as personal computers, customer and vendor systems, telephone systems and other electronic hardware.

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


Cautionary Statements
---------------------

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby filing cautionary statements identifying important factors that could cause actual results to differ materially from those projected in any forward-looking statements of the Company made by or on behalf of the Company, whether oral or written. Among the factors that could cause the Company's actual results to differ materially from those indicated in any such forward statements are: (i) the failure of certain of the Company's principal products, particularly sports cards, entertainment cards, lollipops and sticker/album collections, to achieve expected sales levels; (ii) weakness in sales of basketball products due to last year's NBA lockout; (iii) quarterly fluctuations in results; (iv) the Company's loss of important licensing arrangements; (v) a decrease in the popularity of Pokemon licensed products without a corresponding increase in the popularity of a replacement product; (vi) the Company's loss of important supply arrangements with third parties; (vii) the loss of any of the Company's key customers or distributors; (viii) further prolonged and material contraction in the trading card industry as a whole; (ix) further declines in the sale of U.K. Premier League sticker/album collections; (x) excessive returns of the Company's products; (xi) an adverse outcome in the Rodriguez Action; (xii) civil unrest, currency devaluation or political upheaval in certain foreign countries in which the Company conducts business; (xiii) significant disruption to the Company's operations due to Year 2000 failures; as well as other risks detailed from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

                             THE TOPPS COMPANY, INC.

                                     PART II

                                OTHER INFORMATION







ITEM 7.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits as required by Item 601 of Regulation S-K


10.37  Pokemon Merchandise License Agreement - U.S.

10.38  Pokemon Merchandise License Agreement - U.K.

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


                                             THE TOPPS COMPANY, INC.
                                             -----------------------
                                                  REGISTRANT



                                           /s/   Catherine Jessup
                                             -----------------------
                                        Vice President-Chief Financial
                                                       Officer








October 12, 1999

                                     Pokemon
                          Merchandise License Agreement

     THIS MERCHANDISE LICENSE AGREEMENT by and between Nintendo of America Inc., 4820 150th Avenue NE, Redmond, WA 98052 (hereinafter referred to as "Licensor") and The Topps Company, Inc., One Whitehall Street, New York, NY 10004-2109 (hereinafter referred to as "Licensee") is made as of the latest date signed by the parties.

                   THIS WILL CONFIRM OUR AGREEMENT AS FOLLOWS:

     1. GRANT OF LICENSE: Subject to the terms and conditions of this Agreement, Licensor grants to Licensee for the Term (defined herein), the license to use the trademarks, copyrights, characters, designs, and likenesses described in Schedule A (collectively called the "Property"), to be used solely in connection with the manufacture, distribution, promotion, advertisement and sale of the article(s) described in Schedule B (herein called the "Licensed Products"). This license does not constitute and may not be used so as to imply the endorsement of the Licensed Products by Licensor. The license granted herein is non-exclusive; nothing herein shall be construed so as to prevent Licensor from granting any other licenses for the Property or from using the Property in any matter whatsoever.

     2. TERRITORY: Licensee shall be entitled to use the license granted hereunder only in the territory described in Schedule C (called the "Territory"). If the Territory includes one or more countries in the European Community, the Licensee agrees as follows (i) that it will not seek customers outside the Terriroty for the Licensed Products; (ii) that it will not establish outside the Territory any branch for the sale of the Licensed Products; and
(iii) that it will not maintain outside the Territory any distribution depot for the Licensed Products; nothing in this sentence shall be deemed to prevent the Licensee from fulfilling orders for the Licensed Products received from unsolicited customers located in countries of the European Community outside the Territory.

     3. LICENSE PERIOD: The License granted hereunder shall be effective and terminate as of the dates specified in Schedule D (the "Term"), unless sooner terminated or renewed in accordance with the terms and conditions hereof.

     4. PAYMENT:

(a) Rate. Licensee shall pay to Licensor as its royalty a sum equal to the percentages set forth in Schedule E of all Net Sales (defined below) of the Licensed Products by Licensee or any of its affiliated, associated or subsidiary companies. The term "Net Sales" shall mean the gross amount of sales of Licensed Products at the invoiced selling price, net normal and reasonable cash and quantity discounts and returns for credit, not to exceed in the aggregate ten percent (10%) of gross sales and returns for credit. No deduction shall be made for uncollectible accounts or for costs incurred in manufacturing, selling, distributing, advertising (including cooperative allowances). Licensee may establish a reserve against anticipated return not to exceed twenty percent (20%) of cumulative gross sales; provided, however, Licensee shall reconcile such reserve within six months after any such reserve is taken.

     (b) Minimum Royalties. Licensee shall pay to Licensor a minimum royalty consisting of an advance payment to be applied against a minimum guarantee for the Term, and in any renewal term ("Renewal Term") hereunder, in the amounts and at the time specified in Schedule F. No part of any such minimum royalty shall in any event be repayable to Licensee. Royalty payments which exceed the Term's minimum royalty or any Renewal Term's minimum royalty shall not be credited toward the next succeeding term's minimum royalty.

     (c) Periodic Statements. Within thirty (30) days after the end of the calendar quarter in which the initial shipment of Licensed Products is made, and thereafter within thirty (30) days after the end of each calendar quarter, Licensee shall furnish to Licensor (in a form to be supplied by Licensor, or in the absence thereof, in a form acceptable to Licensor) complete and accurate statements certified to be accurate by Licensee showing the number, description, gross sales price, itemized deductions from gross sale price, and net sales price of each Licensed Product sold by Licensee or any of its affiliated, associated or subsidiary companies, and any returns made during the period, together with a computation of the royalties due. Licensee shall provide such statements to Licensor whether or not any of the Licensed Products have been sold during said period. All information shall be shown separately for each country within the Territory. Licensee agrees that royalty reports will indicate clearly (by name or character or similar description) the Licensed Products sold and will be given in sufficient detail to enable Licensor to separate royalties by Licensed Products. It is understood that timely rendering of all statements required hereunder is essential under the terms of this Agreement.

     (d) Royalty Payments. Licensee shall remit the royalties due in excess of any previously paid advance sum for each calendar quarter within thirty (30) days after the end of each calendar quarter, and payment shall be made with the statement rendered for that quarter. Payment shall be in the currency set forth in Schedule I. The receipt or acceptance by Licensor of any of the statements hereunder, or any royalties paid hereunder, or the cashing of any royalty check paid hereunder, shall not preclude Licensor from questioning the correctness thereof at any time. In the event that any inconsistencies or mistakes are discovered in such statements or payments, they shall immediately be rectified and the appropriate payment made by Licensee.

     (e) Records and Audits. At its principal place of business, Licensee shall keep and maintain accurate records of the transactions underlying the statements to be furnished hereunder. Licensee shall allow representatives of Licensor during office hours, upon reasonable notice and at reasonable intervals (not to exceed two times per calendar year), to audit and make copies of such records for the purpose of ascertaining the correctness of such statements. If any such audit shall disclose any deficiency of five percent (5%) or more, Licensee shall pay, in addition to such deficiency, the actual and reasonable cost of such audit. Upon demand of Licensor, not to exceed two times per calendar year, Licensee shall at its own expense furnish to Licensor a detailed statement signed and verified by Licensee's chief financial officer showing the number, description, gross sales price, itemized deductions from gross sales price and net sales price of the Licensed Products covered by this Agreement distributed and/or sold by Licensee (and any of its affiliated, associated, or subsidiary companies) up to the date of Licensor's demand. All books of account and records shall be kept available for at least three (3) years after the termination or expiration of this Agreement.

     (f)  Payments.  Until  otherwise  instructed  in writing by  Licensor,  all
payments  or  royalties   hereunder   including  advance  payments  and  minimum
guarantees, shall be made payable to "Agent", as defined in Schedule J.

5. LICENSED PRODUCTS, QUALITY AND APPROVALS:

(a) General Quality. Licensee agrees that the Licensed Products shall: (i) be of high standard and of such style, appearance and quality so as to protect and enhance the Property and the goodwill pertaining thereto; (ii) meet Licensor's quality standards and specifications, and (iii) be manufactured, sold, distributed, advertised, and promoted in accordance with all applicable laws.

     (b) Preapproval of Licensed Products & Related Materials. Before distributing, selling, advertising, or promoting any of the Licensed Products, Licensee shall furnish to Licensor, free of cost, for its written approval, the following in the order listed: (i) sketches; (ii) finished artwork and final proofs; (iii) pre-production samples or strike-offs; (iv) the number of post-production samples of each Licensed Product as set forth in Schedule K; and
(v) all other finished cartons, labels, containers, packing and wrapping material, and similar materials upon which the Property appears (collectively the "Related Materials"). The Licensed Products and the Related Materials are subject to the written approval of Licensor.

     (c) Packaging/Components. Licensor shall have the right to approve how the Property is packaged in assortments, and shall have the right to approve which components of the Property shall be included in combination with other components of the Property.

     (d) Additional Samples. In addition to the samples provided to Licensor pursuant to Paragraph 5(b), Licensor may request, from time to time, up to twelve (12) samples per year, individual random samples of each Licensed Product and the Related Materials.

     (e) Notices. Licensee shall cause to appear on or within each Licensed Product and all Related materials the notice set forth in Schedule G, or other notice specified by Licensor.

     (f) Advertising, Promotional and Display Materials. Before finalizing, using or distributing any advertising, promotional, display or other similar materials bearing the Property, Licensee shall furnish same to Licensor for its written approval.

     (g) Approvals. With respect to all approvals by Licensor required under this Paragraph 5, each item submitted by Licensee shall be deemed disapproved if Licensee has not received the written approval of Licensor of the item in question within twenty (20) days after its submission by Licensee to Licensor. Nothing herein, however, shall be deemed to obligate Licensor to respond to any such submission within the twenty (20) day period.


6. ARTWORK AND OWNERSHIP OF PROPERTY:

     (a) Artwork. Licensor shall provide to Licensee, free of charge, one set of digital artwork supplied on CD-ROM (depicting some, but not necessarily all, of the Property) that Licensor generally makes available to its merchandise licensees. All artwork and related material involving the Property, notwithstanding their invention, creation, or use by Licensee, shall be and remain the property of Licensor; and Licensor shall be entitled to use the same and to license the use of same by others without restriction; provided, however, that Licensor may not utilize or license to others the right to utilize the Topps trademark without Topps' written permission.

(b) Ownership of Property. Licensee recognizes all of Licensor's rights and interests in and to the Property, and that all use of the Property licensed hereunder inures to the benefit of Licensor or its grantor(s). No right, title, or interest, except the license interest granted by Paragraph 1 hereof, is transferred by this Agreement. At the termination or expiration of this Agreement, Licensee will be deemed to have assigned, transferred and conveyed to Licensor or its grantor(s) all trademarks, service marks, trade dress, copyrights, equities, goodwill, titles or other rights in and to the Property which may have been obtained by Licensee or which may have vested in Licensee as a result of its activities under this Agreement, and that Licensee will, at Licensor's expense in connection with the preparation thereof, execute any instruments reasonably requested by Licensor to confirm the foregoing. No consideration other than the mutual covenants and consideration of this Agreement shall be necessary for any such assignment, transfer or conveyance. Licensor shall acquire no right, title or interest in or to any trademarks owned by Licensee and used by Licensee in connection with the Property, which rights shall be and remain those of Licensee.

7. DISTRIBUTION:

     (a) Marketing Date. Licensee shall diligently and continuously manufacture, sell, distribute, advertise, and promote the Licensed Products during the Term, and shall make and maintain adequate arrangements for the distribution of the Licensed Products. Licensee shall offer the Licensed Products for sale in substantial quantities by the marketing date specified in Schedule H, with delivery within a reasonable time thereafter, including at least one of the Licensed Products in each of the categories listed in Schedule B. If, at any time thereafter, Licensee for a period of three (3) consecutive months has failed to sell any of the Licensed Products (or any class or category of the Licensed Products) covered hereunder, Licensor, in addition to all other remedies available to it hereunder, may terminate this license with respect to such Licensed Products or class or category thereof which have not been so sold during such period by giving written notice of termination to such effect to Licensee, which shall become effective thirty (30) days thereafter.

     (b) Sale/Distribution. With regard to the sale and distribution of the Licensed Products covered by this Agreement, Licensee agrees as follows:

          (i) Licensee shall sell and distribute the Licensed Products outright and not on an approval or consignment;

          (ii) Licensee shall sell and distribute the Licensed Products to specialty stores, and mass merchants for sale or distribution directly to the public;

          (iii) Except with the prior written consent of Licensor, Licensee shall not directly or indirectly sell or distribute the Licensed Products for Promotional Purposes (defined below).

          Licensor specifically reserves the right unto itself to use, manufacture, sell, and/or directly or indirectly distribute, or license third parties to use, manufacture, sell and/or distribute, products similar to or the same as the Licensed Products, which may use all, some, or none of the Property, for Promotional Purposes. Promotional Purposes shall be defined to include any of the following, regardless of whether the product(s) is given away free or a fee is charged to the end consumer: promotions including on-pack promotions, in-pack promotions, instant win games, tours or exhibitions; and any other premium or promotion; any giveaway; any sweepstakes or contest; any mail order; any movie, video, or show, or record-related promotion, premium, or publicity; or any other similar type of publicity. Licensee specifically acknowledges that Licensor may exercise its rights contained in this paragraph concurrently with the rights exercised to Licensee under this Agreement.

          (iv) Except with the prior written consent of Licensor, Licensee will not use, or knowingly permit the use of, the Licensed Product as a Premium (defined herein). The term "Premium" includes, but is not limited to, free or self-liquidating items offered to the public in conjunction with the sale or promotion of a product or service, including traffic building or continuity visits by the consumer/customer, or any similar scheme or device, the prime intent of which is to use the Licensed Product(s) in such a way as to promote, publicize and/or sell the products, services, or business image of the third party company or manufacturer. "Premium" also includes distribution of the Licensed Products for retail sale through distribution channels offering earned discounts or "bonus" points based upon the extent of usage of the offeror's product or service.

          (v) In the event any sale is made at a special price to any of Licensee's subsidiaries or to any other person, firm or corporation related in any manner to Licensee, or its officers, directors, or major stockholders, there shall be a royalty paid on such sales based upon the price generally charged the trade by Licensee.

     (c) Suggested Retail Price. Licensee agrees to keep Licensor, at Licensor's request, advised of the wholesale and suggested retail prices at which Licensee sells the Licensed Products covered hereunder.

     (d) Sales to Licensor. Licensee agrees to sell to Licensor and/or Licensor's Agent such reasonable quantities of the Licensed Products as Licensor and/or Licensor's Agent shall request at as low a rate and on as good terms as Licensee sells similar quantities of the Licensed Products to the general trade.

8. SHOPRO'S AND LICENSOR'S WARRANTY:

     (a) The parties acknowledge that under the agreement between Licensor and Shogakukan Production Co., Ltd. ("ShoPro") effective April 30, 1998, ShoPro indemnifies and holds harmless Licensee from and against any and all claims, damages, liabilities, costs and expenses, including reasonable attorneys' fees, arising out of a breach by ShoPro of its representation and warranty that Licensee's use of the Property (excluding trademarks), as provided herein, does not infringe upon the intellectual property rights of any third party.

     (b) With respect to the trademarks which are included under the definition of Property in Schedule A, Licensor represents and warrants that, to the best of its knowledge, the trademarks do not infringe upon the intellectual property rights of any third party.

     (c) In addition, Licensor represents and warrants that, to the best of its knowledge, it holds all such rights and interest in the Property as are required to permit Licensor to enter into this Agreement and expressly warrants that Licensor is authorized to enter into this Agreement.

9. PROTECTION OF LICENSOR'S RIGHTS: Licensee agrees to assist Licensor, as Licensor's sole cost and expense, to the extent reasonably necessary to protect Licensor's rights to the Property. Licensor or its grantor(s) may commence or prosecute any claims or suits in their own name or, subject to Licensee's consent, not to be unreasonably withheld, in the name of Licensee or join Licensee as a party thereto. Licensee shall promptly notify Licensor in writing of any infringements or imitations of the Property on Licensed Products similar to those covered by this Agreement which may come to Licensee's attention, and Licensor shall have the sole right to determine whether or not any action shall be taken on account of such infringements or imitations. Licensee shall not institute any suit or take any actions on account of any such infringements or imitations without first obtaining the written consent of the Licensor.

10. INDEMNIFICATION BY LICENSEE: Licensee shall indemnify Licensor and shall defend Licensor against, and hold Licensor harmless from, all claims, liabilities, suits, losses, damages, and expenses (including reasonable attorneys' fees) brought by a third party against Licensor arising out of or relating to:

     (a) any alleged or actual unauthorized use of any intellectual property right (including, but without limitation, any copyright, patent, trademark, or other intellectual property right) by Licensee in connection with the Licensed Products (except for claims that the Property infringes any copyright, patent, or trademark), or

     (b) any alleged or actual defect in the Licensed Products (including, but without limitation, any claim or product liability); or

     (c) any alleged or actual act or omission by Licensee or Licensee's agents or employees (whether wrongful, negligent, or otherwise) in connection with the Licensed Products or this Agreement.

     Licensor shall indemnify Licensee and shall defend Licensee against, and hold Licensee harmless from all claims, liabilities, suits, losses, damages, and expenses (including reasonable attorneys' fees) brought by a third party against Licensee arising out of or relating to a breach by Licensor of any of the representations or warranties provided by Licensor under this Agreement. Notwithstanding this Paragraph 10, in no event shall Licensor's liability to Licensee under this Agreement exceed the money actually received by Licensor (excluding any portion of such money retained by Licensor's Agent) under this Agreement.

     As used in this paragraph, "Licensor" shall also include the grantor(s), officers, directors, agents, and employees of Licensor, its subsidiaries, and affiliates. This indemnity shall survive the termination or expiration of this Agreement.

11. INSURANCE:

     (a) Type of Insurance/Amount. During the Term and any Renewal Term, Licensee shall obtain and maintain, at its own expense, comprehensive general liability insurance (including products' liability insurance), from an insurance company acceptable to Licensor, providing adequate protection for Licensee against any claims, liabilities, suits, losses, damages and expenses arising out of or relating to the circumstances set forth in Paragraph 10, in the amount of U.S. Five Million and no/100 Dollars (U.S. $5,000,000) for products' liability and U.S. One Million and no/100 Dollars for advertising and publishing insurance, or the maximum amount available in the Territory, whichever is lower, per incident or occurrence, with a reasonable deductible. If General Civil Insurance is solely available in the Territory, during the Term and any Renewal Term, Licensee shall obtain and maintain, at its own expense, a General Civil Insurance Policy in accordance with the conditions specified in this subparagraph; provided, however, if such General Civil Insurance does not include products' liability coverage and products' liability coverage thereafter becomes available in the Territory, Licensee shall immediately obtain such products liability coverage through the remainder of the Term and any Renewal Term. Such insurance shall remain in full force during the Term, any Renewal Term, and for a period of three (3) years thereafter.

     (b) Certificate/Additional Insured. Simultaneously with the execution of this Agreement, and thereafter as requested by Licensor, Licensee shall provide Licensor and Agent with a certificate of insurance (the original or a translation of which must be provided in English) evidencing such insurance. Licensor and Agent shall be named as additional insureds on such insurance coverage; provided, however, such requirement may be waived by Licensor if Licensee submits a written opinion of Licensee's attorney or insurance agent that such additional insured coverage is not available as a matter of law or local practice.

12. DEFAULT AND TERMINATION: If a petition in bankruptcy is filed by or against Licensee, or if Licensee becomes insolvent, or makes an assignment for the benefit of its creditors or an arrangement pursuant to any bankruptcy law, or if Licensee discontinues its business or if a receiver is appointed for it or its business, to the fullest extent permitted by law at the time of the occurrence, the license hereby granted shall automatically terminate forthwith without any notice whatsoever being necessary. In the event this license is so terminated, Licensee, its receivers, representatives, trustees, agents, administrators, successors, and/or assigns shall have no right to sell, exploit, or in any way deal with or in any Licensed Products or any Related Materials.

13. BREACH. If Licensee breaches any covenant or fails to perform any of its obligations under the terms of this Agreement, Licensor shall have the right to terminate the license hereby granted upon thirty (30) days' notice in writing, except as otherwise provided herein, and except that with regard to any failure or breach relating to copyright, trademark or service mark notices, monetary payments or royalty statements, the notification period shall be fifteen (15) days, and such termination shall become effective automatically (without any obligation to serve any notice of termination or to accomplish any formality or undertake any court proceeding) unless Licensee shall take reasonable steps to completely remedy the failure or breach within either the fifteen (15) or thirty
(30) day period as appropriate. Termination of the license under the provisions of this paragraph shall be without prejudice to any rights which Licensor may otherwise have against Licensee. Upon termination of this license, all royalties on sales theretofore made shall become immediately due and payable; no advances against royalties shall be repayable; and the balance of any minimum royalty shall be immediately due and payable. Furthermore, in the event that litigation of any nature with respect to the performance by Licensee or Licensor of its obligations hereunder is initiated, then and in such event, the prevailing party's costs and expenses, including reasonable attorneys' fees, shall be reimbursed promptly by the non-prevailing party to the prevailing party.

14. FINAL STATEMENT UPON TERMINATION OR EXPIRATION: Sixty (60) days before the expiration of this license and, in the event of its termination, ten (10) days after receipt of notice of termination or the happening of the event which terminates this Agreement where no such notice is required, a statement showing the number and description of Licensed Products covered by this Agreement on hand or in process shall be furnished by Licensee to Licensor. Licensor shall have the right to take a physical inventory to ascertain or verify such inventory and statement, and refusal by Licensee to submit to such physical inventory by Licensor shall forfeit Licensee's right to dispose of such inventory, Licensor retaining all other legal and equitable rights Licensor may have in the circumstances.

15. DISPOSAL OF STOCK UPON TERMINATION OR EXPIRATION: After termination or expiration of this Agreement, except as otherwise provided herein, Licensee may dispose of Licensed Products covered by this Agreement which are on hand or in process at the time notice of termination is received or upon the expiration date, for the sell-off period set forth in Schedule L on a non-exclusive basis, provided Licensee is not in breach or otherwise in default under this Agreement. All applicable royalties shall be paid on Licensed Products sold during the sell-off period within twenty (20) days following the expiration of the sell-off period. Notwithstanding anything to the contrary herein, Licensee shall not manufacture, sell, or dispose of any Licensed Products covered by this license after its expiration or its termination based on the failure of Licensee to comply with Paragraph 5.

16. EFFECT OF TERMINATION OR EXPIRATION: Upon and after the expiration or termination of this license, all rights granted to Licensee hereunder shall forthwith revert to Licensor, and Licensee will refrain from further use of the Property or any further reference to it, direct or indirect, or anything deemed by Licensor to be similar to the Property in connection with the manufacture, sale, distribution, or promotion of Licensee's products, except as provided in Paragraph 15.

17. LICENSOR'S REMEDIES: Licensee acknowledges that its failure (except as otherwise provided herein) to cease the manufacture, sale, distribution, advertising, or promotion of the Licensed Products covered by this Agreement or any class or category thereof at the termination or expiration of this Agreement or any portion thereof may result in immediate and irreparable damage to Licensor and to the rights of any subsequent licensee. Licensee acknowledges and admits that there is no adequate remedy at law for such failure to cease manufacture, sale, distribution, advertising, or promotion, and Licensee agrees that in the event of such failure, Licensor shall be entitled to equitable relief by way of temporary and permanent injunctions and such other and further relief as any court of competent jurisdiction may deem just and proper.

18. NOTICES: All notices and statements required under this Agreement shall be in writing addressed to the parties at the addresses above, unless notification of a change of address is given in writing. The date of mailing shall be deemed the date the notice or statement is given.

19. RELATIONSHIP BETWEEN THE PARTIES: Neither party shall represent itself as the agent or legal representative of the other party for any purpose whatsoever, and neither party shall have the right to create or assume any obligation of any kind, express or implied, for or on behalf of the other party in any way whatsoever. This Agreement shall not create or be deemed to create any agency, partnership, or joint venture between the parties.

20. NO ASSIGNMENT OR SUBLICENSE: This Agreement shall not be assigned or sublicensed by Licensee, except with the prior written consent of Licensor, which consent shall not be unreasonably withheld, and shall not be assigned by operation of law. Any assignment or sublicense in violation of the preceding sentence shall be null and void. This Agreement may be assigned by Licensor upon written notice to Licensee but without any consent, provided, however, that any such assignment shall not release the Licensor from its obligations to the Licensee under this Agreement. Subject to such restriction and to the restriction against assignment by operation of law provided above, this Agreement shall be binding upon and inure to the benefit of the parties, their successors and assigns. Nothing herein shall be deemed to prevent Licensee from causing the Licensed Products to be manufactured by other parties, subject to the terms and conditions of this Agreement. If any manufacturing of the Licensed Products shall be conducted outside the Territory, Licensee shall advise Licensor in advance of the name, address and manufacturing location and any third party subcontractors shall sign the "Manufacturer's Agreement" set forth in Exhibit A annexed hereto.

21. FORCE MAJEURE: The inability of Licensee to commence or complete its obligations hereunder by the dates herein required resulting from delays caused by strikes, picketing, insurrection, acts of God, war, emergencies, shortages, or unavailability of materials, limitations imposed by exchange control regulations or foreign investments regulations, or other causes beyond Licensee's reasonable control, shall excuse performance during the continuation thereof and extend the period for the performance of the obligations for the period equal to the period(s) of any such delay(s). Notwithstanding the foregoing, in the event performance by Licensee is suspended for three (3) consecutive months in accordance with this Paragraph 21, then Licensor may, by written notice to Licensee, elect to terminate this Agreement.

22. ENTIRE AGREEMENT: This Agreement is intended by the parties as a final and complete expression of their agreement, and supersedes any and all prior and contemporaneous agreements and understandings relating to it.

23. MODIFICATION AND WAIVER: This Agreement may not be modified and none of its terms may be waived, except in writing signed by both parties. The failure of either party to enforce, or the delay by either party in enforcing, any of its rights shall not be deemed a continuing waiver or a modification of this Agreement.

24. SEPARABILITY: If any part of this Agreement shall be declared invalid or unenforceable by a court of competent jurisdiction, it shall not affect the validity of the balance of this Agreement, provided, however, that if any provision of this Agreement pertaining to the payment of monies to Licensor shall be declared invalid or unenforceable, Licensor shall have the right, at its option, to terminate this Agreement upon giving not less than ten (10) days' written notice to Licensee.

25. GOVERNING LAW/JURISDICTION: The parties agree that this Agreement shall be governed by the laws of the State of Washington as to all matters, without giving effect to the principles of conflicts of law. Licensor and Licensee agree that any judicial proceeding brought against any of the parties to this Agreement arising from this Agreement or any matter related hereto may be brought in the State Court situated in Seattle, Washington or in the United States District Court located in Seattle, Washington. Licensee, by execution of this Agreement, hereby accepts for itself the non-exclusive jurisdiction of the aforesaid courts. Licensee further appoints its counsel, Hutton Ingram Yuzek Gainen Carroll and Bertolotti, Attn: David G. Ebert, Esq., 250 Park Avenue, New York, NY 10017, as its agent to receive on its behalf service of process in any such proceeding covered by Paragraph 25. The foregoing consent to jurisdiction and appointment of agent for service of process shall not constitute a general consent to service of process in the State of Washington for any purpose except as provided in this Paragraph 25 and shall not be deemed to confer rights on any person other than the parties to this Agreement.

26. PARAGRAPH HEADINGS: The headings of the paragraphs are for convenience only and in no way limit or affect the provisions hereof.


     IN WITNESS WHEREOF, the parties hereto have caused this instrument to be duly executed as of the day and year first above written.



LICENSOR:                                    LICENSEE:

NINTENDO OF AMERICA INC.

By: Leisure Concepts, Inc.                   The Topps Company, Inc.
      Merchandising Licensing Agent

      By                                     By
      ------------------------------         ----------------------------------
      Al Kahn, Chief Executive Officer or    Its
      Joe Garrity, Chief Financial Officer

      Date ________________________          Date ____________________________

                                     Pokemon
                          Merchandise License Agreement
                                  SCHEDULE PAGE


Schedules Annexed to the License Agreement dated as of April 16, 1999, between Nintendo of America Inc. ("Licensor") and The Topps Company, Inc. ("Licensee").

Schedule A: The Property:     The  following  trademarks:Nintendo. The following
                              trademarks and characters and artwork associated with the listed video game/story or audiovisual work of the same name: Pokemon.

Schedule B: Licensed Products:Nonexclusive license for Trading cards; lollipops with molded sticks, with and without special treats in and around sticks.

Schedule C: Territory:        U.S., its territories and possessions;
                              U.S. Military Installations and Canada
                              for trading cards/lollipops.

                              Latin/South America for lollipop distribution only

Schedule D: Term:             April 16, 1999 through December 31, 2001

     Renewal Term: Licensee shall have the option to renew this Agreement upon the same terms and conditions for one two year term, such option exercisable by written notice to Licensor to such effect at least thirty (30) days prior to the end of the Term, provided that (i) Licensee is not in breach of this agreement and (ii) during the Term, royalties paid or due to be paid by Licensee equal at least $150,000. In the event of such exercise, said written notice shall be accompanied by the requisite advance payment for the Renewal Term as provided in Schedule F below.

Schedule E:  Royalty Rate: [Information subject to request for confidential treatment.]

Schedule F:  Minimum Royalty during the Term:

             Advance Payment: [Information subject to request for confidential treatment.]

             Minimum Guarantee (due by end of the term):
                    [Information subject to request for confidential treatment.]

             Minimum Royalty during the Renewal Term:

             Advance Payment (due on first day):
                    [Information subject to request for confidential treatment.]

             Minimum Guarantee (due by end of the term):
                    [Information subject to request for confidential treatment.]

Schedule G:  Notice:

             For Merchandising:

               @ [year of first use] Nintendo, Creatures, Game Freak (except where a shortened version is required because of the nature of the product, then @ [year of first use] Nintendo). All Rights Reserved.

                                     Pokemon
                          Merchandise License Agreement
                                  SCHEDULE PAGE


Schedule H:  Marketing Date:  Trading Cards [Information subject to request for confidential treatment.]

                              Lollipops [Information subject to request for confidential treatment.]

             Ship Date:       Trading Cards [Information subject to request for
                              confidential treatment.]

                              Lollipops [Information subject to request for confidential treatment.]

Schedule I:  Currency:        U.S. Dollars

Schedule J:  Agent's Name and Address:

             Leisure Concepts, Inc.
             1414 Avenue of the Americas, 6th Floor
             New York, NY 10019

Schedule K:  Number of Samples of Each Licensed Product: 20 of each

Schedule L:  Sell-Off Period:  90 Days


Contract #3190

                                    EXHIBIT A
                            Manufacturer's Agreement

The Licensor:            NINTENDO OF AMERICA INC.
The Licensee:            Topps Co., Inc.
Contract No.:            3190
Expiration Date:         License agreement and this Manufacturer's Agreement
                         (unless sooner  terminated or extended) will expire on:

The Licensed Products:
The Property:
Name and address
of Manufacturer:



Territory of Manufacture:
Territory of Shipment:

In order to induce Licensor to consent to the manufacture of the Licensed Products by the undersigned for the Licensee, the undersigned agrees that (unless otherwise authorized by the Licensor, under a similar manufacturer's agreement for another Licensee):

1) It will not manufacture the Licensed Products to the order of anyone but the Licensee, will invoice only the Licensee and will not ship to anyone other than the Licensee or Licensee's customers.

2) It will not subcontract production of the Licensed Products or components which contain the Property without the prior written consent of the Licensor.

3) It will not without the prior written consent of the Licensor manufacture merchandise utilizing any of the copyrighted material and/or trademarks owned by the Licensor other than the Licensed Products.

4) It will permit the authorized representative of the Licensor to inspect its activities and premises, books of account and invoices relevant to the manufacture and supply of the Licensed products.

5) It will not publish or cause the publication of pictures of the Licensed Products in any publication or promotional material, nor advertise the fact that it is permitted to manufacture the Licensed Products.

6) Upon expiration or termination of the License Agreement, or upon notification by the Licensor, the undersigned manufacturer will immediately cease manufacturing the Licensed Products and deliver to the Licensor or its authorized representative evidence that the Property has been removed from any molds, plates or other devices used to produce the Licensed Products, or in the event removal is not practical or effective, that such molds or plates have been destroyed.


Agreed to and accepted:            Agreed to and accepted:
Manufacturer                       Nintendo of America Inc. ("Licensor")
                                   By:  Leisure Concepts, Inc.
                                        Merchandising Licensing Agent




------------------------------     --------------------------------------------
                                  By: Alfred R. Kahn, Chief Executive Officer or
                                      Joseph P. Garrity, Chief Financial Officer

                                     Pokemon
                          Merchandise License Agreement

     THIS MERCHANDISE LICENSE AGREEMENT by and between Nintendo of America Inc., 4820 150th Avenue NE, Redmond, WA 98052 (hereinafter referred to as"Licensor") and Topps Europe Ltd., 18 Vincent Avenue, Crownhill, Milton Keynes, Buckinghamshire, MK8 QAW, England (hereinafter referred to as "Licensee") is made as of the latest date signed by the parties.

                   THIS WILL CONFIRM OUR AGREEMENT AS FOLLOWS:

1. GRANT OF LICENSE: Subject to the terms and conditions of this Agreement, Licensor grants to Licensee for the Term (defined herein), the license to use the trademarks, copyrights, characters, designs, and likenesses described in Schedule A (collectively called the "Property"), to be used solely in connection with the manufacture, distribution, promotion, advertisement and sale of the article(s) described in Schedule B (herein called the "Licensed Products"). This license does not constitute and may not be used so as to imply the endorsement of the Licensed Products by Licensor. The license granted herein is non-exclusive; nothing herein shall be construed so as to prevent Licensor from granting any other licenses for the Property or from using the Property in any matter whatsoever.

2. TERRITORY: Licensee shall be entitled to use the license granted hereunder only in the territory described in Schedule C (called the "Territory"). If the Territory includes one or more countries in the European Community, the Licensee agrees as follows (i) that it will not seek customers outside the Territory for the Licensed Products; (ii) that it will not establish outside the Territory any branch for the sale of the Licensed Products; and (iii) that it will not maintain outside the Territory any distribution depot for the Licensed Products; nothing in this sentence shall be deemed to prevent the Licensee from fulfilling orders for the Licensed Products received from unsolicited customers located in countries of the European Community outside the Territory.

3. LICENSE PERIOD: The License granted hereunder shall be effective and terminate as of the dates specified in Schedule D (the "Term"), unless sooner terminated or renewed in accordance with the terms and conditions hereof.

4. PAYMENT:

     (a) Rate. Licensee shall pay to Licensor as its royalty a sum equal to the percentages set forth in Schedule E of all Net Sales (defined below) of the Licensed Products by Licensee or any of its affiliated, associated or subsidiary companies. The term "Net Sales" shall mean the gross amount of sales of Licensed Products at the invoiced selling price, net normal and reasonable cash and quantity discounts and returns for credit, not to exceed in the aggregate ten percent (10%) of gross sales and returns for credit. No deduction shall be made for uncollectible accounts or for costs incurred in manufacturing, selling, distributing, advertising (including cooperative allowances). Licensee may establish a reserve against anticipated return not to exceed twenty percent (20%) of cumulative gross sales; provided, however, Licensee shall reconcile such reserve within six months after any such reserve is taken.

     (b) Minimum Royalties. Licensee shall pay to Licensor a minimum royalty consisting of an advance payment to be applied against a minimum guarantee for the Term, and in any renewal term ("Renewal Term") hereunder, in the amounts and at the time specified in Schedule F. No part of any such minimum royalty shall in any event be repayable to Licensee. Royalty payments which exceed the Term's minimum royalty or any Renewal Term's minimum royalty shall not be credited toward the next succeeding term's minimum royalty.

     (c) Periodic Statements. Within thirty (30) days after the end of the calendar quarter in which the initial shipment of Licensed Products is made, and thereafter within thirty (30) days after the end of each calendar quarter, Licensee shall furnish to Licensor (in a form to be supplied by Licensor, or in the absence thereof, in a form acceptable to Licensor) complete and accurate statements certified to be accurate by Licensee showing the number, description, gross sales price, itemized deductions from gross sale price, and net sales price of each Licensed Product sold by Licensee or any of its affiliated, associated or subsidiary companies, and any returns made during the period, together with a computation of the royalties due. Licensee shall provide such statements to Licensor whether or not any of the Licensed Products have been sold during said period. All information shall be shown separately for each country within the Territory. Licensee agrees that royalty reports will indicate clearly (by name or character or similar description) the Licensed Products sold and will be given in sufficient detail to enable Licensor to separate royalties by Licensed Products. It is understood that timely rendering of all statements required hereunder is essential under the terms of this Agreement.

     (d) Royalty Payments. Licensee shall remit the royalties due in excess of any previously paid advance sum for each calendar quarter within thirty (30) days after the end of each calendar quarter, and payment shall be made with the statement rendered for that quarter. Payment shall be in the currency set forth in Schedule I. The receipt or acceptance by Licensor of any of the statements hereunder, or any royalties paid hereunder, or the cashing of any royalty check paid hereunder, shall not preclude Licensor from questioning the correctness thereof at any time. In the event that any inconsistencies or mistakes are discovered in such statements or payments, they shall immediately be rectified and the appropriate payment made by Licensee.

     (e) Records and Audits. At its principal place of business, Licensee shall keep and maintain accurate records of the transactions underlying the statements to be furnished hereunder. Licensee shall allow representatives of Licensor during office hours, upon reasonable notice and at reasonable intervals (not to exceed two times per calendar year), to audit and make copies of such records for the purpose of ascertaining the correctness of such statements. If any such audit shall disclose any deficiency of five percent (5%) or more, Licensee shall pay, in addition to such deficiency, the actual and reasonable cost of such audit. Upon demand of Licensor, not to exceed two times per calendar year, Licensee shall at its own expense furnish to Licensor a detailed statement signed and verified by Licensee's chief financial officer showing the number, description, gross sales price, itemized deductions from gross sales price and net sales price of the Licensed Products covered by this Agreement distributed and/or sold by Licensee (and any of its affiliated, associated, or subsidiary companies) up to the date of Licensor's demand. All books of account and records shall be kept available for at least three (3) years after the termination or expiration of this Agreement.

     (f)  Payments.  Until  otherwise  instructed  in writing by  Licensor,  all
payments  or  royalties   hereunder   including  advance  payments  and  minimum
guarantees, shall be made payable to "Agent", as defined in Schedule J.

5. LICENSED PRODUCTS, QUALITY AND APPROVALS:

     (a) General Quality. Licensee agrees that the Licensed Products shall: (i) be of high standard and of such style, appearance and quality so as to protect and enhance the Property and the good will pertaining thereto; (ii) meet Licensor's quality standards and specifications, and (iii) be manufactured, sold, distributed, advertised, and promoted in accordance with all applicable laws.

     (b) Preapproval of Licensed Products & Related Materials. Before distributing, selling, advertising, or promoting any of the Licensed Products, Licensee shall furnish to Licensor, free of cost, for its written approval, the following in the order listed: (i) sketches; (ii) finished artwork and final proofs; (iii) pre-production samples or strike-offs; (iv) the number of post-production samples of each Licensed Product as set forth in Schedule K; and
(v) all other finished cartons, labels, containers, packing and wrapping material, and similar materials upon which the Property appears (collectively the "Related Materials"). The Licensed Products and the Related Materials are subject to the written approval of Licensor.

     (c) Packaging/Components. Licensor shall have the right to approve how the Property is packaged in assortments, and shall have the right to approve which components of the Property shall be included in combination with other components of the Property.

     (d) Additional Samples. In addition to the samples provided to Licensor pursuant to Paragraph 5(b), Licensor may request, from time to time, up to twelve (12) samples per year, individual random samples of each Licensed Product and the Related Materials.

     (e) Notices. Licensee shall cause to appear on or within each Licensed Product and all Related materials the notice set forth in Schedule G, or other notice specified by Licensor.

     (f) Advertising, Promotional and Display Materials. Before finalizing, using or distributing any advertising, promotional, display or other similar materials bearing the Property, Licensee shall furnish same to Licensor for its written approval.

     (g) Approvals. With respect to all approvals by Licensor required under this Paragraph 5, each item submitted by Licensee shall be deemed disapproved if Licensee has not received the written approval of Licensor of the item in question within twenty (20) days after its submission by Licensee to Licensor. Nothing herein, however, shall be deemed to obligate Licensor to respond to any such submission within the twenty (20) day period.


6. ARTWORK AND OWNERSHIP OF PROPERTY:

     (a) Artwork. Licensor shall provide to Licensee, free of charge, one set of digital artwork supplied on CD-ROM (depicting some, but not necessarily all, of the Property) that Licensor generally makes available to its merchandise licensees. All artwork and related material involving the Property, notwithstanding their invention, creation, or use by Licensee, shall be and remain the property of Licensor; and Licensor shall be entitled to use the same and to license the use of same by others without restriction; provided, however, that Licensor may not utilize or license to others the right to utilize the Topps trademark without Topps' written permission.

     (b) Ownership of Property. Licensee recognizes all of Licensor's rights and interests in and to the Property, and that all use of the Property licensed hereunder inures to the benefit of Licensor or its grantor(s). No right, title, or interest, except the license interest granted by Paragraph 1 hereof, is transferred by this Agreement. At the termination or expiration of this Agreement, Licensee will be deemed to have assigned, transferred and conveyed to Licensor or its grantor(s) all trademarks, service marks, trade dress, copyrights, equities, good will, titles or other rights in and to the Property which may have been obtained by Licensee or which may have vested in Licensee as a result of its activities under this Agreement, and that Licensee will, at Licensor's expense in connection with the preparation thereof, execute any instruments reasonably requested by Licensor to confirm the foregoing. No consideration other than the mutual covenants and consideration of this Agreement shall be necessary for any such assignment, transfer or conveyance. Licensor shall acquire no right, title or interest in or to any trademarks owned by Licensee and used by Licensee in connection with the Property, which rights shall be and remain those of Licensee.

7. DISTRIBUTION:

     (a) Marketing Date. Licensee shall diligently and continuously manufacture, sell, distribute, advertise, and promote the Licensed Products during the Term, and shall make and maintain adequate arrangements for the distribution of the Licensed Products. Licensee shall offer the Licensed Products for sale in substantial quantities by the marketing date specified in Schedule H, with delivery within a reasonable time thereafter, including at least one of the Licensed Products in each of the categories listed in Schedule B. If, at any time thereafter, Licensee for a period of three (3) consecutive months has failed to sell any of the Licensed Products (or any class or category of the Licensed Products) covered hereunder, Licensor, in addition to all other remedies available to it hereunder, may terminate this license with respect to such Licensed Products or class or category thereof which have not been so sold during such period by giving written notice of termination to such effect to Licensee, which shall become effective thirty (30) days thereafter.

     (b) Sale/Distribution. With regard to the sale and distribution of the Licensed Products covered by this Agreement, Licensee agrees as follows:

          (i) Licensee shall sell and distribute the Licensed Products outright and not on an approval or consignment;

          (ii) Licensee shall sell and distribute the Licensed Products to chain stores, independent traders, supermarkets, specialist multiples, and mass merchants for sale or distribution directly to the public, and may also sell to catalog companies;

          (iii) Except with the prior written consent of Licensor, Licensee shall not directly or indirectly sell or distribute the Licensed Products for Promotional Purposes (defined below).

          Licensor specifically reserves the right unto itself to use, manufacture, sell, and/or directly or indirectly distribute, or license third parties to use, manufacture, sell and/or distribute, products similar to or the same as the Licensed Products, which may use all, some, or none of the Property, for Promotional Purposes. Promotional Purposes shall be defined to include any of the following, regardless of whether the product(s) is given away free or a fee is charged to the end consumer: promotions including on-pack promotions, in-pack promotions, instant win games, tours or exhibitions; and any other premium or promotion; any giveaway; any sweepstakes or contest; any mail order; any movie, video, or show, or record-related promotion, premium, or publicity; or any other similar type of publicity. Licensee specifically acknowledges that Licensor may exercise its rights contained in this paragraph concurrently with the rights exercised to Licensee under this Agreement. Notwithstanding anything in this Agreement to the contrary, Licensee may give-away sticker albums as a marketing strategy to induce the sale of stickers and no royalty will be due on such give-aways, provided, however, that Licensee receives no compensation for such give-aways.

          (iv) Except with the prior written consent of Licensor, Licensee will not use, or knowingly permit the use of, the Licensed Product as a Premium (defined herein). The term "Premium" includes, but is not limited to, free or self-liquidating items offered to the public in conjunction with the sale or promotion of a product or service, including traffic building or continuity visits by the consumer/customer, or any similar scheme or device, the prime intent of which is to use the Licensed Product(s) in such a way as to promote, publicize and/or sell the products, services, or business image of the third party company or manufacturer. "Premium" also includes distribution of the Licensed Products for retail sale through distribution channels offering earned discounts or "bonus" points based upon the extent of usage of the offeror's product or service.

          (v) In the event any sale is made at a special price to any of Licensee's subsidiaries or to any other person, firm or corporation related in any manner to Licensee, or its officers, directors, or major stockholders, there shall be a royalty paid on such sales based upon the price generally charged the trade by Licensee.

     (d) Suggested Retail Price. Licensee agrees to keep Licensor, at Licensor's request, advised of the wholesale and suggested retail prices at which Licensee sells the Licensed Products covered hereunder.

     (e) Sales to Licensor. Licensee agrees to sell to Licensor and/or Licensor's Agent such reasonable quantities of the Licensed Products as Licensor and/or Licensor's Agent shall request at as low a rate and on as good terms as Licensee sells similar quantities of the Licensed Products to the general trade.

8. SHOPRO'S AND LICENSOR'S WARRANTY:

     (a) The parties acknowledge that under the agreement between Licensor and Shogakukan Production Co., Ltd. ("ShoPro') effective April 30, 1998, ShoPro indemnifies and holds harmless Licensee from and against any and all claims, damages, liabilities, costs and expenses, including reasonable attorneys' fees, arising out of a breach by ShoPro of its representation and warranty that Licensee's use of the Property (excluding trademarks), as provided herein, does not infringe upon the intellectual property rights of any third party.

     (b) With respect to the trademarks which are included under the definition of Property in Schedule A, Licensor represents and warrants that, to the best of its knowledge, the trademarks do not infringe upon the intellectual property rights of any third party.

     (c) In addition, Licensor represents and warrants that, to the best of its knowledge, it holds all such rights and interest in the Property as are required to permit Licensor to enter into this Agreement and expressly warrants that Licensor is authorized to enter into this Agreement.

9. PROTECTION OF LICENSOR'S RIGHTS: Licensee agrees to assist Licensor, as Licensor's sole cost and expense, to the extent reasonably necessary to protect Licensor's rights to the Property. Licensor or its grantor(s) may commence or prosecute any claims or suits in their own name or, subject to Licensee's consent, not to be unreasonably withheld, in the name of Licensee or join Licensee as a party thereto. Licensee shall promptly notify Licensor in writing of any infringements or imitations of the Property on Licensed Products similar to those covered by this Agreement which may come to Licensee's attention, and Licensor shall have the sole right to determine whether or not any action shall be taken on account of such infringements or imitations. Licensee shall not institute any suit or take any actions on account of any such infringements or imitations without first obtaining the written consent of the Licensor.

10. INDEMNIFICATION BY LICENSEE: Licensee shall indemnify Licensor and shall defend Licensor against, and hold Licensor harmless from, all claims, liabilities, suits, losses, damages, and expenses (including reasonable attorneys' fees) brought by a third party against Licensor arising out of or relating to:

     (a) any alleged or actual unauthorized use of any intellectual property right (including, but without limitation, any copyright, patent, trademark, or other intellectual property right) by Licensee in connection with the Licensed Products (except for claims that the Property infringes any copyright, patent, or trademark), or

     (b) any alleged or actual defect in the Licensed Products (including, but without limitation, any claim or product liability); or

     (c) any alleged or actual act or omission by Licensee or Licensee's agents or employees (whether wrongful, negligent, or otherwise) in connection with the Licensed Products or this Agreement.

     Licensor shall indemnify Licensee and shall defend Licensee against, and hold Licensee harmless from all claims, liabilities, suits, losses, damages, and expenses (including reasonable attorneys' fees) brought by a third party against Licensee arising out of or relating to a breach by Licensor of any of the representations or warranties provided by Licensor under this Agreement. Notwithstanding this Paragraph 10, in no event shall Licensor's liability to Licensee under this Agreement exceed the money actually received by Licensor (excluding any portion of such money retained by Licensor's Agent) under this Agreement.

As used in this paragraph, "Licensor" shall also include the grantor(s), officers, directors, agents, and employees of Licensor, its subsidiaries, and affiliates. This indemnity shall survive the termination or expiration of this Agreement.

11. INSURANCE:

     (a) Type of Insurance/Amount. During the Term and any Renewal Term, Licensee shall obtain and maintain, at its own expense, comprehensive general liability insurance (including products' liability insurance), from an insurance company acceptable to Licensor, providing adequate protection for Licensee against any claims, liabilities, suits, losses, damages and expenses arising out of or relating to the circumstances set forth in Paragraph 10, in the amount of U.S. Five Million and no/100 Dollars (U.S. $5,000,000) for products' liability and U.S. One Million and no/100 Dollars for advertising and publishing insurance, or the maximum amount available in the Territory, whichever is lower, per incident or occurrence, with a reasonable deductible. If General Civil Insurance is solely available in the Territory, during the Term and any Renewal Term, Licensee shall obtain and maintain, at its own expense, a General Civil Insurance Policy in accordance with the conditions specified in this subparagraph; provided, however, if such General Civil Insurance does not include products' liability coverage and products' liability coverage thereafter becomes available in the Territory, Licensee shall immediately obtain such products liability coverage through the remainder of the Term and any Renewal Term. Such insurance shall remain in full force during the Term, any Renewal Term, and for a period of three (3) years thereafter.

     (b) Certificate/Additional Insured. Simultaneously with the execution of this Agreement, and thereafter as requested by Licensor, Licensee shall provide Licensor and Agent with a certificate of insurance (the original or a translation of which must be provided in English) evidencing such insurance. Licensor and Agent shall be named as additional insureds on such insurance coverage; provided, however, such requirement may be waived by Licensor if Licensee submits a written opinion of Licensee's attorney or insurance agent that such additional insured coverage is not available as a matter of law or local practice.

12. DEFAULT AND TERMINATION: If a petition in bankruptcy is filed by or against Licensee, or if Licensee becomes insolvent, or makes an assignment for the benefit of its creditors or an arrangement pursuant to any bankruptcy law, or if Licensee discontinues its business or if a receiver is appointed for it or its business, to the fullest extent permitted by law at the time of the occurrence, the license hereby granted shall automatically terminate forthwith without any notice whatsoever being necessary. In the event this license is so terminated, Licensee, its receivers, representatives, trustees, agents, administrators, successors, and/or assigns shall have no right to sell, exploit, or in any way deal with or in any Licensed Products or any Related Materials.

13. BREACH. If Licensee breaches any covenant or fails to perform any of its obligations under the terms of this Agreement, Licensor shall have the right to terminate the license hereby granted upon thirty (30) days' notice in writing, except as otherwise provided herein, and except that with regard to any failure or breach relating to copyright, trademark or service mark notices, monetary payments or royalty statements, the notification period shall be fifteen (15) days, and such termination shall become effective automatically (without any obligation to serve any notice of termination or to accomplish any formality or undertake any court proceeding) unless Licensee shall take reasonable steps to completely remedy the failure or breach within either the fifteen (15) or thirty
(30) day period as appropriate. Termination of the license under the provisions of this paragraph shall be without prejudice to any rights which Licensor may otherwise have against Licensee. Upon termination of this license, all royalties on sales theretofore made shall become immediately due and payable; no advances against royalties shall be repayable; and the balance of any minimum royalty shall be immediately due and payable. Furthermore, in the event that litigation of any nature with respect to the performance by Licensee or Licensor of its obligations hereunder is initiated, then and in such event, the prevailing party's costs and expenses, including reasonable attorneys' fees, shall be reimbursed promptly by the non-prevailing party to the prevailing party.

14. FINAL STATEMENT UPON TERMINATION OR EXPIRATION: Sixty (60) days before the expiration of this license and, in the event of its termination, ten (10) days after receipt of notice of termination or the happening of the event which terminates this Agreement where no such notice is required, a statement showing the number and description of Licensed Products covered by this Agreement on hand or in process shall be furnished by Licensee to Licensor. Licensor shall have the right to take a physical inventory to ascertain or verify such inventory and statement, and refusal by Licensee to submit to such physical inventory by Licensor shall forfeit Licensee's right to dispose of such inventory, Licensor retaining all other legal and equitable rights Licensor may have in the circumstances.

15. DISPOSAL OF STOCK UPON TERMINATION OR EXPIRATION: After termination or expiration of this Agreement, except as otherwise provided herein, Licensee may dispose of Licensed Products covered by this Agreement which are on hand or in process at the time notice of termination is received or upon the expiration date, for the sell-off period set forth in Schedule L on a non-exclusive basis, provided Licensee is not in breach or otherwise in default under this Agreement. All applicable royalties shall be paid on Licensed Products sold during the sell-off period within twenty (20) days following the expiration of the sell-off period. Notwithstanding anything to the contrary herein, Licensee shall not manufacture, sell, or dispose of any Licensed Products covered by this license after its expiration or its termination based on the failure of Licensee to comply with Paragraph 5.

16. EFFECT OF TERMINATION OR EXPIRATION: Upon and after the expiration or termination of this license, all rights granted to Licensee hereunder shall forthwith revert to Licensor, and Licensee will refrain from further use of the Property or any further reference to it, direct or indirect, or anything deemed by Licensor to be similar to the Property in connection with the manufacture, sale, distribution, or promotion of Licensee's products, except as provided in Paragraph 15.

17. LICENSOR'S REMEDIES: Licensee acknowledges that its failure (except as otherwise provided herein) to cease the manufacture, sale, distribution, advertising, or promotion of the Licensed Products covered by this Agreement or any class or category thereof at the termination or expiration of this Agreement or any portion thereof may result in immediate and irreparable damage to Licensor and to the rights of any subsequent licensee. Licensee acknowledges and admits that there is no adequate remedy at law for such failure to cease manufacture, sale, distribution, advertising, or promotion, and Licensee agrees that in the event of such failure, Licensor shall be entitled to equitable relief by way of temporary and permanent injunctions and such other and further relief as any court of competent jurisdiction may deem just and proper.

18. NOTICES: All notices and statements required under this Agreement shall be in writing addressed to the parties at the addresses above, unless notification of a change of address is given in writing. The date of mailing shall be deemed the date the notice or statement is given.

19. RELATIONSHIP BETWEEN THE PARTIES: Neither party shall represent itself as the agent or legal representative of the other party for any purpose whatsoever, and neither party shall have the right to create or assume any obligation of any kind, express or implied, for or on behalf of the other party in any way whatsoever. This Agreement shall not create or be deemed to create any agency, partnership, or joint venture between the parties.

20. NO ASSIGNMENT OR SUBLICENSE: This Agreement shall not be assigned or sublicensed by Licensee, except with the prior written consent of Licensor, which consent shall not be unreasonably withheld, and shall not be assigned by operation of law. Any assignment or sublicense in violation of the preceding sentence shall be null and void. This Agreement may be assigned by Licensor upon written notice to Licensee but without any consent, provided, however, that any such assignment shall not release the Licensor from its obligations to the Licensee under this Agreement. Subject to such restriction and to the restriction against assignment by operation of law provided above, this Agreement shall be binding upon and inure to the benefit of the parties, their successors and assigns. Nothing herein shall be deemed to prevent Licensee from causing the Licensed Products to be manufactured by other parties, subject to the terms and conditions of this Agreement. If any manufacturing of the Licensed Products shall be conducted outside the Territory, Licensee shall advise Licensor in advance of the name, address and manufacturing location and any third party subcontractors shall sign the "Manufacturer's Agreement" set forth in Exhibit A annexed hereto.

21. FORCE MAJEURE: The inability of Licensee to commence or complete its obligations hereunder by the dates herein required resulting from delays caused by strikes, picketing, insurrection, acts of God, war, emergencies, shortages, or unavailability of materials, limitations imposed by exchange control regulations or foreign investments regulations, or other causes beyond Licensee's reasonable control, shall excuse performance during the continuation thereof and extend the period for the performance of the obligations for the period equal to the period(s) of any such delay(s). Notwithstanding the foregoing, in the event performance by Licensee is suspended for three (3) consecutive months in accordance with this Paragraph 21, then Licensor may, by written notice to Licensee, elect to terminate this Agreement.

22. ENTIRE AGREEMENT: This Agreement is intended by the parties as a final and complete expression of their agreement, and supersedes any and all prior and contemporaneous agreements and understandings relating to it.

23. MODIFICATION AND WAIVER: This Agreement may not be modified and none of its terms may be waived, except in writing signed by both parties. The failure of either party to enforce, or the delay by either party in enforcing, any of its rights shall not be deemed a continuing waiver or a modification of this Agreement.

24. SEPARABILITY: If any part of this Agreement shall be declared invalid or unenforceable by a court of competent jurisdiction, it shall not affect the validity of the balance of this Agreement, provided, however, that if any provision of this Agreement pertaining to the payment of monies to Licensor shall be declared invalid or unenforceable, Licensor shall have the right, at its option, to terminate this Agreement upon giving not less than ten (10) days' written notice to Licensee.

25. GOVERNING LAW/JURISDICTION: The parties agree that this Agreement shall be governed by the laws of the State of Washington as to all matters, without giving effect to the principles of conflicts of law. Licensor and Licensee agree that any judicial proceeding brought against any of the parties to this Agreement arising from this Agreement or any matter related hereto may be brought in the State Court situated in Seattle, Washington or in the United States District Court located in Seattle, Washington. Licensee, by execution of this Agreement, hereby accepts for itself the non-exclusive jurisdiction of the aforesaid courts. Licensee further appoints its counsel, Hutton Ingram Yuzek Gainen Carroll and Bertolotti, Attn: David G. Ebert, Esq., 250 Park Avenue, New York, NY 10017, as its agent to receive on its behalf service of process in any such proceeding covered by Paragraph 25. The foregoing consent to jurisdiction and appointment of agent for service of process shall not constitute a general consent to service of process in the State of Washington for any purpose except as provided in this Paragraph 25 and shall not be deemed to confer rights on any person other than the parties to this Agreement.

26. PARAGRAPH HEADINGS: The headings of the paragraphs are for convenience only and in no way limit or affect the provisions hereof.


     IN WITNESS WHEREOF, the parties hereto have caused this instrument to be duly executed as of the day and year first above written.


LICENSOR:                                    LICENSEE:

NINTENDO OF AMERICA INC.

By:  Leisure Concepts, Inc.                  Topps Europe Ltd.
     Merchandising Licensing Agent

     By                                      By
     --------------------------------        ----------------------------------
     Al Kahn, Chief Executive Officer or     Its
     Joe Garrity, Chief Financial Officer

     Date __________________________         Date ___________________________

                                     Pokemon
                          Merchandise License Agreement
                                  SCHEDULE PAGE


Schedules Annexed to the License Agreement dated as of June 4, 1999, between Nintendo of America Inc. ("Licensor") and Topps Europe Ltd. ("Licensee").

Schedule A: The Property:  The  following  trademarks:  Nintendo.  The following
trademarks  and  characters  and  artwork   associated  with  the  listed  video
game/story or audiovisual work of the same name: Pokemon.

Schedule B: Licensed Products: Nonexclusive license for: 1. Stickers and Sticker Albums; 2. Trading Cards; 3. Temporary tattoos; 4. Molded Plastic Novelties containing hard sugar confectionery or pressed candy or chewing/bubble gum; 5. Popzoid Lollipops - a molded plastic stick with character specific head surrounded by clear hard candy; and 6. Treasure Pop Lollipops - a hollow plastic handle which will contain plastic Pokemon novelties.

Licensor reserves the right to license strategy card games to third parties.

Schedule C: Territory: Australia, Austria, Bulgaria, Benelux, Armenia, Azerbaydzhan, Albania, Belo Russia, Channel Islands, Croatia, Czechoslovakia, Cyprus, EIRE, Estonia, France, Germany, Georgia, Gibraltar, Greece, Hungary, Israel, Isle of Man, Italy, Latvia, Lithuania, Liechtenstein, Monaco, Malta, New Zealand, Portugal, Poland, Romania, Russia, South Africa, Scandinavia, Slovakia, Slovenia, San Marino, Spain, Switzerland, Turkey, United Kingdom, Vatican State and Yugoslavia.

Schedule D:    Term:               June 4, 1999 through March 31, 2002

                                   If the animated series, Pokemon, is not
                                   broadcast, or the Nintendo Game Boy game, Pokemon, is not released by December 31, 1999, the Term of the Agreement shall be extended by one(1) year with no additional advance or guarantee.

               Renewal Term:       N/A

Schedule E:    Royalty Rate:       [Information subject to request for
                                   confidential treatment.]

                                   All sales are to be reported by Territory.

Schedule F:    Minimum Royalty during the Term:

               Advance Payment:    [Information subject to request for
                                   confidential treatment.]

               Minimum Guarantee (due by end of the term): [Information subject to request for confidential treatment.]

               Minimum Royalty during the Renewal Term:

               Advance Payment (due on first day):[Information subject to request for confidential treatment.]

               Minimum Guarantee (due by end of the term): [Information subject to request for confidential treatment.]

                                     Pokemon
                          Merchandise License Agreement
                                  SCHEDULE PAGE


Schedule G:    Notice:

               For Merchandising:

               @ [year of first use] Nintendo, Creatures, Game Freak (except where a shortened version is required because of the nature of the product, then @ [year of first use] Nintendo). All Rights Reserved.

Schedule H:    Marketing Date: [Information subject to request for confidential treatment.]
               Ship Date:      [Information subject to request for confidential
                                    treatment.]

Schedule I:    Currency:                 U.S. Dollars

Schedule J:    Agent's Name and Address:

               Leisure Concepts, International (UK) Ltd.
               Unit One, Alice Court
               116 Putney Bridge Road
               London SW15 2NQ
               England

Schedule K:    Number of Samples of Each Licensed Product: 20 of each

Schedule L:    Sell-Off Period:  90 Days


Contract #20752

                                    EXHIBIT A
                            Manufacturer's Agreement

The Licensor:            NINTENDO OF AMERICA INC.
The Licensee:            Topps Europe Ltd.
Contract No.:            20752
Expiration Date:         License agreement and this Manufacturer's Agreement
                         (unless sooner  terminated or extended) will expire on:

The Licensed Products:
The Property:
Name and address
of Manufacturer:



Territory of Manufacture:
Territory of Shipment:

In order to induce Licensor to consent to the manufacture of the Licensed Products by the undersigned for the Licensee, the undersigned agrees that (unless otherwise authorized by the Licensor, under a similar manufacturer's agreement for another Licensee):

7) It will not manufacture the Licensed Products to the order of anyone but the Licensee, will invoice only the Licensee and will not ship to anyone other than the Licensee or Licensee's customers.

8) It will not subcontract production of the Licensed Products or components which contain the Property without the prior written consent of the Licensor.

9) It will not without the prior written consent of the Licensor manufacture merchandise utilizing any of the copyrighted material and/or trademarks owned by the Licensor other than the Licensed Products.

10) It will permit the authorized representative of the Licensor to inspect its activities and premises, books of account and invoices relevant to the manufacture and supply of the Licensed products.

11) It will not publish or cause the publication of pictures of the Licensed Products in any publication or promotional material, nor advertise the fact that it is permitted to manufacture the Licensed Products.

12) Upon expiration or termination of the License Agreement, or upon notification by the Licensor, the undersigned manufacturer will immediately cease manufacturing the Licensed Products and deliver to the Licensor or its authorized representative evidence that the Property has been removed from any molds, plates or other devices used to produce the Licensed Products, or in the event removal is not practical or effective, that such molds or plates have been destroyed.


Agreed to and accepted:            Agreed to and accepted:
Manufacturer                       Nintendo of America Inc. ("Licensor")
                                   By:  Leisure Concepts, Inc.
                                   Merchandising Licensing Agent




----------------------------       ------------------------------------


                                  By: Alfred R. Kahn, Chief Executive Officer or
                                      Joseph P. Garrity, Chief Financial Officer