Form 10-Q
period 1999-11-27
TOPPS CO INC
filed 2000-01-11
CIK 812076

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended November 27, 1999


                                                           OR



[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from___________________to_________________


Commission File Number:  0-15817


                             THE TOPPS COMPANY, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                11-2849283
          (State or other jurisdiction            (I.R.S. Employer
           of incorporation or organization)       Identification No.)


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


The number of outstanding shares of Common Stock as of January 6, 2000 was 46,403,558.

                             THE TOPPS COMPANY, INC.




--------------------------------------------------------------------------------
                         PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------


ITEM 1.  FINANCIAL STATEMENTS


                         Index                                        Page

          Condensed Consolidated Balance Sheets as of
            November 27, 1999 and February 27, 1999                    3

          Condensed Consolidated Statements of Operations
            for the thirteen and thirty-nine weeks ended
            November 27, 1999 and November 28, 1998                    4

          Condensed Consolidated Statements of Comprehensive
            Income for the thirteen and thirty-nine weeks ended
            November 27, 1999 and November 28, 1998                    5

          Condensed Consolidated Statements of Cash Flows
            for the thirty-nine weeks ended November 27, 1999
            and November 28, 1998                                      6

          Notes to Condensed Consolidated Financial Statements         7



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                 10





--------------------------------------------------------------------------------
                           PART II - OTHER INFORMATION
--------------------------------------------------------------------------------


ITEM 7.  EXHIBITS AND REPORTS ON FORM 8-K                             14



The condensed consolidated financial statements for the thirteen and thirty-nine weeks ended November 27, 1999 included herein have been reviewed by Deloitte & Touche LLP, independent public accountants, in accordance with established professional standards for such a review. The report of Deloitte & Touche LLP is included on page 9.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                      (Unaudited)
                                                       November       February
                                                       27, 1999       27, 1999
                                                       --------       --------
                                                       (amounts in thousands
                                                            except share data)

ASSETS
CURRENT ASSETS:
    Cash and cash equivalents .........................   $  61,093    $  41,728
    Accounts receivable - net .........................      54,206       29,118
    Inventories .......................................      16,959       16,221
    Income tax receivable .............................         214          269
    Deferred tax assets ...............................       4,270        1,342
    Prepaid expenses and other current assets .........       5,116        4,860
                                                            -------       ------
        TOTAL CURRENT ASSETS ..........................     141,858       93,538
                                                            -------       ------

PROPERTY, PLANT, & EQUIPMENT ..........................      14,850       13,045
    Less:  accumulated depreciation and amortization ..       6,750        5,616
                                                            -------       ------
        NET PROPERTY, PLANT & EQUIPMENT ...............       8,100        7,429
                                                            -------       ------

INTANGIBLE ASSETS, net of accumulated
    amortization of $42,657 and $40,693 ...............      58,243       60,207
OTHER ASSETS ..........................................       2,815        2,908
                                                            -------      -------
        TOTAL ASSETS ..................................   $ 211,016    $ 164,082
                                                            =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable ..................................   $  19,218    $  15,022
    Accrued expenses and other liabilities ............      55,408       38,051
    Current portion of long-term debt .................        --         10,625
    Income taxes payable ..............................       6,769        4,921
                                                             ------       ------
        TOTAL CURRENT LIABILITIES .....................      81,395       68,619

LONG-TERM DEBT, less current portion ..................        --          5,158
DEFERRED INCOME TAXES .................................       3,922        5,143
OTHER LIABILITIES .....................................       8,765        7,938
                                                             ------       ------
        TOTAL LIABILITIES .............................      94,082       86,858
                                                             ------       ------
STOCKHOLDERS' EQUITY:
    Preferred stock, par value $.01 per share,
      authorized 10,000,000 shares, none issued
    Common stock, par value $.01 per share,
      authorized 100,000,000 shares;
      issued 47,727,142 shares, less 1,347,500,
      and 1,102,500 shares in Treasury stock,
      respectively ....................................         477          475

  Additional paid-in capital ..........................      17,662       16,841
  Treasury stock, 1,347,500 and 1,102,500 shares, .....     (10,944)      (8,881)
         respectively
  Retained earnings ...................................     110,850       69,775
  Cumulative foreign currency adjustment ..............      (1,111)        (986)
                                                            -------       ------
    TOTAL STOCKHOLDERS' EQUITY ........................     116,934       77,224
                                                            -------       ------
    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY ..........................................   $ 211,016    $ 164,082
                                                            =======      =======

See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                           (Unaudited)
                                                       Thirteen weeks ended          Thirty-nine weeks ended
                                                       November       November       November       November
                                                       27, 1999       28, 1998       27, 1999       28, 1998
                                                       --------       --------       --------       --------
                                                             (amounts in thousands, except  share data)


Net sales ...................................   $    110,777    $     67,647    $    276,109   $    178,842

Cost of sales ...............................         52,222          41,102         142,521        105,313

      Gross profit on sales .................         58,555          26,545         133,588         73,529

Other income (expense) ......................            (63)           (138)            402            (66)

                                                      58,492          26,407         133,990         73,463

Selling, general and administrative expenses          21,941          19,210          65,336         56,380

Gain on disposition of assets ...............           --              --              --           (3,876)

     Income from operations .................         36,551           7,197          68,654         20,959

Interest income (expense), net ..............            618              60             970           (531)

Income before provision for income taxes ....         37,169           7,257          69,624         20,428

Provision for income taxes ..................         15,239           3,123          28,546          8,785

                  Net income ................   $     21,930    $      4,134    $     41,078   $     11,643



Net income per share - basic ................   $       0.47    $       0.09    $       0.88   $       0.25
                     - diluted ..............           0.46            0.09            0.86           0.25


Weighted average shares outstanding - basic .     46,447,163      46,400,010      46,449,565     46,400,010
                                    - diluted     47,986,346      46,737,267      47,522,522     46,717,110







See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME



                                                  (Unaudited)
                                  Thirteen weeks ended   Thirty-nine weeks ended
                                  November    November   November     November
                                  27, 1999    28, 1998   27, 1999     28, 1998
                                  --------    --------   --------     --------
                                             (amounts in thousands)
Net income ....................   $ 21,930    $  4,134    $ 41,078    $ 11,643

Currency translation adjustment       (361)       (106)       (125)        246
                                    ------       -----      ------      ------
Comprehensive income ..........   $ 21,569    $  4,028    $ 40,953    $ 11,889
                                    ------       -----      ------      ------




























See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                        (Unaudited)
                                                                 Thirty-nine weeks ended
                                                                 November       November
                                                                 27, 1999       28, 1998
                                                                 (amounts in  thousands)


  Cash flows from operating activities:
    Net income ...............................................   $ 41,078    $ 11,643
    Add (subtract) non-cash items included in income:
         Depreciation and amortization .......................      3,363       3,472
         Deferred taxes on income ............................     (4,148)      2,430
         Gain on sale of property, plant and equipment .......       --        (3,876)

    Net effect of changes in:
         Receivables .........................................    (25,087)     14,925
         Inventories .........................................       (737)        947
         Income tax receivable ...............................         55       6,293
         Prepaid expenses and other current assets ...........       (255)        269
         Payables and other current liabilities ..............     23,400      (7,618)
         Other ...............................................        566         892
                                                                   ------      ------
                 Cash provided by operating activities .......     38,235      29,377
                                                                   ------      ------
Cash flows from investing activities:
    Proceeds from disposition of property, plant and equipment       --         5,562
    Additions to property, plant and equipment ...............     (1,847)       (287)
                                                                   ------      ------
                Cash (used in) provided by investing
                     activities ..............................     (1,847)      5,275
                                                                   ------      ------
Cash flows from financing activities:
     Reduction of debt .......................................    (15,783)    (12,667)
     Purchase of treasury stock ..............................     (2,063)
     Exercise of employee stock options ......................        823        --
                                                                  -------      ------
                 Cash used in financing activities ...........    (17,023)    (12,667)

Net increase in cash .........................................     19,365      21,985
Cash at beginning of year ....................................     41,728      22,153
                                                                   ------      ------
Cash at end of period ........................................   $ 61,093    $ 44,138
                                                                   ======      ======



Interest paid ................................................   $    810    $  1,768
Income taxes paid ............................................   $ 30,811    $  5,669



See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    THIRTY-NINE WEEKS ENDED NOVEMBER 27, 1999


1. Basis of Presentation

     The accompanying unaudited condensed interim consolidated financial statements have been prepared by The Topps Company, Inc. and subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, which are, in the opinion of management, considered necessary for a fair presentation. These statements do not include all information required by generally accepted accounting principles to be included in a full set of financial statements. Operating results for the thirteen weeks and thirty-nine weeks ended November 27, 1999 and November 28, 1998 are not necessarily indicative of the results that may be expected for the year ending February 26, 2000. For further information, refer to the consolidated financial statements and notes thereto in the Company's annual report for the year ended February 27, 1999.

2. Quarterly Comparison

     Management believes that quarter-to-quarter comparisons of sales and operating results are affected by a number of factors, including the timing of product introductions and variations in shipping and production scheduling requirements. Thus, annual sales and earnings amounts are unlikely to consist of equal quarterly portions.

3. Inventories
                                            (Unaudited)
                                             November       February
                                             27, 1999       27, 1999
                                             --------       --------
                                             (amounts in thousands)

          Raw materials..................    $ 2,746        $ 2,097
          Work in process ...............        619          1,020
          Finished products..............     13,594         13,104
                                             -------         ------
               Total ....................    $16,959        $16,221
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

     The Company's management evaluates the performance of each segment based upon its contributed margin, which is net sales (defined as gross sales net of provisions for returns and discounts & allowances) less cost of goods, product development costs, advertising and promotional costs and obsolescence, but before unallocated general and administrative expenses and manufacturing overhead, depreciation and amortization, other income (expense), gains on disposition of assets and interest income (expense).

     The Company does not allocate assets among its business segments and therefore does not include a breakdown of assets or depreciation and amortization by segment.



                                           Thirteen weeks ended      Thirty-nine weeks ended
                                           November     November     November       November
                                           27, 1999     28, 1998     27, 1999       28, 1998
                                           --------     --------     --------       --------
                                                      (In thousands of dollars)
Net Sales

Collectible Sports Products ............   $  36,735    $  39,050    $ 106,764    $  90,515
Confectionery ..........................      30,569       23,922      100,944       79,413
Entertainment Products .................      43,473        4,675       68,401        8,914
                                           ---------    ---------    ---------    ---------
Total ..................................   $ 110,777    $  67,647    $ 276,109    $ 178,842
                                           =========    =========    =========    =========

Contributed Margin

Collectible Sports Products ............   $  14,940    $  13,809    $  42,652    $  33,602
Confectionery ..........................       9,382        5,729       29,999       21,457
Entertainment Products .................      27,423          970       39,620        1,859
                                           ---------    ---------    ---------    ---------
Total ..................................   $  51,745    $  20,508    $ 112,271    $  56,918
                                           =========    =========    =========    =========

Reconciliation of contributed margin
      to income before provision for
      income taxes:
Total contributed margin ...............   $  51,745    $  20,508    $112,271 $      56,918
Unallocated general and
   administrative expenses
   and manufacturing overhead ..........     (13,993)     (12,017)     (40,656)     (36,297)
Depreciation & amortization ............      (1,138)      (1,156)      (3,363)      (3,472)
Other income (expense) .................         (63)        (138)         402          (66)
Gain on disposition of assets ..........        --           --           --          3,876
                                           ---------    ---------    ---------    ---------
Income from operations .................      36,551        7,197       68,654       20,959
Interest income (expense), net .........         618           60          970         (531)
                                           ---------    ---------    ---------    ---------
Income before provision for income taxes   $  37,169    $   7,257    $  69,624    $  20,428
                                           =========    =========    =========    =========


INDEPENDENT ACCOUNTANTS' REPORT
-------------------------------



Board of Directors and Stockholders
The Topps Company, Inc.


We have made a review of the accompanying condensed consolidated balance sheet of The Topps Company, Inc. and subsidiaries (the 'Company') as of November 27, 1999, and the related condensed consolidated statements of operations and cash flows for the thirteen and thirty-nine week periods ended November 27, 1999 and November 28, 1998, in accordance with the standards established by the American Institute of Certified Public Accountants.

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



December 29, 1999
New York, New York

ITEM 2. Management's  Discussion and Analysis of Financial Condition and Results
        ------------------------------------------------------------------------
          of Operations
          -------------


Third Quarter of Fiscal 2000  (thirteen  weeks ended November 27, 1999) compared
--------------------------------------------------------------------------------
to Third Quarter of Fiscal 1999 (thirteen weeks ended November 28, 1998)
------------------------------------------------------------------------

Net sales for the third quarter of fiscal 2000 increased 63.8% to $110.8 million from $67.6 million for the same period last year.

Net sales of collectible sports products, which consist of both sports cards and sports sticker/album products, decreased 5.9% to $36.7 million in the third quarter of fiscal 2000 from $39.0 million in the comparable quarter last year. This decrease was the result of two factors: the unfavorable timing of shipments of recurring products versus last year and a 3% real sales decrease. (The terms "real sales increase" and "real sales decrease" are used to denote increases or decreases that were not the result of the timing of shipments.) In the quarter, real sales of football and basketball products were slightly higher than last year, while real sales of baseball, international soccer and hockey were lower.

Net sales of confectionery products increased 27.8% in the third quarter of this year to $30.6 million from $23.9 million in fiscal 1999. This growth was the result of the continued strength of Baby Bottle Pop, further domestic growth of core lollipop products and the successful introductions of Push Pop lollipops in Japan and gum-filled Pokemon lollipops in the U.S. and Canada. Confectionery sales in Brazil were less this year than last as a result of the currency devaluation.

Net sales of entertainment products, which consist of entertainment cards, magazines and sticker/album products, increased to $43.5 million in the third quarter of fiscal 2000 from $4.7 million in fiscal 1999. Growth was the result of the continued success of Pokemon trading cards in the U.S. and Canada which accounted for approximately $38 million in net sales in the quarter.

Gross profit as a percentage of net sales for the third quarter of fiscal 2000 increased to 52.9% as compared with 39.2% for the same period last year. This margin improvement was the result of an increase in the percentage of entertainment product sales, as well as the overall increase in revenues, which resulted in the leverage of fixed costs.

Other income (expense) (previously referred to as Royalties and other income and expense), decreased to an expense of $63,000 in the third quarter of this year from an expense of $138,000 last year. This was primarily the result of the absence of a software write-off taken last year.

Selling, general and administrative ('SG&A') expenses decreased as a percentage of net sales to 19.8% in the third quarter of fiscal 2000 from 28.4% a year ago as a result of the increase in sales. SG&A dollar spending increased to $21.9 million from $19.2 million due to higher freight costs and broker commissions as a result of the increase in sales, as well as costs related to the Company's Internet venture.

Interest income (expense), net increased to $618,000 in fiscal 2000 from $60,000 in fiscal 1999 due to an increase in cash on hand and the repayment of the Company's outstanding term loan balance.

The effective tax rate for the third quarter of fiscal 2000 was 41.0% versus an effective rate of 43.0% for the same period a year ago.

Net income for the third quarter of fiscal 2000 was $21.9 million, or $0.46 per diluted share, as compared with $4.1 million, or $0.09 per diluted share, for the same period last year.

First Nine Months of Fiscal 2000  (thirty-nine  weeks  ended  November  27,1999)
--------------------------------------------------------------------------------
compared to First Nine Months of Fiscal 1999  (thirty-nine  weeks ended November
--------------------------------------------------------------------------------
28, 1998)
--------


Net sales for the first nine months of fiscal 2000 increased 54.4% to $276.1 million from $178.8 million for the same period last year.

Net sales of collectible sports products increased 18.0% to $106.8 million in the first nine months of fiscal 2000 from $90.5 million in the comparable period last year. This increase was the result of several factors including the shipment of basketball card products which normally would have occurred in the fourth quarter of fiscal 1999, but were delayed into fiscal 2000 due to the NBA lockout. Higher sales of baseball and football card products and the Company's return to the NHL hockey market also contributed to the increase. Sales of international soccer sticker/album products were less this year than last.

Net sales of confectionery products increased 27.1% in the first nine months of this year to $100.9 million from $79.4 million in fiscal 1999. This growth was the result of the continuing success of Baby Bottle Pop and increased domestic sales of Ring Pop and Push Pop. Confectionery sales in Brazil were less this year than last as a result of the currency devaluation.

Net sales of entertainment products increased to $68.4 million in the first nine months of fiscal 2000 from $8.9 million last year. This increase was primarily the result of sales of Pokemon cards in the U.S. and Canada which totaled $45 million, as well as sales of Star Wars products around the world.

Gross profit as a percentage of net sales for the first nine months of fiscal 2000 increased to 48.4% as compared with 41.1% for the same period last year. This margin improvement was largely the result of the favorable product mix as well as the increase in sales overall which resulted in the leverage of fixed costs.

Other income (expense) (previously referred to as Royalties and other income and expense), increased to $402,000 in the first nine months of this year from a $66,000 expense last year. This increase was primarily the result of the recovery of VAT (value added tax) taxes in Mexico and France.

Selling, general & administrative ("SG&A") expenses decreased as a percentage of net sales to 23.7% in the first nine months of fiscal 2000 from 31.5% a year ago as a result of higher sales. SG&A dollar spending increased to $65.3 million from $56.4 million due to greater expenditures for advertising and marketing, higher broker commissions and freight costs as a result of the increase in sales and the Company's investment in its Internet venture.

Income from operations in the first nine months of fiscal 1999 included a $3.9 million gain on the sales of the Company's manufacturing plant in Cork, Ireland and equipment from both the Cork, Ireland and Duryea, Pennsylvania facilities.

Interest income (expense), net was $970,000 in the first nine months of fiscal 2000 versus an expense of $531,000 last year due to an increase in cash on hand and the reduction in the Company's outstanding term loan balance.

The effective tax rate for the first nine months of fiscal 2000 was 41.0% versus 43.0% for the comparable period last year.

Net income for the first nine months of fiscal 2000 was $41.1 million, or $0.86 per diluted share, compared with $11.6 million, or $0.25 per diluted share, for the same period last year.

Liquidity and Capital Resources
-------------------------------

In July 1995, the Company entered into a $65 million credit agreement with a syndicate of eight banks in order to finance the acquisition of Topps Europe, Ltd., formerly known as Merlin Publishing, Ltd., and to provide for working capital and letter of credit needs. In May 1998, the Company refinanced this facility with Chase Manhattan Bank. The new credit agreement included a term loan in the aggregate amount of $25.0 million (which was used to repay the prior loan) and a $9.5 million facility to cover letter of credit and revolver needs. The letter of credit and revolver facility was increased to $12.5 million in February 1999. The term loan was paid in full in October 1999.

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

As of November 27, 1999, the Company had $61.1 million in cash.

During the first nine months of fiscal 2000, the Company's net increase in cash and cash equivalents was $19.4 million versus $22.0 million in fiscal 1999. Cash provided by operating activities in the first nine months of this year was $38.2 million versus $29.4 million last year, as higher net income and an increase in payables and other current liabilities were partially offset by an increase in receivables. Cash (used in) provided by investing activities this year reflects $1.8 million in capital expenditures compared with $5.6 million in proceeds from the disposition of a manufacturing facility and related equipment and $ 0.3 million in capital expenditures last year. Cash used in financing activities reflects term loan payments of $15.8 million, stock repurchases of $2.1 million and cash from the exercise of employee stock options of $0.8 million this year, versus term loan payments of $12.7 million in the first nine months of last year.

Management believes that, in light of the Company's borrowing capacity, cash on hand as of November 27, 1999 and expected cash flow from operations, the Company has adequate means to meet its working capital, capital expenditure, and other cash requirements for the foreseeable future.


Year 2000
---------

The Year 2000 issue is the result of computer programs using only two digits to identify a year in the date field. If not corrected, many systems could fail or create erroneous results on January 1, 2000 by reading the date as January 1, 1900. Failure to fix this problem could result in systems failures or miscalculations leading to disruption in the Company's operations.

The Company began work on Year 2000 issues in 1996. As of November 27, 1999, all of the Company's mainframe programs have been reviewed for compliance, and where necessary, programs have been fixed, tested and put into production. The Company has also addressed the needs of its other systems such as personal computers, customer and vendor systems, telephone systems and other electronic hardware.

Year 2000 compliance costs have not significantly affected the financial condition or results of operations of the Company.

The Company expects that its essential systems and business functions will be Year 2000 compliant in all material respects. Given that the Company's fiscal Year 2000 began on February 28, 1999, many essential operating systems have already proven to be Year 2000 compliant. In a worst case scenario, the Company believes that its essential processes could be handled manually.

The Company has contacted key vendors, customers and other third parties regarding their Year 2000 readiness. No issues have been identified to date, however, the Company will continue to monitor these relationships and will develop contingency plans for dealing with risks, if necessary.

The company has not experienced any Year 2000 disruptions as of the date of the filing of this report.

Cautionary Statements
---------------------

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby filing cautionary statements identifying important factors that could cause actual results to differ materially from those projected in any forward-looking statements of the Company made by or on behalf of the Company, whether oral or written. Among the factors that could cause the Company's actual results to differ materially from those indicated in any such forward statements are: (i) the failure of certain of the Company's principal products, particularly sports cards, entertainment cards, lollipops and sticker/album collections, to achieve expected sales levels; (ii) weakness in sales of basketball products due to last year's NBA lockout; (iii) quarterly fluctuations in results; (iv) the Company's loss of important licensing arrangements; (v) a decrease in the popularity of Pokemon licensed products without a corresponding increase in the popularity of a replacement product; (vi) technological, production, legal costs or other problems which result in the Company's inability to launch its Internet initiative; (vii) the failure of the Company's Internet initiative to achieve expected levels of success; (viii) the Company's loss of important supply arrangements with third parties; (ix) the loss of any of the Company's key customers or distributors; (x) further prolonged and material contraction in the trading card industry as a whole; (xi) further declines in the sale of U.K. Premier League sticker/album collections; (xii) excessive returns of the Company's products; (xiii) an adverse outcome in the Rodriguez Action; (xiv) civil unrest, currency devaluation or political upheaval in certain foreign countries in which the Company conducts business; (xv) significant disruption to the Company's operations due to Year 2000 failures; as well as other risks detailed from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

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


                                              THE TOPPS COMPANY, INC.
                                              -----------------------
                                                   REGISTRANT



                                             /s/ Catherine Jessup
                                             ------------------------
                                             Vice President - Chief Financial
                                                              Officer












January 11, 2000