Form 10-K
period 2000-02-26
TOPPS CO INC
filed 2000-05-26
CIK 812076

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended February 26, 2000

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from ___ to ___


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes X  No __.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of Common Stock held by non-affiliates as of May 22, 2000 was approximately $387,000,000.

The number of outstanding shares of Common Stock as of May 22, 2000 was 45,373,233.


     Documents incorporated by reference                              Part
     -----------------------------------                              ----

Annual Report to Stockholders for the Year Ended February 26, 2000    I,II,IV
Proxy Statement for the 2000 Annual Meeting of Stockholders             III

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

     Topps is a leading marketer of collectible sports and entertainment picture products featuring professional athletes and, from time to time, popular television, movie and other entertainment characters. These collectible picture products include trading cards, sticker/album collections, tatoos, comic books and magazines. The Company also markets premium-branded lollipops such as Ring Pop, Push Pop, and Baby Bottle Pop, Bazooka brand bubble gum and certain novelty candy products.

     The collectible sports card category in which the Company competes has undergone a contraction over a number of years. In 1998, the industry data on which the Company relied was discontinued, leaving a void in accurate information regarding industry size and growth. Despite the lack of industry data, the Company believes that the sports card industry continued to decline in 1998 due to the impact of the NBA lockout and the liquidation of one of the Company's main competitors, Pinnacle Brands. In 1999, the Company believes that the industry stabilized.

     Topps has expanded its international presence over the last five years. In 1995, the Company acquired Merlin Publishing International Limited, a U.K.-based marketer of licensed collectibles, primarily sticker/album collections. While continuing to market products under the Merlin brand name, Merlin Publishing International Limited changed its corporate name to Topps Europe Ltd. ("Topps Europe") in March 1997. During fiscal 1996 and 1997, the Company established subsidiaries in Canada, Mexico, Brazil and Argentina. However, in fiscal 2001, the Company expects to convert back to exporting directly to Mexico from the U.S. The Company has also expanded its distribution of confectionery products in the Far East, particularly Japan. As of the end of fiscal 2000, the Company had employees in seven countries and distributed its products in sixty countries.

================================================================================
Trademarks of The Topps Company, Inc. and Subsidiaries appearing in this report:
Baby Bottle Pop, Bazooka, Bazooka Joe, Bowman, Bowman Chrome, Bowman's Best, Flip Pop, Garbage Pail Kids, Mars Attacks, Merlin, Popzoids, Push Pop, Ring Pop, Topps, Topps Chrome, Topps Finest, Topps Gallery, Topps Gold Label, Topps Stadium Club, Treasure Pop, Triple Power Push Pop, and Wacky Packages.

Unless  otherwise  indicated,  all  date  references  refer to  calendar  years.

                                    PRODUCTS

Collectible Sports Products
---------------------------

     The Company is a leading marketer of collectible picture products featuring players of Major League Baseball, the National Basketball Association, the National Football League, the National Hockey League and certain professional soccer leagues. In the U.S. and Canada, picture products are generally sold in the form of cards, while in the rest of the world picture products are typically sold in the form of sticker/album collections.

     Card products feature photographs of athletes and contain summary statistics and biographical material. The Company markets sports picture cards in various size packages, as well as complete sets, for distribution through a variety of trade channels.

     The Company distributes sports cards under brand names including, but not limited to, Topps, Topps Stadium Club, Topps Finest, Topps Gallery, Bowman, Bowman Chrome, Bowman's Best, Topps Gold Label and Topps Chrome. Each brand of sports cards has its own unique positioning in the marketplace. All cards are high quality, showcasing various technologies and state-of-the-art reproduction techniques. Cards may also include value-added features such as foil stamping, film lamination, autographs and genuine memorabilia. Prices generally range from a suggested retail price of $0.99 per pack to $5.00 per pack. The Company is continuously updating the features of its cards and seeking new technologies.

     Sports sticker/album collections, which are sold under the Merlin and Topps brand names, are marketed throughout Europe and parts of Asia. Stickers are sold in packages and display photos of popular local athletes and sports teams. The stickers are designed so that they can be placed in an associated album, which contains more detailed information and statistics regarding the players and teams.

     The Company has sports licenses for Premier League Soccer in the U.K. as well as soccer licenses in Italy and Denmark.


Entertainment Products
----------------------

     The Entertainment Products segment consists of trading cards, sticker/album products and magazines featuring licenses from popular films, television shows and other entertainment properties.

     Since the 1950's, the Company has marketed trading cards featuring some of the dominant entertainment properties of the time, including The Beatles, Elvis Presley, Star Wars, Michael Jackson, E.T.: The Extra-Terrestrial, Indiana Jones, Batman, Teenage Mutant Ninja Turtles, Jurassic Park and The X-Files. Occasionally, the Company has also created cards featuring its own entertainment properties such as Wacky Packages, Garbage Pail Kids and Mars Attacks, as well as cards detailing events of national interest such as Desert Storm.

     Since the acquisition of Merlin in 1995, the Company has also sold collectible entertainment products in the form of sticker/album collections in Europe and parts of Asia.

     Over the years, entertainment products have experienced peaks and valleys in terms of consumer interest. This volatility has prompted the Company to be extremely selective in determining which entertainment licenses to pursue. In fiscal 2000, the Company marketed only three new entertainment card and three new sticker/album properties.

     During fiscal 2000, through an agreement with Nintendo of America, the Company obtained the rights to develop and market products including trading cards, sticker/album products and lollipops, featuring the highly popular Pokemon characters. The Company began distributing Pokemon cards in the U.S. and Canada in August 1999 and will expand upon its domestic product line and introduce product into Europe, Latin America and parts of Asia in fiscal 2001. The Company also marketed both trading cards and sticker/album products based on the Star Wars film, Episode I: The Phantom Menace in fiscal 2000.

     The Company has contracted with Marvel Entertainment to publish trading cards and sticker/albums (as well as confectionery products) based on their comic book characters. The first release, X-Men trading cards, is scheduled for the summer of 2000 in conjunction with the opening of the X-Men motion picture in the U.S.

     Over the years, the Company has also published magazines based on subjects of interest in the entertainment field. In fiscal 2000, the Company issued a variety of Star Wars magazines.

     In the past, the Company has also created and marketed a limited selection of high-quality color comic books for distribution primarily in specialty shops. Due to a contraction in the market, the Company suspended its comic book publishing activities in fiscal 1999.

Confectionery
-------------

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

     The Company also markets premium quality lollipops throughout the United States, Canada, Europe and parts of Latin America and Asia. Core products include Ring Pop (a lollipop made of candy molded into the form of an exaggerated precious gem stone, anchored to a plastic ring), Push Pop (a cylinder-shaped lollipop packaged in a plastic container with a removable cap, designed to enable consumers to eat a portion of the pop now and save the rest for later) and Baby Bottle Pop (a miniature baby bottle filled with fruit-flavored powder and topped with a candy nipple). Additionally, the Company markets Flip Pop (a pop within a fun plastic container which can be flipped out, licked, and placed back in the case for consumption later). In fiscal 2001, the Company plans to increase its advertising support and merchandising efforts behind Ring Pop, Push Pop and Baby Bottle Pop and will enhance Baby Bottle Pop by adding real fruit juice to the product.

     In fiscal 2000 the Company introduced Pokemon pops (premium lollipops with a Bazooka gum center sold with a Pokemon sticker) and Triple Power Push Pop (a larger Push Pop with three different flavors which can be pushed up independently or together). In fiscal 2001, the Company plans to introduce Pokemon Popzoids (a lollipop with a collectible Pokemon character stick) and Pokemon Treasure Pops (a lollipop with a surprise Pokemon toy hidden inside the handle).

     For a schedule of net sales by key business segment for the past three fiscal years, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 7 of the Company's Annual Report to Stockholders for the year ended February 26, 2000 (the "Annual Report"), which is hereby incorporated by reference.


                           DISTRIBUTION AND MARKETING

Sales and Distribution
----------------------

     The Company's products are sold throughout the United States, Canada and Europe, as well as in certain Latin American and Asian markets.

     The Company's internal sales staff handles U.S. sports collectibles sales and sales of confectionery products to national accounts. Confectionery sales through other channels are handled by broker organizations. Together, the sales force and brokers service over 80,000 retail outlets through more than 6,000 separate accounts which include wholesale tobacco and confectionery jobbers, hobby distributors and retailers, wholesale clubs, news-dealers, mass merchandisers and direct-buying grocery, convenience, drug, variety, discount and toy store chains and specialty accounts (e.g. Blockbuster Video).

     In Canada, sales of trading cards (primarily hockey and entertainment cards) and confectionery products are handled by a direct sales force and four regional brokers. Current distribution in Canada is to over 10,000 retail outlets.

     In the U.K., sales of both confectionery products and collectibles are handled by a dedicated sales force as well as by wholesalers selling to independent retailers. Together, the sales force and wholesalers reach approximately 30,000 retail news and confectionery outlets. Elsewhere in Europe, as well as in Latin America, Japan and the rest of Asia, sales are primarily through distributors.

Advertising and Promotion
-------------------------

     The Company utilizes a variety of marketing activities, including television, radio and print advertising campaigns, sweepstakes and promotions designed to create consumer awareness and increase retail sales of its products. Worldwide advertising and marketing expenses (which encompass media spending, trade spending and consumer promotions including player autograph costs) included in selling, general, and administrative expenses amounted to $20,813,000 in fiscal 1998, $18,974,000 in fiscal 1999, and $25,219,000 in fiscal 2000.

     Traditionally, the Company has also relied on the popularity of its sports and other licensed products and the consumer recognition of its brand names to help promote its products.

     Approximately 70% of the Company's sales are made on a returnable basis. Industry practices require that the Company provide the right to return on sales of trading card products (excluding those to hobby accounts), on confectionery products, on magazines sold to mass merchandisers and on sales of most sticker and album products overseas. Returns significantly in excess of the Company's returns provisions could have a material adverse effect on the Company. Consolidated return provisions as a percentage of gross sales for the fiscal years ended 1998, 1999 and 2000 were 12.4%, 8.3% and 8.5% respectively.


                                   PRODUCTION

     In December 1996, the Company discontinued operations at its Duryea, Pennsylvania manufacturing facility. Concurrent with the Duryea plant closure, Bazooka gum manufacture was transferred to a single contractor in the U.S., Hershey Foods Corporation. At the same time, the cutting, collating and packaging of card products previously performed at the Duryea facility were outsourced to several manufacturers in the U.S.

     In April 1998, the Company ceased manufacturing operations at its factory in the Republic of Ireland. The Company produced limited quantities of gum at this facility.


Collectible Picture Products
----------------------------

     In the U.S., photographs of athletes are generally taken by photographers under contract with the Company or by free-lance photographers on special assignment. In addition, certain photography is provided by the organizations representing the leagues and their member teams. Pictures of entertainment subjects are generally furnished by the licensor or created by artists retained by the Company. Computerized graphic artwork and design development for all of the Company's products is done by staff artists and through independent design agencies under the Company's direction. The Company's Graphic Services Department also utilizes state-of-the-art computerized technology to enhance and color-correct photography and computer imaging to create interesting and unusual backgrounds and visual effects.

     High-quality substrates (paperboard, plastic, foil) are sent directly to outside printers by the Company's suppliers. Pictures are printed utilizing a variety of techniques and processes, including waterless printing, which allows for a tighter line screen resulting in sharper and more intense photo reproduction. Sheets of printed cards are then often sent to additional suppliers who foil stamp and UV (ultra violet) coat the sheets. Cards that require specialized printing and the combination of various substrates like plastic, polystyrene and holographic foils are purchased in full sheet form from specialty printers. Full sheets are then delivered to contract packers where they are cut into individual cards, collated and wrapped in a variety of package configurations.

     Sticker/album production is subcontracted and coordinated by a single supplier in Italy. Adhesive material and packaging is sourced and printed by various subcontractors in Italy. The Company believes that there are other suitable sources available to meet its requirements if the current supplier were unable to meet the Company's needs.

Confectionery
-------------

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

     Ring Pop lollipops for sale in the U.S. are manufactured at the Company's Scranton, Pennsylvania factory. Gum-filled pops are manufactured by a supplier in Brazil. Ring Pop lollipops for sale in international markets as well as all Push Pops, Baby Bottle Pops, Flip Pops, Popzoid Pops, Treasure Pops and Triple Power Push Pops are manufactured by a single supplier in factories located in Taiwan, Thailand and China. The loss of production at one or more of these facilities due to civil unrest or for any other reason could have a material adverse impact on sales of the Company's lollipops.

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


                        TRADEMARKS AND LICENSE AGREEMENTS

     The Company considers its trademarks and license agreements to be of material importance to its business. The Company's principal trademarks have been registered in the United States and many foreign countries where its products are sold. The sports picture products marketed by the Company in the U.S. are all produced under license agreements with individual athletes or their players' associations, as well as the licensing bodies of the professional sports leagues. These agreements cover the following sports: Major League Baseball, NBA Basketball, NFL Football and NHL Hockey. The Company also has a contract with Premier League Soccer in the U.K. and with players and teams with regard to soccer in Italy and Denmark. The Company's inability to renegotiate successfully its Major League Baseball, NBA Basketball, NFL Football or Premier League Soccer agreements upon expiration, or the loss of any of these license agreements, could have a material adverse effect on the Company.

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

     The Company also enters into license agreements with entertainment companies to produce certain products. The terms of these contracts depend on a variety of factors. Total royalty expense under the Company's sports and entertainment licensing contracts for the fiscal years ended 1998, 1999, and 2000 was $33,662,000, $24,373,000, and $43,403,000 respectively. See Note 17 of
Notes to Consolidated Financial Statements in the Annual Report, which is incorporated herein by reference, for a description of minimum guarantee payments required under the Company's existing sports and entertainment contracts.


International Licensing Operations
----------------------------------

     The Company currently has license agreements with manufacturers in two foreign countries to manufacture and distribute the Company's products. These licensees have the right to sell licensed products within their countries.

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

                                  SEASONALITY

     The  Company's  U.S.  sports card  products are sold  throughout  the year, spanning the four major sports seasons in which the Company currently participates, i.e., baseball, football, basketball and hockey. Topps Europe's sales of sports sticker/album products are driven largely by shipments of Premier League Soccer, with much of the sales activity occurring in December through March. Sales of entertainment products tend to be driven by the property on which they are based, often peaking with the release of a movie or the rise in popularity of a television program or particular licensed property. Sales of confectionery products are impacted by the introduction of new products and the use of consumer advertising that can occur at any point in the year.


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

     The Company employed approximately 420 people in fiscal 2000.

     All of the production employees at the Company's factory in Scranton, Pennsylvania are represented by a union. Although the union agreement was due to expire in 2000, union membership voted recently to approve an extension of the agreement to February 2003.

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

     2. Contraction in Sports Card Industry. Although the Company believes that it stabilized in 1999, the sports card industry as a whole contracted over the past several years. Further prolonged and material contraction in the sports card industry, whether caused by labor strife or otherwise, could materially adversely affect the Company's future plans and results.

     3. Declines in Sales of European Sticker/Album products. Sales of Topps Europe's soccer sticker/album collections declined last year. Further significant declines in sales of these products could materially affect the Company's future plans and results.

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

     7. Internet. The Company is making a significant investment in an Internet strategy. There is no guarantee that the strategy will be implemented or, if implemented, that it will be successful. Failure to implement or failure to achieve expected levels of success could materially affect the Company's future plans and results.

     8. International Political and Economic Risk. Due to the Company's increased international presence, there is an increase in risk generally associated with operating outside of the U.S. Events such as civil unrest, currency devaluation and political upheaval could materially affect the Company's future plans and results.

     9. Legal Proceedings. See Item 3: Legal Proceedings for a discussion of legal matters that could materially affect the Company's future plans and results.

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


                        EXECUTIVE OFFICERS OF THE COMPANY

     The information required by this item with respect to the directors of the Company and those executive officers who are also directors appearing in the Proxy Statement for the annual meeting of stockholders scheduled to be held on June 29, 2000 ("2000 Proxy Statement") is hereby incorporated by reference thereto. Set forth below is information required by this item covering the other executive officers of the Company.

                              Position with the Company and business
         Name                 experience during the past five years
         ----                 -------------------------------------

Ronald L. Boyum     Vice  President  Marketing  and Sales and  General  Manager,
                    Confectionery  of the  Company  since  February  2000;  Vice
                    President - Marketing  and Sales of the Company  since March
                    1995; Vice  President-  Marketing of the Company since April
                    1994. Mr. Boyum is 48 years of age.

Edward P. Camp      Vice President of the Company since April 1997 and President of the Hobby Division since October 1995. Mr. Camp held a number of sales-related positions within the Company prior thereto. Mr. Camp is 53 years of age.

Michael P. Clancy   Vice President - International of the Company since December
                    1998 and Vice President since February 1995. Mr. Clancy has been Managing Director - Topps Ireland since July 1990 and was Joint Managing Director - Topps Europe Ltd. from January
                    1997 to December 1998. Mr. Clancy is 45 years of age.

Michael J. Drewniak Vice  President -  Manufacturing  of the Company since March
                    1991. Mr. Drewniak held the position of General Manager-Manufacturing Operations prior thereto. Mr. Drewniak is 63 years of age.

                              Position with the Company and business
         Name                 experience during the past five years
         ----                 -------------------------------------


Ira Friedman        Vice President - Publishing  and New Product  Development of
                    the Company since  September  1991. Mr.  Friedman joined the
                    Company in October 1988. Mr. Friedman is 46 years of age.


Catherine K. Jessup Vice  President  - Chief  Financial  Officer of the  Company
                    since July 1995. Prior to joining the Company, Ms. Jessup held a number of positions with PepsiCo (a food products company) from 1981 to July 1995 including Director of Planning and C.F.O. PepsiCo Wines and Spirits. Ms. Jessup is 44 years of age.

William G. O'Connor Vice President-Administration of the Company since September
                    1991. Mr. O'Connor was an Assistant Secretary of the Company from June 1982 until June 1994. Mr. O'Connor is 51 years of age.

John Perillo        Vice  President - Operations of the Company since April 1995 and Vice President-Controller and Chief Financial Officer of the Company from April 1990 to July 1995. Mr. Perillo is 43 years of age.

Scott Silverstein   Executive Vice President of the Company since February 2000.
                    Vice President - Business Affairs and General Counsel of the
                    Company since February 1995. Mr. Silverstein held the position of General Counsel from July 1993 until February
                    1995. Prior to joining the Company, Mr. Silverstein was an attorney with the law firm of Hutton Ingram Yuzek Gainen
                    Carroll & Bertolotti from April 1990 until July 1993. Prior thereto, he was an attorney with the law firm of Shea &
                    Gould. Mr. Silverstein is the son-in-law of Mr. Shorin, the Company's Chairman of the Board, Chief Executive Officer and
                    President. Mr. Silverstein is 38 years of age.

ITEM 2. PROPERTIES

     The location and general description of the principal properties owned or leased by the Company are as follows:

                                                                                     Owned or Leased;
                                                                 Area/Facility       If Leased,
     Location                           Type of Facility         Square Footage      Expiration Year

Duryea, Pennsylvania .................  Office and warehouse          60,000         Leased; 2003

Scranton, Pennsylvania ...............  Manufacturing plant           41,000         Owned

Cork, Ireland ........................  Office                         8,000         Leased; 2005

New York, New York ...................  Executive offices             60,000         Leased; 2010

Milton Keynes, United Kingdom ........  Office and warehouse          10,000         Leased; 2014

     The Company also leases offices in Canada, Brazil, Argentina and Italy. The Company believes that its active facilities are in good repair and are suitable for its needs for the foreseeable future.


ITEM 3. LEGAL PROCEEDINGS

     In August 1996, the Company was named as a defendant in a class action in the United States District Court for the Eastern District of New York (the "New York Court") entitled Sullivan, et.al. v. The Topps Company, Inc., No. CV 96 3779 (E.D.N.Y.) (the "Action"). The Action alleged, among other things, that the Company violated the federal Racketeer Influenced and Corrupt Organizations ("RICO") Act by its practice of selling sports and entertainment cards with randomly-inserted "insert" cards, in violation of state and federal anti-gambling statutes. Each of the Company's principal competitors and principal licensors was separately sued in various federal courts for employing, or participating in, the same or similar practices. The Action sought treble damages and attorneys' fees on behalf of all purchasers of packs of cards potentially including "insert" cards over a four-year period. The New York Court granted the Company's motion to dismiss the Action with prejudice in August 1997. The New York Court later denied motions by plaintiffs to alter, amend or vacate the judgement, and for leave to file an amended complaint. Plaintiffs' time to appeal all of these rulings has expired, and the judgement for the Company dismissing the Action is now final and nonappealable.

     In September 1998, the Company filed an action in the New York Court seeking declaratory and injunctive relief against a class of all original end-use purchasers of trading cards marketed within the four years prior to the filing of the complaint in packages that may contain randomly-inserted "insert" cards, entitled The Topps Company, Inc. v. Sullivan et. al., No. CV 98 6023
(EHN) (E.D.N.Y.) (the "Declaratory Judgment Action"). The Declaratory Judgment Action seeks a declaratory judgment that the defendant class of card purchasers did not suffer any injury cognizable under RICO by this practice, and an injunction enjoining the defendant class from filing or pursuing any further RICO actions against the Company relating to the purchase of trading cards. Two similar declaratory judgment actions have been filed by several of the Company's principal licensors in the New York Court against the same class of defendants. On December 14, 1998, defendants in all of the declaratory judgment actions moved to dismiss the complaints. The New York Court denied all of these motions in an order entered on March 17, 2000.

     In November 1998, the Company was named as a defendant in a purported class action commenced in the United States District Court for the Southern District of California (the "California Court") entitled Rodriquez et al. v. The Topps Company, Inc., No. CV 2121-B (AJB) (S.D. Cal.) (the "Class Action") The Class Action alleges that the Company violated RICO, and the California Unfair Business Practices Act, by its practice of selling sports and entertainment trading cards with randomly-inserted "insert" cards, allegedly in violation of state and federal anti-gambling laws. The Class Action seeks treble damages and attorneys' fees on behalf of all individuals who purchased packs of cards at least in part to obtain an "insert" card over a four-year period. On January 22, 1999, plaintiffs moved to consolidate the Class Action with similar class actions pending against several of the Company's principal competitors and licensors in the California Court. On January 25, 1999, the Company moved to dismiss the complaint, or, alternatively, to transfer the Class Action to the Eastern District of New York or stay the Class Action pending the outcome of the Declaratory Judgment Action pending in the Eastern District of New York. By orders dated May 14, 1999, the California Court denied the Company's motions to dismiss or transfer the Class Action but granted the Company's motion to stay the Class Action pending the outcome of the Declaratory Judgment Action. The California Court also denied plaintiffs' motion to consolidate the Class Action with similar purported class actions. On April 18, 2000, the California Court entered an order requiring plaintiffs in the Class Action as well as in the other purported class actions to show cause why all such actions should not be dismissed. A hearing on the issue is scheduled for early June 2000 in the California Court. An adverse outcome in the Class Action could materially effect the Company's future plans and results.

     The Company is a defendant in several other civil actions, which are routine and incidental to its business. In management's opinion, after consultation with legal counsel, these actions will not have a material adverse effect on the Company's financial condition or results of operations.


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


ITEM 9. CHANGES IN ACCOUNTANTS AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     Information required by this item appears in Part I of this Report on Form 10-K under the heading "Executive Officers of the Company" and in the 2000 Proxy Statement and is hereby incorporated by reference.


ITEM 11. EXECUTIVE COMPENSATION

     Information required by this item appears in the 2000 Proxy Statement and is hereby incorporated by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item appears in the 2000 Proxy Statement and is hereby incorporated by reference.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     Information required by this item appears in the 2000 Proxy Statement and is hereby incorporated by reference.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1&2) Financial Statements and Financial Statement Schedules See index on page 19.


     (3)       Listing of Exhibits
               See index on pages 20-22.


     (b)       Reports on Form 8-K
               None

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 15, 2000


                                           THE TOPPS COMPANY, INC.
                                                  Registrant


                                        ___________________________
                                              Arthur T. Shorin
                                           Chairman of the Board,
                                    Chief Executive Officer and President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed on the 15th day of May 2000 by the following persons on behalf of the Registrant and in the capacities indicated.


         /Arthur T. Shorin/                       /Catherine K. Jessup/
          Arthur T. Shorin                         Catherine K. Jessup
   Chairman, Chief Executive              Vice President-Chief Financial Officer
     Officer and President                      (Principal Financial and
  (Principal Executive Officer)                    Accounting Officer)


      /Allan A. Feder/                                 /David M. Mauer/
       Allan A. Feder                                   David M. Mauer
         Director                                           Director


     /Stephen D. Greenberg/                            /Jack H. Nusbaum/
      Stephen D. Greenberg                              Jack H. Nusbaum
          Director                                          Director


       /Ann Kirschner/                                 /Richard Tarlow/
        Ann Kirschner                                   Richard Tarlow
          Director                                          Director


     /Wm. Brian Little/                                /Stanley Tulchin/
      Wm. Brian Little                                  Stanley Tulchin
          Director                                          Director

                             THE TOPPS COMPANY, INC.
                      FORM 10-K ITEM 14(a)(1), (2) AND (3)
              LIST OF FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS


(a)(1) Index to Financial Statements:

     The following Consolidated Financial Statements included in the Annual Report are hereby incorporated by reference to Item 8:

          Consolidated Statements of Operations -- Years Ended February 28, 1998, February 27, 1999 and February 26, 2000.

          Consolidated Balance Sheets-- February 27, 1999 and February 26, 2000.

          Consolidated Statements of Cash Flows -- Years Ended February 28, 1998, February 27, 1999 and February 26, 2000.

          Consolidated   Statements  of  Stockholders'  Equity  --  Years  Ended
       February 28, 1998, February 27, 1999 and February 26, 2000.

     Notes to Consolidated Financial Statements.

     Report of Independent Public Accountants.



(a)(2) Index to Independent Public Accountants'
         Report and Financial Statement Schedules                           Page
                                                                             No.

     Report of Independent Public Accountants............................... S-1

     Schedule VIII -- Valuation and  Qualifying  Accounts -- Years Ended
     February 28, 1998, February 27, 1999 and February 26, 2000............. S-2

     Schedules other than those listed above are omitted because they are either not required or not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

a)(3) Index to Exhibits


     3.1 Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company's Report on Form 8-K dated December 3, 1991).

     3.2  Restated By-laws of the Company  (Incorporated by reference to Exhibit
          3.2 to the Company's Report on Form 8-K dated December 3, 1991).

     4.1 Rights Agreement, dated as of December 3, 1991, with Manufacturers Hanover Trust Company, as rights agent (Incorporated by reference to Exhibit 4.1 to the Company's Report on Form 8-K dated December 3,
          1991).

    10.1  The Topps Company, Inc. Executive Officers' Annual Bonus Plan.*

    10.2 Retirement Plan and Trust as amended and restated effective February 28, 1993 (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 1994).

    10.3 Supplemental Pension Agreement with Arthur T. Shorin (Incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1(No. 33-130821)).

    10.4 Amendment to Supplemental Pension Agreement with Arthur T. Shorin dated May 18, 1994 (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 25, 1995).

    10.5 License Agreement and Letter Amendment thereto with Major League Baseball Promotion Corporation (Incorporated by reference to Exhibit
          10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended March 2, 1991).

    10.6 Settlement Agreement with Major League Baseball Players Association (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 1994).

    10.7 Stock Option Agreement with Arthur T. Shorin dated March 29, 1995 (Incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended February 25, 1995).

    10.8 Agreement of Lease with One Whitehall Company dated February 24, 1994 (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 1994).

    10.9 Amendment and Restatement of the 1994 Non-Employee Director Stock Option Plan. (Incorporated by reference to the Company's 1998 Proxy Statement filed on May 28, 1998).

    10.10 Agreement for the acquisition of the issued share capital of Merlin Publishing International plc dated May 17, 1995 (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 25, 1995).

    10.11 Corporate Guaranty in favor of the Bank of Scotland (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended November 25, 1995).

    10.12 1996 Stock Option Plan and form of agreement pursuant to 1996 Stock Option Plan. (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 2, 1996).

    10.13 License Agreement and Letter Amendment thereto between the Football Association Premier League Limited and Merlin Publishing International PLC dated August 3, 1994 and July 2, 1996, respectively. (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 1, 1997).

    10.14 Retail Product License Agreement with the Major League Baseball Properties, Inc. dated September 28, 1995 (Incorporated by reference to Exhibit 10.31 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 30, 1997).

    10.15 Credit Agreement, Dated May 11, 1998, among The Topps Company, Inc. and The Chase Manhattan Bank. (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998).

    10.16 Amendment   Number  One  to  Credit  Agreement  dated  May  11,  1998.
          (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal year ended May 30, 1998).

    10.17 Second Amendment to Credit Agreement, dated as of November 6, 1998. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended November 28, 1998).

    10.18 Third Amendment to the Credit Agreement dated February 25, 1999.

    10.19 Consulting Agreement with Seymour Berger dated December 31, 1997. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended August 29, 1998).

    10.20 Amended and Restated Manufacturing Agreement with Hershey Foods Corporation, dated March 13, 1998. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended August 29, 1998).

    10.21 Memorandum   of   Agreement   with  Major  League   Baseball   Players
          Association. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended August 29, 1998).

    10.22 Retail Product License Agreement between the Company and NBA Properties, Inc. dated November 19, 1998. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended November 28, 1998).

    10.23 License Agreement between the Company and National Football League Players Incorporated, dated September 27, 1998. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended November 28, 1998).

    10.24 Amended and Restated Employment Agreement with Arthur T. Shorin dated March 1, 1999.(Incorporated by reference to the Company's Annual Report on Form 10-K for the Fiscal Year ended February 27, 1999).

    10.25 Pokemon Merchandise License Agreement - U.S. between the Company and Nintendo of America, Inc., dated April 16, 1999. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended August 28, 1999).

    10.26 Pokemon Merchanside License Agreement - U.K. between the Company and Nintendo of America, Inc., dated June 4, 1999. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended August 28, 1999).

     13 Annual Report (Except for those portions specifically incorporated by reference, the 2000 Annual Report to Stockholders is furnished for the information of the Commission and is not to be deemed "filed" as part of this filing).

     21   Significant Subsidiaries of the Company.*

     23   Consent of Independent Public Accountants.*

     27   Financial Data Schedule.*


*filed herewith

                          INDEPENDENT AUDITORS' REPORT
                  ON CONSOLIDATED FINANCIAL STATEMENT SCHEDULE


The Topps Company, Inc:

     We have audited the consolidated balance sheets of The Topps Company, Inc. and Subsidiaries as of February 26, 2000 and February 27, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended February 26, 2000, and have issued our report thereon dated March 30, 2000; such consolidated financial statements and report are included in your 2000 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of The Topps Company, Inc. and Subsidiaries listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


Deloitte & Touche LLP
New York, New York
March 30, 2000

                                        THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                                   SCHEDULE VIII. VALUATION AND QUALIFYING ACCOUNTS
                                             (Amounts in thousands)


       Column A                         Column B             Column C                 Column D       Column E
---------------------------------    ------------     ------------------------      ------------     ---------
                                        Balance       Charged to       Charged                        Balance
                                     at Beginning     Costs and        Against        Additions       At End
          Description                  of Period       Expenses         Sales       (Deductions)     of Period
          -----------                ------------     ----------       -------      ------------     ---------
Year Ended February 28, 1998:
   Amortization of Sports,
      Entertainment and
      Proprietary Products ......       $ 26,875       $  1,898                                     $ 28,773
   Amortization of Other
      Intangible Assets .........          8,582            720                                     $  9,302
                                        --------       --------                                     --------
                                        $ 35,457       $  2,618                                     $ 38,075
                                        ========       ========                                     ========
  Allowance for Estimated Losses
     on Sales Returns ...........       $ 23,239                      $ 35,468       $(39,449)(a)   $ 19,258
                                        ========                      ========       =========      ========
  Allowance for Doubtful Accounts       $  1,126       $    703                      $   (668)      $  1,161
                                        ========       ========                      =========      ========
  Inventory Valuation Adjustment        $ 18,452       $  5,340                      $(15,842)(b)   $  7,950
                                        ========       ========                      =========      ========
============================================================================================================

Year Ended February 28, 1999:
   Amortization of Sports,
      Entertainment and
      Proprietary Products ......       $ 28,773       $  1,898                                     $ 30,671
  Amortization of Other
      Intangible Assets .........       $  9,302       $    721                                     $ 10,023
                                        --------       --------                                     --------
                                        $ 38,075       $  2,618                                     $ 40,693
                                        ========       ========                                     ========
  Allowance for Estimated Losses
     on Sales Returns ...........       $ 19,258                      $ 21,518       $(28,147)(a)   $ 12,629
                                        ========                      ========       =========      ========
  Allowance for Doubtful Accounts       $  1,161       $    424                      $   (448)      $  1,137
                                        ========       ========                      =========      ========
  Inventory Valuation Adjustment        $  7,950       $  2,656                      $ (5,309)(b)   $  5,297
                                        ========       ========                      =========      ========
============================================================================================================

Year Ended February 26, 2000:
   Amortization of Sports,
      Entertainment and
      Proprietary Products ......       $ 30,671       $  1,898                                     $ 32,568
  Amortization of Other
      Intangible Assets .........       $ 10,023       $    721                                     $ 10,744
                                        --------       --------                                     --------
                                        $ 40,693       $  2,618                                     $ 43,312
                                        ========       ========                                     ========
  Allowance for Estimated Losses
     on Sales Returns ...........       $ 12,629                      $ 35,550       $(24,558)(a)   $ 23,621
                                        ========                      ========       =========      ========
  Allowance for Doubtful Accounts       $  1,137       $    470                      $   (192)      $  1,415
                                        ========       ========                      =========      ========
  Inventory Valuation Adjustment        $  5,297       $  8,411                      $ (5,840)(b)   $  7,868
                                        ========       ========                      =========      ========
============================================================================================================

a) Returns charged against provision, net of recoveries
b) Disposals, net of recoveries

                                       S2