Form 10-K/A
period 2000-02-26
TOPPS CO INC
filed 2000-06-01
CIK 812076

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ X ]

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

     This 10K/A is being  filed to amend and  restate  the Annual  Report in its
entirety.   See    February  26,  2000   Footnote  14, Contributed   Margin  for
Confectionery and Entertainment Products.


ITEM 9. CHANGES IN ACCOUNTANTS AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                          INDEPENDENT AUDITORS' REPORT
                  ON CONSOLIDATED FINANCIAL STATEMENT SCHEDULE


The Topps Company, Inc:

     We have audited the consolidated balance sheets of The Topps Company, Inc. and Subsidiaries as of February 26, 2000 and February 27, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended February 26, 2000, and have issued our report thereon dated May 31, 2000; such consolidated financial statements and report are included in your 2000 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of The Topps Company, Inc. and Subsidiaries listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


Deloitte & Touche LLP
New York, New York
May 31, 2000