Form 10-Q
period 2000-05-27
TOPPS CO INC
filed 2000-07-11
CIK 812076

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark  One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended May 27, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to ______________.


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


The number of outstanding shares of Common Stock as of July 5, 2000 was 45,460,000.

                             THE TOPPS COMPANY, INC.




--------------------------------------------------------------------------------
                         PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------


ITEM 1.  FINANCIAL STATEMENTS


                         Index                                       Page

          Condensed Consolidated Balance Sheets as of
            May 27, 2000 and February 26, 2000                         3

          Condensed Consolidated Statements of Operations
            for the thirteen weeks ended May 27, 2000 and
            May 29, 1999                                               4

          Condensed Consolidated Statements of Comprehensive
            Income for the thirteen weeks ended May 27, 2000
            and May 29, 1999                                           5

          Condensed Consolidated Statements of Cash Flows
            for the thirteen weeks ended May 27, 2000 and
            May 29, 1999                                               6

          Notes to Condensed Consolidated Financial Statements         7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                 11



--------------------------------------------------------------------------------
                           PART II - OTHER INFORMATION
--------------------------------------------------------------------------------


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             15



The condensed consolidated financial statements for the thirteen weeks ended May 27, 2000 included herein have been reviewed by Deloitte & Touche LLP independent public accountants, in accordance with established professional standards for such a review. The report of Deloitte & Touche LLP is included on page 10.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             (Unaudited)
                                                                 May        February
                                                               27, 2000     26, 2000
                                                               --------     --------
                                                               (amounts in thousands
                                                                 except share data)


CURRENT ASSETS:
    Cash and cash equivalents ..............................   $  87,373    $  75,853
    Accounts receivable - net ..............................      57,772       25,730
    Inventories ............................................      18,259       20,738
    Income tax receivable ..................................         474          253
    Deferred tax assets ....................................       4,347        5,737
    Prepaid expenses and other current assets ..............       6,609        5,357
                                                                 -------      -------
        TOTAL CURRENT ASSETS ...............................     174,834      133,668
                                                                 -------      -------

PROPERTY, PLANT, & EQUIPMENT ...............................      16,500       15,768
    Less:  accumulated depreciation and amortization .......       6,841        6,587
                                                                 -------      -------
        NET PROPERTY, PLANT & EQUIPMENT ....................       9,659        9,181
                                                                 -------      -------
INTANGIBLE ASSETS, net of accumulated
    amortization of $43,966 and $43,312 as of May 27, 2000 .      56,934       57,588
    and February 26, 2000, respectively
OTHER ASSETS ...............................................       2,931        2,876
                                                               ---------    ---------
        TOTAL ASSETS .......................................   $ 244,358    $ 203,313
                                                               =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable .......................................   $  20,181    $  18,958
    Accrued expenses and other liabilities .................      43,538       36,941
    Income taxes payable ...................................      16,126        6,641
                                                                --------     --------
        TOTAL CURRENT LIABILITIES ..........................      79,845       62,540

DEFERRED INCOME TAXES ......................................       2,381        2,630
OTHER LIABILITIES ..........................................       9,221        8,968
                                                                --------     --------
        TOTAL LIABILITIES ..................................      91,447       74,138
                                                                --------      -------

STOCKHOLDERS' EQUITY:
    Preferred stock, par value $.01 per share authorized
        10,000,000 shares, none issued .....................        --           --
    Common stock, par value $.01 per share, authorized
        100,000,000 shares; issued 47,971,683 shares and
        47,835,758 shares as of May 27, 2000 and February ..         480          478
        26, 2000, respectively
  Additional paid-in capital ...............................      18,981       18,498
  Treasury stock, 2,585,500 shares and 2,012,500 shares
       as of May 27, 2000 and February 26, 2000 respectively     (21,133)     (16,677)
  Retained earnings ........................................     158,015      128,990
  Accumulated other comprehensive loss .....................      (3,432)      (2,114)
                                                                 -------     --------
         TOTAL STOCKHOLDERS' EQUITY ........................     152,911      129,175
                                                                 -------     --------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ........   $ 244,358    $ 203,313
                                                               =========    =========

See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                          (Unaudited)
                                                     Thirteen weeks ended
                                                     May              May
                                                   27, 2000        29, 1999
                                                   --------        --------
                                                    (amounts in thousands,
                                                      except share data)

Net sales ...................................     $  144,332     $   84,941

Cost of sales ...............................         71,919         47,194
                                                     -------        -------
      Gross profit on sales .................         72,413         37,747

Other income (expense) ......................            647            (92)
                                                     -------        -------
                                                      73,060         37,655

Selling, general and administrative expenses          27,050         22,077
                                                     -------        -------
      Income from operations ................         46,010         15,578

Interest income (expense), net ..............            811            129
                                                     -------        -------
Income before provision for income taxes ....         46,821         15,707

Provision for income taxes ..................         17,792          6,440
                                                     -------        -------
      Net income ............................     $   29,029     $    9,267
                                                     =======        =======


Net income per share - Basic ................     $      .64     $      .20
Net income per share - Diluted ..............     $      .62     $      .20


Weighted average shares outstanding - basic .     45,581,000     46,427,000
Weighted average shares outstanding - diluted     46,789,000     47,176,000





See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME




                                             (Unaudited)
                                         Thirteen weeks ended
                                           May          May
                                        27, 2000      29, 1999
                                        --------      --------
                                        (amounts in thousands)


     Net income ....................    $ 29,029       $  9,267

     Currency translation adjustment      (1,318)           406
                                        --------       --------
     Comprehensive income ..........    $ 27,711       $  9,673

































See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                 (Unaudited)
                                                            Thirteen weeks ended
                                                              May          May
                                                            27, 2000     29, 1999
                                                            (amounts in thousands)
  Cash flows from operating activities:
    Net income ...........................................   $ 29,029    $  9,267
    Add(subtract) non-cash items included in net income:
         Depreciation and amortization ...................        983       1,116
         Deferred income taxes ...........................      1,141      (1,841)

    Change in operating assets and liabilities:
         Accounts receivable .............................    (32,042)     (8,639)
         Inventories .....................................      2,479       1,513
         Income tax receivable ...........................       (221)         56
         Prepaid expenses and other current assets .......     (1,252)        268
         Payables and other current liabilities ..........     17,305       9,305
         Other assets, liabilities, and comprehensive loss     (1,113)        648
                                                              --------     -------
                Cash provided by operating activities ....     16,309      11,693
                                                              --------     -------
  Cash flows from  investing activities:
         Additions to property, plant and equipment ......       (818)       (546)
                                                              --------     -------
                Cash used in investing activities ........       (818)       (546)
                                                              --------     -------
  Cash flows from financing activities:
        Reduction of debt ................................       --        (2,500)
        Exercise of stock options ........................        485          64
        Repurchase of common stock .......................     (4,456)       --
                                                               -------     -------
                 Cash used in financing activities .......     (3,971)     (2,436)
                                                               -------     -------
 Net increase in cash and cash equivalents ...............     11,520       8,711
 Cash and cash equivalents at beginning of quarter .......     75,853      41,728
                                                              -------     -------
 Cash and cash equivalents at end of quarter .............   $ 87,373    $ 50,439
                                                              =======     =======

Supplemental disclosures of cash flow information:

 Interest paid ...........................................   $     26    $    315
 Income taxes paid .......................................   $  3,610    $  3,124


See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THIRTEEN WEEKS ENDED MAY 27, 2000



1.   Basis of Presentation

     The accompanying unaudited condensed interim consolidated financial statements have been prepared by The Topps Company, Inc. and subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, which are, in the opinion of management, considered necessary for a fair presentation. These statements do not include all information required by generally accepted accounting principles to be included in a full set of financial statements. Operating results for the thirteen weeks ended May 27, 2000 and May 29, 1999 are not necessarily indicative of the results that may be expected for the year ending March 3, 2001. For further information refer to the consolidated financial statements and notes thereto in the Company's annual report for the year ended February 26, 2000.

2.   Quarterly Comparison

     Management believes that quarter-to-quarter comparisons of sales and operating results are affected by a number of factors, including the timing of product introductions and variations in shipping and factory scheduling requirements. Thus, annual sales and earnings amounts are unlikely to consist of equal quarterly portions.

3.   Inventories

                                             (Unaudited)
                                                May        February
                                             27, 2000      26, 2000
                                             --------      --------
                                             (amounts in thousands)

     Raw materials .......................   $ 2,804        $ 3,171
     Work in process ....................        805            529
     Finished products ..................     14,650         17,038
                                             -------        -------
     Total                                   $18,259        $20,738
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

     The Confectionery segment consists of a variety of lollipop products including Ring Pop, Push Pop, Baby Bottle Pop and Flip Pop, the Bazooka bubble gum line and other novelty confectionery products, including Pokemon confectionery products.

     The Entertainment Products segment consists of trading cards, sticker/album products and magazines featuring licenses from popular films, television shows and other entertainment properties.

     The Company's management evaluates the performance of each segment based upon its contributed margin, which is profit after cost of goods, product development, advertising and promotional costs and obsolescence, but before unallocated general and administrative expenses and manufacturing overhead, depreciation and amortization, other income (expense), interest and income taxes.

     The Company does not allocate assets among its business segments and therefore does not include a breakdown of assets or depreciation and amortization by segment.



                                                          Thirteen weeks ended
                                                            May              May
                                                       27, 2000         29, 1999
                                                       (In thousands of dollars)
     Net Sales
     Collectible Sports Products ...................     $ 29,110      $ 40,308
     Confectionery .................................       52,442        33,887
     Entertainment Products ........................       62,780        10,746
                                                          -------       -------
     Total .........................................     $144,332      $ 84,941
                                                          =======       =======
     Contributed Margin
     Collectible Sports Products ...................     $ 12,853      $ 16,178
     Confectionery .................................       17,541         8,609
     Entertainment Products ........................       31,570         5,029
                                                          -------       -------
     Total .........................................     $ 61,964      $ 29,816
                                                          =======       =======

     Reconciliation of contributed margin to income before provision for income taxes:

     Total contributed margin ......................     $ 61,964      $ 29,816
     Unallocated general and administrative expenses
        and manufacturing overhead .................      (15,618)      (13,030)
     Depreciation & amortization ...................         (983)       (1,116)
     Other income (expense) ........................          647           (92)
                                                          -------       -------
     Income from operations ........................       46,010        15,578
     Interest income (expense), net ................          811           129
                                                          -------       -------
     Income before provision for income taxes ......     $ 46,821      $ 15,707
                                                          =======       =======

5.   Credit Agreement

     On June 26, 2000, the Company entered into a credit agreement with Chase Manhattan Bank and LaSalle Bank National Association. This credit agreement replaced the previous agreement with Chase Manhattan Bank which was set to expire on July 6, 2000. The new agreement provides for a $35.0 million unsecured facility to cover revolver and letter of credit needs and expires on June 26, 2004. Interest rates are variable and are a function of the Company's EBITDA. The credit agreement contains restrictions and prohibitions of a nature generally found in loan agreements of this type and requires the Company, among other things, to comply with certain financial covenants, limits the Company's ability to repurchase its shares, sell or acquire assets or borrow additional money and prohibits the payment of dividends.

6.   Accrued Expenses and Other Liabilities

     The provision for estimated losses on sales returns, which previously had been included in the balance of accrued expenses and other liabilities, has been reclassified as a contra account to accounts receivable. This presentation has been reflected on the condensed and consolidated balance sheets as of May 27, 2000 and February 26, 2000.


7.   Legal Proceedings

     In November 1998, the Company was named as a defendant in a purported class action commenced in the United States District Court for the Southern District of California (the "California Court") entitled Rodriquez, et. al.
     v. The Topps Company, Inc., No. CV 2121-B (AJB) (S.D. Cal.) (the "Class Action"). The Class Action alleges that the Company violated the Racketeer Influenced and Corrupt Organizations Act ("RICO"), and the California Unfair Business Practices Act, by its practice of selling sports and entertainment trading cards with randomly-inserted "insert" cards, allegedly in violation of state and federal anti-gambling laws. The Class Action seeks treble damages and attorneys' fees on behalf of all individuals who purchased packs of cards at least in part to obtain an "insert" card over a four-year period. On January 22, 1999, plaintiffs moved to consolidate the Class Action with similar class actions pending against several of the Company's principal competitors and licensors in the California Court. On January 25, 1999, the Company moved to dismiss the complaint, or, alternatively, to transfer the Class Action to the Eastern District of New York or stay the Class Action pending the outcome of the Declaratory Judgment Action pending in the Eastern District of New York. By orders dated May 14, 1999, the California Court denied the Company's motions to dismiss or transfer the Class Action but granted the Company's motion to stay the Class Action pending the outcome of the Declaratory Judgment Action. The California Court also denied plaintiffs' motion to consolidate the Class Action with similar purported class actions. On April 18, 2000, the California Court entered an order requiring plaintiffs in the Class Action as well as in the other purported Class Actions to show cause why all such actions should not be dismissed. By order dated June 21, 2000, the California Court vacated its May 14, 2000 order denying the Company's motion to dismiss the Class, dismissed the RICO claim in the Class Action nunc pro tunc with prejudice and without leave to replead, and dismissed the pendent state law claims without prejudice. Plaintiffs are likely to appeal the California Court's June 21, 2000 dismissal of the Class Action. If the Class Action were reinstated on appeal, an adverse outcome in the Class Action could materially effect the Company's future plans and results.

INDEPENDENT ACCOUNTANTS' REPORT
-------------------------------


Board of Directors and Stockholders
The Topps Company, Inc.


We have made a review of the accompanying condensed consolidated balance sheet of The Topps Company, Inc. and subsidiaries (the "Company") as of May 27, 2000, and the related condensed consolidated statements of operations and cash flows for the thirteen week periods ended May 27, 2000 and May 29, 1999. These financial statements are the responsibility of the Corporation's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial information, applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of February 26, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 30, 2000 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 26, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




DELOITTE & TOUCHE LLP



/Signature/

June  22, 2000
New York, New York

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Quarter Fiscal Year 2001 versus Fiscal Year 2000
------------------------------------------------------

The following table sets forth, for the periods indicated, net sales by key business segment:

                                               May             May
                                             27, 2000       29, 1999
                                             --------       --------
                                            (In thousands of dollars)

          Collectible Sports Products....    $ 29,110       $ 40,308
          Confectionery .................      52,442         33,887
          Entertainment Products ........      62,780         10,746
                                              -------         ------
          Total .........................    $144,332       $ 84,941
                                              =======         ======

Net sales for the first quarter of fiscal 2001 increased 69.9% to $144.3 million from $84.9 million for the same period last year. This was the result of increased sales of confectionery and entertainment products which more than offset a decline in collectible sports products.

Net sales of collectible sports products, which consist of both sports cards and sports sticker/album products, decreased 27.8% to $29.1 million in the first quarter of fiscal 2001 from $40.3 million in the comparable period last year. Sales comparisons this year versus last were affected by the NBA lockout which resulted in an unusual quantity of basketball product being shipped in the year ago period. Sales of baseball cards and European soccer sticker/album products were also less this year than last.

Net sales of confectionery products increased 54.8% in the first quarter of this year to $52.4 million from $33.9 million in fiscal 2000. Included in fiscal 2001 sales are $13.0 million of Pokemon confectionery products. Excluding Pokemon products, sales of core confectionery products increased 16.5%, primarily driven by the further success of Baby Bottle Pop worldwide and growth of Push Pop in Japan and the U.S.

Net sales of entertainment products, which consist of entertainment cards and sticker/album products, increased to $62.8 million in the first quarter of fiscal 2001 from $10.7 million in fiscal 2000, primarily due to the success of Pokemon cards and sticker/album products in Europe.

Gross profit as a percentage of net sales for the first quarter of fiscal 2001 increased to 50.2% as compared with 44.4% for the same period last year. This margin improvement was the result of several factors, including the increased mix of high-margin entertainment products, higher revenues, in general, which provided for the further leverage of fixed costs, and real cost improvements, particularly in the area of obsolescence.

Other income (expense) of $647,000 this year versus an expense of $92,000 last year was the result of higher levels of prompt payment discounts on European inventory purchases and a reduction in foreign exchange translation losses.

Selling, general and administrative ("SG&A") expenses decreased as a percentage of net sales to 18.7% in the first quarter of fiscal 2001 from 26.0% a year ago as a result of higher sales. SG&A dollar spending increased to $27.1 million from $22.1 million due to higher freight costs and broker commissions as a result of the increase in sales, greater expenditures for advertising and marketing, earlier recognition of the annual incentive bonus plan and the Company's investment in its Internet initiative.

Net interest income (expense) increased to $811,000 in fiscal 2001 from $129,000 in fiscal 2000 due to the elimination of the Company's loan balance and an increase in cash on hand.

Net income for the first quarter of fiscal 2001 was $29.0 million, or $0.62 per fully diluted share, as compared with $9.3 million, or $0.20 per fully diluted share last year.


Liquidity and Capital Resources
-------------------------------

On June 27,  2000,  the  Company  entered  into a credit  agreement  with  Chase
Manhattan Bank and LaSalle Bank National Association. This credit agreement replaced the previous agreement with Chase Manhattan Bank which was set to expire on July 6, 2000. The new agreement provides for a $35.0 million unsecured facility to cover revolver and letter of credit needs and expires on June 26, 2004. Interest rates are variable and are a function of the Company's EBITDA. The credit agreement contains restrictions and prohibitions of a nature generally found in loan agreements of this type and requires the Company, among other things, to comply with certain financial covenants, limits the Company's ability to repurchase its shares, sell or acquire assets or borrow additional money and prohibits the payment of dividends.

In October 1999, the Board of Directors authorized the Company to repurchase up to 5 million shares of its stock. As of May 27, 2000, the Company had repurchased a total of 1,483,000 shares at an average price of $8.22. During the first quarter of fiscal 2001 alone, the Company repurchased 543,000 shares at an average price of $8.17.

As of May 27, 2000, the Company had $87.4 million in cash and cash equivalents.

During the first quarter of fiscal 2001, the Company's net increase in cash and cash equivalents was $11.5 million versus $8.7 million in fiscal 2000. Cash provided by operating activities in the first quarter of this year was $16.3 million versus $11.7 million last year, as higher net income and an increase in payables and other current liabilities were partially offset by an increase in receivables. Cash used in investing activities this quarter reflects $818,000 in capital expenditures compared with $546,000 in capital expenditures last year. Cash used in financing activities reflects the use of $4.5 million to repurchase Company stock this year versus debt payments of $2.5 million in the first quarter of last year.

Management believes that the Company has adequate means to meet its liquidity and capital resource needs over the foreseeable future.

Cautionary Statements
---------------------

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the 'Reform Act"), the Company is hereby filing cautionary statements identifying important factors that could cause actual results to differ materially from those projected in any forward-looking statements of the Company made by or on behalf of the Company, whether oral or written. Among the factors that could cause the Company's actual results to differ materially from those indicated in any such forward statements are: (i) the failure of certain of the Company's principal products, particularly sports cards, entertainment cards, lollipops and sticker/album collections, to achieve expected sales levels; (ii) quarterly fluctuations in results; (iii) the
Company's loss of important licensing arrangements; (iv) technological, production, legal costs or other problems which result in the Company's inability to launch its Internet initiative; (v) the failure of the Company's Internet initiative to achieve expected levels of success; (vi) the Company's loss of important supply arrangements with third parties; (vii) the loss of any of the Company's key customers or distributors; (viii) further prolonged and material contraction in the trading card industry as a whole; (ix) further declines in the sale of U.K. Premier League sticker/album collections; (x) excessive returns of the Company's products; (xi) civil unrest, currency devaluation or political upheaval in certain foreign countries in which the Company conducts business; as well as other risks detailed from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.
























 .

                             THE TOPPS COMPANY, INC.

                                     PART II

                                OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


The Annual Meeting of Stockholders of the Company took place on June 29, 2000 for the following purposes:

         1.  To elect three directors;
         2.  To ratify the appointment of auditors.



The results of the matters voted on are as follows:

                                        For            Against       Abstentions
                                        ---            -------       -----------
1.  Election of Directors
          Arthur T. Shorin              41,421,017     983,452            0
          Wm. Brian Little              41,478,315     926,154            0
          Stanley Tulchin               41,461,414     943,055            0

2.  Ratification of appointment
     of auditors                        42,150,870     140,230         113,369

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits as required by Item 601 of Regulation S-K

    10.39 Credit Agreement dated June 26, 2000 with The Chase Manhattan Bank

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












July 11, 2000