Form 10-Q
period 2000-08-26
TOPPS CO INC
filed 2000-10-10
CIK 812076

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended August 26, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to __________________


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













Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes X  No __


The number of outstanding shares of Common Stock as of October 6, 2000 was 44,792,000.

                             THE TOPPS COMPANY, INC.





--------------------------------------------------------------------------------
                         PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------


ITEM 1.  FINANCIAL STATEMENTS


                         Index                                      Page
                         -----                                      ----

          Condensed Consolidated Balance Sheets as of
             August 26, 2000 and February 26, 2000                    3

          Condensed Consolidated  Statements of Operations
             for the thirteen and twenty-six weeks ended
             August 26, 2000 and August 28, 1999                      4

          Condensed Consolidated Statements of Comprehensive
             Income for the thirteen and twenty-six weeks ended
             August 26, 2000 and August 28, 1999                      5

          Condensed Consolidated Statements of Cash Flows
             for the twenty-six weeks ended August 26, 2000
             and August 28, 1999                                      6

          Notes to Condensed Consolidated Financial Statements        7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                11





--------------------------------------------------------------------------------
                           PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 1.  LEGAL PROCEEDINGS                                           15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                            16



The condensed consolidated financial statements for the thirteen weeks ended August 26, 2000 included herein have been reviewed by Deloitte & Touche LLP independent public accountants, in accordance with established professional standards for such a review. The report of Deloitte & Touche LLP is included on page 10.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         (Unaudited)
                                                           August        February
                                                          26, 2000       26, 2000
                                                          --------       --------
                                                          (amounts in thousands
                                                            except share data)
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents ..........................   $ 140,249    $  75,853
    Accounts receivable - net ..........................      34,341       25,730
    Inventories - net ..................................      18,186       20,738
    Income tax receivable ..............................         145          253
    Deferred tax assets ................................       3,863        5,737
    Prepaid expenses and other current assets ..........       7,102        5,357
                                                             -------      -------
        TOTAL CURRENT ASSETS ...........................     203,886      133,668
                                                             -------      -------

PROPERTY, PLANT, & EQUIPMENT ...........................      17,058       15,768
    Less:  accumulated depreciation and amortization ...       7,143        6,587
                                                              ------       ------
        NET PROPERTY, PLANT & EQUIPMENT ................       9,915        9,181
                                                              ------       ------

INTANGIBLE ASSETS, net of accumulated
    amortization of $44,621 and $43,312 as of August 26,      56,279       57,588
    2000 and February 26, 2000, respectively
OTHER ASSETS ...........................................       3,218        2,876
                                                             -------      -------
        TOTAL ASSETS ...................................   $ 273,298    $ 203,313
                                                             -------      -------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable ...................................   $  17,886    $  18,958
    Accrued expenses and other liabilities .............      39,811       36,941
    Income taxes payable ...............................      24,796        6,641
                                                              ------       ------
        TOTAL CURRENT LIABILITIES ......................      82,493       62,540

DEFERRED INCOME TAXES ..................................       2,532        2,630
OTHER LIABILITIES ......................................       9,472        8,968
                                                              ------       ------
        TOTAL LIABILITIES ..............................      94,497       74,138
                                                              ------       ------

STOCKHOLDERS' EQUITY:
    Preferred stock, par value $.01 per share authorized
        10,000,000 shares, none issued .................        --           --
    Common stock, par value $.01 per share, authorized
        100,000,000 shares; issued 48,261,341 shares and
        47,835,758 shares as of August 26, 2000 and ....         483          478
        February 26, 2000, respectively
  Additional paid-in capital ...........................      20,064       18,498
  Treasury stock, 3,136,000 shares and 2,012,500 shares
       as of August 26, 2000 and February 26, 2000, ....     (27,046)     (16,677)
       respectively
  Retained earnings ....................................     189,979      128,990
  Accumulated other comprehensive loss .................      (4,679)      (2,114)
                                                             -------      -------
         TOTAL STOCKHOLDERS' EQUITY ....................     178,801      129,175
                                                             -------      -------
         TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY ........................................   $ 273,298    $ 203,313
                                                             =======      =======


See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.


                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              (Unaudited)
                                                  Thirteen weeks ended     Twenty-six weeks ended
                                                   August       August      August        August
                                                  26, 2000     28, 1999    26, 2000      28, 1999
                                                  --------     --------    --------      --------
                                                    (amounts in thousands, except share data)

Net sales ..................................     $141,708     $ 80,391     $286,040     $165,332

Cost of sales ..............................       67,216       43,105      139,135       90,299
                                                 --------     --------     --------     --------
      Gross profit on sales ................       74,492       37,286      146,905       75,033

Other income ...............................          324          557          971          465
                                                 --------     --------     --------     --------
                                                   74,816       37,843      147,876       75,498

Selling, general and administrative expenses       24,369       21,318       51,419       43,395
                                                 --------     --------     --------     --------

     Income from operations ................       50,447       16,525       96,457       32,103

Interest income (expense), net .............        1,106          223        1,917          352
                                                 --------     --------     --------     --------
Income before provision for income taxes ...       51,553       16,748       98,374       32,455

Provision for income taxes .................       19,589        6,867       37,381       13,307
                                                 --------     --------     --------     --------
                  Net income ...............     $ 31,964     $  9,881     $ 60,993     $ 19,148
                                                 ========     ========     ========     ========

Net income per share - basic                       $ 0.71       $ 0.21       $ 1.34       $ 0.41
                     - diluted                       0.68         0.21         1.30         0.40


Weighted average shares outstanding - basic    45,307,000   46,495,000     45,444,000   46,462,000
                                    - diluted  46,732,000   47,541,000     46,765,000   47,295,000



See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.


                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME



                                                      (Unaudited)
                                    Thirteen weeks ended       Twenty-six weeks ended
                                     August      August         August        August
                                    26, 2000    28, 1999       26, 2000      28, 1999
                                                (amounts in thousands)

Net income ....................     $ 31,964      $  9,881      $ 60,993      $ 19,148

Currency translation adjustment         (423)         (170)       (2,565)          236
                                      ------         -----       -------        ------
Comprehensive income ..........     $ 31,541      $  9,711      $ 58,428      $ 19,384
                                      ======         =====        ======        ======






























See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                               (Unaudited)
                                                         Twenty-six  weeks ended
                                                          August         August
                                                         26, 2000       28, 1999
                                                          (amounts in thousands)
  Cash flows from operating activities:
    Net income .......................................   $  60,993    $  19,148
    Add (subtract) non-cash items included in income:
         Depreciation and amortization ...............       1,962        2,225
         Deferred taxes on income ....................       1,776       (2,674)

    Change in operating assets and liabilities:
         Accounts receivables ........................      (8,611)       2,941
         Inventories .................................       2,552         (314)
         Income tax receivable .......................         108           57
         Prepaid expenses and other current assets ...      (1,745)         997
         Payables and other current liabilities ......      19,953       (1,480)
         Other .......................................      (2,493)         667
                                                            -------      ------
                 Cash provided by operating activities      74,495       21,567
                                                            ------       ------

Cash flows from investing activities:
    Additions to property, plant and equipment .......      (1,301)      (1,338)
                                                            -------      -------
                Cash used in investing activities ....      (1,301)      (1,338)
                                                            -------      -------
Cash flows from financing activities:
     Reduction of debt ...............................        --         (5,417)
     Exercise of stock options .......................       1,571          550
     Repurchase of common stock ......................     (10,369)        --
                                                           --------      -------
                 Cash used in financing activities ...      (8,798)      (4,867)
                                                           --------      -------

Net increase in cash .................................      64,396       15,362
Cash at beginning of year ............................      75,853       41,728
                                                            ------       -------
Cash at end of period ................................   $ 140,249    $  57,090
                                                           =======       =======


Supplemental disclosures of cash flow information:

Interest paid ........................................   $     102    $     603
Income taxes paid ....................................   $  18,762    $   4,330


See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     TWENTY-SIX WEEKS ENDED AUGUST 26, 2000


1.   Basis of Presentation

     The accompanying unaudited condensed interim consolidated financial statements have been prepared by The Topps Company, Inc. and subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, considered necessary for a fair presentation. These statements do not include all information required by generally accepted accounting principles to be included in a full set of financial statements. Operating results for the thirteen weeks ended August 26, 2000 and August 28, 1999 are not necessarily indicative of the results that may be expected for the year ending March 3, 2001. For further information refer to the consolidated financial statements and notes thereto in the Company's annual report for the year ended February 26, 2000.


2.   Quarterly Comparison

     Management believes that quarter-to-quarter comparisons of sales and operating results are affected by a number of factors, including the timing of product introductions and variations in shipping and factory scheduling requirements. Thus, annual sales and earnings amounts are unlikely to consist of equal quarterly portions.


3.   Inventories, Net

                                            (Unaudited)
                                              August        February
                                             26, 2000       26, 2000
                                             (amounts in thousands)

          Raw materials                      $  3,689        $  3,171
          Work in process                         548             529
          Finished products                    13,949          17,038
                                               ------          ------
             Total                           $ 18,186        $ 20,738
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

     The Confectionery segment consists of a variety of lollipop products including Ring Pop, Push Pop and Baby Bottle Pop, the Bazooka bubble gum line and other novelty confectionery products, including Pokemon confectionery products.

     The Entertainment Products segment consists of trading cards, sticker/album products and magazines featuring licenses from popular films, television shows and other entertainment properties.

     The Company's management evaluates the performance of each segment based upon its contributed margin, which is profit after cost of goods, product development, advertising and promotional costs and obsolescence, but before unallocated general and administrative expenses and manufacturing overhead, depreciation and amortization, other income, interest and income taxes.

     The Company does not allocate assets among its business segments and therefore does not include a breakdown of assets or depreciation and amortization by segment.


                                            Thirteen weeks ended     Twenty-six weeks ended
                                             August      August       August        August
                                            26, 2000    28, 1999     26, 2000      28, 1999
                                                       (In thousands of dollars)
Net Sales
---------
Collectible Sports Products ............   $  34,471    $  29,721    $  63,581    $  70,029
Confectionery ..........................      57,221       36,488      109,663       70,375
Entertainment Products .................      50,016       14,182      112,796       24,928
                                           ---------    ---------    ---------    ---------
Total ..................................   $ 141,708    $  80,391    $ 286,040    $ 165,332
                                           =========    =========    =========    =========

Contributed Margin
------------------
Collectible Sports Products ............   $  12,860    $  11,534    $  25,715    $  27,712
Confectionery ..........................      24,187       12,008       41,703       20,617
Entertainment Products .................      29,989        7,168       61,241       12,197
                                           ---------    ---------    ---------    ---------
Total ..................................   $  67,036    $  30,710    $ 128,659    $  60,526
                                           =========    =========    =========    =========


Reconciliation of contributed margin
   to income before provision for
   income taxes:

Total contributed margin ...............   $  67,036    $  30,710    $ 128,659    $  60,526
Unallocated general and administrative
   expenses and manufacturing overhead .     (15,934)     (13,633)     (31,211)     (26,663)
Depreciation & amortization ............        (979)      (1,109)      (1,962)      (2,225)
Other income ...........................         324          557          971          465
                                           ---------    ---------    ---------    ---------
Income from operations .................      50,447       16,525       96,457       32,103
Interest income (expense), net .........       1,106          223        1,917          352
                                           ---------    ---------    ---------    ---------
Income before provision for income taxes   $  51,553    $  16,748    $  98,374    $  32,455
                                           =========    =========    =========    =========

5.   Credit Agreement

     On June 26, 2000, the Company entered into a credit agreement with Chase Manhattan Bank and LaSalle Bank National Association. This credit agreement replaced the previous agreement with Chase Manhattan Bank which was set to expire on July 6, 2000. The new agreement provides for a $35.0 million unsecured facility to cover revolver and letter of credit needs and expires on June 26, 2004. Interest rates are variable and a function of the Company's EBITDA. The credit agreement contains restrictions and prohibitions of a nature generally found in loan agreements of this type and requires the Company, among other things, to comply with certain financial covenants, limits the Company's ability to repurchase its shares, sell or acquire assets or borrow additional money and prohibits the payment of dividends. The credit agreement may be terminated by the Company at any point over the four-year term (provided the Company repays all outstanding amounts thereunder) without penalty.



6.   Accrued Expenses and Other Liabilities

     The provision for estimated losses on sales returns, which previously had been included in the balance of accrued expenses and other liabilities, has been reclassified as a contra account to accounts receivable. This presentation has been reflected on the condensed and consolidated balance sheets as of August 26, 2000 and February 26, 2000.

INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors and Stockholders
The Topps Company, Inc.


We have made a review of the accompanying condensed consolidated balance sheet of The Topps Company, Inc. and subsidiaries (the "Company") as of August 26,
2000, and the related condensed consolidated statements of operations and cash flows for the thirteen and twenty-six week periods ended August 26, 2000 and August 28, 1999. These financial statements are the responsibility of the Corporation's management.

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


SIGNATURE

September 19, 2000
New York, New York

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Second Quarter  Fiscal 2001  (thirteen  weeks ended August 26, 2000) compared to
--------------------------------------------------------------------------------
Second Quarter Fiscal 2000 (thirteen weeks ended August 28, 1999)
-----------------------------------------------------------------

The following table sets forth, for the periods indicated, net sales by key business segment:


                                   Thirteen weeks ended   Twenty-six weeks ended
                                    August      August     August        August
                                   26, 2000    28, 1999   26, 2000      28, 1999
                                            (In thousands of dollars)

     Net Sales

     Collectible Sports Products   $ 34,471   $ 29,721    $ 63,581    $ 70,029
     Confectionery .............     57,221     36,488     109,663      70,375
     Entertainment Products ....     50,016     14,182     112,796      24,928
                                   --------   --------    --------    --------
     Total .....................   $141,708   $ 80,391    $286,040    $165,332
                                   ========   ========    ========    ========


Net sales for the second quarter of fiscal 2001 increased 76.3% to $141.7 million from $80.4 million for the same period last year. This was the result of increased sales in all three business segments. Sales were negatively affected by weaker European currencies this year than last and would have been approximately $7 million higher had the currencies remained constant year-over-year.

Net sales of collectible sports products, which consist of both sports cards and sports sticker/album products, increased 16.0% to $34.5 million in the second quarter of fiscal 2001 from $29.7 million in the comparable period last year. Sales of football products increased as a result of favorable timing of releases, introduction to Gallery brand and growth of other football products. Sales of baseball cards were also above the prior year, while sales of basketball products were below year ago levels primarily due to changes in the timing of certain releases.

Net sales of confectionery products increased 56.8% in the second quarter of this year to $57.2 million from $36.5 million in fiscal 2000. Included in fiscal 2001 sales are $16.2 million of Pokemon confectionery products. Excluding Pokemon products, sales of core confectionery products increased 12.4%, primarily driven by the further success of Baby Bottle Pop and growth of Push Pop in Japan, the U.S. and Canada.

Net sales of entertainment products, which consist of entertainment cards and sticker/album products, increased to $50.0 million in the second quarter of fiscal 2001 from $14.2 million in fiscal 2000 as a result of the success of Pokemon cards and sticker/album products in Europe and, to a lesser extent, product returns which were lower than had been anticipated. In fiscal 2000, entertainment product sales consisted primarily of Star Wars products.

Gross profit as a percentage of net sales for the second quarter of fiscal 2001 increased to 52.6% as compared with 46.4% for the same period last year. This margin improvement was largely the result of the increased mix of high-margin entertainment products and higher reveneues in general, which provided for the further leverage of fixed costs.

The decrease in other income to $324,000 this year from $557,000 last year was primarily due to the collection of a Mexican VAT receivable last year.

Selling, general and administrative ("SG&A") expenses decreased as a percentage of net sales to 17.2% in the second quarter of fiscal 2001 from 26.5% a year ago as a result of higher sales. SG&A dollar spending increased to $24.4 million from $21.3 million due to the Company's investment in its Internet initiative and greater expenditures for advertising and marketing in the U.S. and Canada.

Net interest income increased to $1.1 million in fiscal 2001 from $223,000 in fiscal 2000 due to the elimination of the Company's loan balance and an increase in cash on hand.

Net income for the second quarter of fiscal 2001 was $32.0 million, or $0.68 per fully diluted share, as compared with $9.9 million, or $0.21 per fully diluted share last year.


First Half Fiscal 2001  (twenty-six  weeks ended August 26, 2000) compared to
--------------------------------------------------------------------------------
First Half Fiscal 2000 (twenty-six weeks ended August 28, 1999)
---------------------------------------------------------------

Net sales for the first half of fiscal 2001 increased 73.0% to $286.0 million from $165.3 million for the same period last year. This was the result of increased sales of confectionery and entertainment products which more than offset a decline in collectible sports products. Sales were negatively affected by weaker European currencies this year versus last and would have been approximately $12 million higher had currencies remained constant year-over-year.

Net sales of collectible sports products decreased 9.2% to 63.6 million in the first half of fiscal 2001 from $70.0 million in the comparable period last year. Sales comparisons this year versus last were affected by the NBA lockout which resulted in an unusual quantity of basketball product being shipped in the first quarter of fiscal 2000. Sales of baseball cards, hockey cards and Europen soccer sticker/album products were also less this year than last. Sales of football products increased year-over-year as a result of favorable timing of releases, introduction of the Gallery brand and growth of other football products.


Net sales of confectionery products increased 55.8% in the first half of this year to $109.7 million from $70.4 million in fiscal 2000. Included in fiscal 2001 sales are $29.2 million of Pokemon confectionery products. Excluding Pokemon products, sales of core confectionery products increased 14.3%, primarily driven by the further success of Baby Bottle Pop and growth of Push Pop in Japan and the U.S.

Net sales of entertainment products increased to $112.8 million in the first half of fiscal 2001 from $24.9 million in fiscal 2000 largley due to the success of Pokemon cards and sticker/album products in Europe and to a lesser extent, product returns which were lower than had been anticipated. In fiscal 2000, entertainment product sales consisted primarily of Star War products.

Gross profit as a percentage of net sales for the first half of fiscal 2001 increased to 51.4% as compared with 45.4% for the same period last year. This margin improvement was the result of several factors, including the increased mix of high-margin entertainment products, higher revenues, in general, which provided for the further leverage of fixed costs, and real cost improvements, particularly in the area of obsolescence.

Other income increased to $971,000 this year from $465,000 last year primarily as a result of a reduction in foreign exchange translation losses and higher levels of prompt payment discounts on European inventory purchases.

Selling, general and administrative ("SG&A") expenses decreased as a percentage of net sales to 18.0% in the first half of fiscal 2001 from 26.2% a year ago as a result of higher sales. SG&A dollar spending increased to $51.4 million from $43.4 million due to greater expenditures for advertising and marketing, the Company's investment in its Internet initiative, earlier recognition of the annual incentive bonus plan and higher freight costs in Europe as a result of the increased sales.

Net interest income increased to $1.9 million in fiscal 2001 from $352,000 in fiscal 2000 due to the elimination of the Company's loan balance and an increase in cash on hand.

Net income for the first half of fiscal 2001 was $61.0 million, or $1.30 per fully diluted share, as compared with $19.1 million, or $0.40 per fully diluted share last year.


Liquidity and Capital Resources
-------------------------------

On June 26,  2000,  the  Company  entered  into a credit  agreement  with  Chase
Manhattan Bank and LaSalle Bank National Association. This credit agreement replaced the previous agreement with Chase Manhattan Bank which was set to expire on July 6, 2000. The new agreement provides for a $35.0 million unsecured facility to cover revolver and letter of credit needs and expires on June 26, 2004. Interest rates are variable and are a function of the Company's EBITDA. The credit agreement contains restrictions and prohibitions of a nature generally found in loan agreements of this type and requires the Company, among other things, to comply with certain financial covenants, limits the Company's ability to repurchase its shares, sell or acquire assets or borrow additional money and prohibits the payment of dividends. The credit agreement may be terminated by the Company at any point over the four-year term (provided the Company repays all outstanding amounts thereunder) without penalty.

In October 1999, the Board of Directors authorized the Company to repurchase up to 5 million shares of its stock. As of August 26, 2000, the Company had repurchased a total of 2,033,500 shares at an average price of $8.93. During the second quarter of fiscal 2001, the Company repurchased 550,500 shares at an average price of $10.70.

As of August 26, 2000, the Company had $140.2 million in cash and cash equivalents.

During the first half of fiscal 2001, the Company's net increase in cash and cash equivalents was $64.4 million versus $15.4 million in the first half of fiscal 2000. Cash provided by operating activities in the first half of this year was $74.5 million versus $21.6 million last year, as higher net income and an increase in payables and other current liabilities were partially offset by an increase in receivables. Cash used in investing activities reflects $1.3 million in capital expenditures in the first half of fiscal 2001 and fiscal 2000, respectively. Cash used in financing activities reflects the use of $10.4 million to repurchase Company stock this year versus debt payments of $5.4 million in the first half of last year.

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

Among the factors that could cause the Company's actual results to differ materially from those indicated in any such forward-looking statements are: (i) the failure of certain of the Company's principal products, particularly sports cards, entertainment cards, lollipops and sticker/album collections, to achieve expected sales levels; (ii) quarterly fluctuations in results; (iii) the
Company's loss of important licensing arrangements; (iv) technological, production, legal costs or other problems which result in the Company's inability to launch its Internet initiative; (v) the failure of the Company's Internet initiative to achieve expected levels of success; (vi) the Company's loss of important supply arrangements with third parties; (vii) the loss of any of the Company's key customers or distributors; (viii) further prolonged and material contraction in the trading card industry as a whole; (ix) further declines in the sale of U.K. Premier League sticker/album collections; (x) excessive returns of the Company's products; (xi) civil unrest, currency devaluation or political upheaval in certain foreign countries in which the Company conducts business; (xii) further significant decreases in the vitality of the Company's Pokemon license; as well as other risks detailed from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

ITEM 1.   LEGAL PROCEEDINGS

     In November 1998, the Company was named as a defendant in a purported class action commenced in the United States District Court for the Southern District of California (the "California Court") entitled Rodriquez, et. al.
     v. The Topps Company, Inc., No. CV 2121-B (AJB) (S.D. Cal.) (the "Class Action"). The Class Action alleges that the Company violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the California Unfair Business Practices Act, by its practice of selling sports and entertainment trading cards with randomly-inserted "insert" cards, allegedly in violation of state and federal anti-gambling laws. The Class Action seeks treble damages and attorneys' fees on behalf of all individuals who purchased packs of cards at least in part to obtain an "insert" card over a four-year period. On January 22, 1999, plaintiffs moved to consolidate the Class Action with similar class actions pending against several of the Company's principal competitors and licensors in the California Court. On January 25, 1999, the Company moved to dismiss the complaint, or, alternatively, to transfer the Class Action to the Eastern District of New York or stay the Class Action pending the outcome of the Declaratory Judgment Action pending in the Eastern District of New York. By orders dated May 14, 1999, the California Court denied the Company's motions to dismiss or transfer the Class Action but granted the Company's motion to stay the Class Action pending the outcome of the Declaratory Judgment Action. The California Court also denied plaintiffs' motion to consolidate the Class Action with similar purported class actions. On April 18, 2000, the California Court entered an order requiring plaintiffs in the Class Action as well as in the other purported Class Actions to show cause why all such actions should not be dismissed. By order dated June 21, 2000, the California Court vacated its May 14, 2000 order denying the Company's motion to dismiss the Class, dismissed the RICO claim in the Class Action with prejudice and without leave to replead, and dismissed the pendent state law claims without prejudice. Plaintiffs filed a notice of appeal of the California Court's decision to the United States Court of Appeals for the Ninth Circuit on July 21, 2000. If the Class Action were reinstated on appeal, an adverse outcome in the Class Action could materially effect the Company's future plans and results.

     On August 21, 2000, the Company was named as a defendant in a purported class action commenced in the Superior Court of the State of California for the County of Alameda (the "California State Court") entitled Chaset, et al. v. The Upper Deck Company, et al., No. 830257-9 (the "California Class Action"). The California Class Action alleges that the Company and other manufacturers and licensors of sports and entertainment trading cards committed unlawful, unfair and fraudulent business acts under the California Unfair Business Practices Act and the California Consumer Legal Remedies Act by the practice of selling trading cards with randomly-inserted "insert" cards allegedly in violation of state and federal anti-gambling laws and state consumer laws. The California Class Action seeks declaratory, equitable and injunctive relief and attorneys' fees on behalf of a purported nationwide class of trading card purchasers. Plantiff has indicated that he intends to amend his complaint, including an amendment to demand compensatory and punitive damages and restitution, and all parties to the action have jointly applied to the California State Court for an order providing that plantiff shall file an amended complaint on or before October 18, 2000 and that defendants shall file an answer or other responsive pleading on or before December 15, 2000. An adverse outcome in the California Class Action could materially effect the Company's future plans and results.

     On February 18, 2000, the Company was named as a defedant in an action commenced in the Central District Court of California, entitled Telepresense Technologies, LLC vs. The Topps Company, Inc. No. SA CV 00-181. The Company is one of ten trading card manufacturers who have been sued by Telepresense Technologies, LLC, under 35 U.S.C. Section 271, 281, et seq, for alleged patent infringement. The action alleges that through the practice of selling relic cards which include pieces of game-worn jerseys, the Company has infringed U.S. Patent No. 5,803,501. The action seeks injunctive relief, treble damages and attorneys fees. The Company has entered into a joint defense agreement with eight of the other defendants and on April 21, 2000 filed an Answer, which was amended on September 22, 2000 to add an affirmative defense that Telepresense Technologies, LLC lacks standing to sue. An adverse outcome in this case could materially effect the Company's future plans and results.

     In all the above matters, the Company's management believes that it has mentioned defenses and intends to vigorously defend against these claims.


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










October 10, 2000