Form 10-Q
period 2000-11-25
TOPPS CO INC
filed 2001-01-09
CIK 812076

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 25, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ________________.


Commission File Number:  0-15817


                             THE TOPPS COMPANY, INC.
             (Exact name of registrant as specified in its charter)


               Delaware                                11-2849283
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization )                 Identification No.)


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


The number of outstanding shares of Common Stock as of January 4, 2001 was 44,623,000.

                             THE TOPPS COMPANY, INC.




--------------------------------------------------------------------------------
                         PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------

ITEM 1.  FINANCIAL STATEMENTS


               Index                                                  Page

     Condensed Consolidated Balance Sheets as of
          November 25, 2000 and February 26, 2000                       3

     Condensed Consolidated Statements of Operations
          for the thirteen and thirty-nine weeks ended
          November 25, 2000 and November 27, 1999                       4

     Condensed Consolidated Statements of Comprehensive
          Income for the thirteen and thirty-nine weeks
          ended November 25, 2000 and November 27, 1999                 5

     Condensed Consolidated Statements of Cash Flows
          for the thirty-nine weeks ended November 25, 2000
          and November 27, 1999                                         6

     Notes to Condensed Consolidated Financial Statements               7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                           11




--------------------------------------------------------------------------------
                           PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 1.  LEGAL PROCEEDINGS                                             15


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              16



The condensed consolidated financial statements for the thirteen weeks ended November 25, 2000 included herein have been reviewed by Deloitte & Touche LLP independent public accountants, in accordance with established professional standards for such a review. The report of Deloitte & Touche LLP is included on page 10.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                            (Unaudited)
                                                              November     February
                                                              25, 2000     26, 2000
                                                              --------     --------
                                                             (amounts in thousands,
                                                                except share data)

ASSETS
------
CURRENT ASSETS:

    Cash and cash equivalents ............................   $ 152,858    $  75,853
    Accounts receivable - net ............................      22,490       25,730
    Inventories ..........................................      20,451       20,738
    Income tax receivable ................................       1,007          253
    Deferred tax assets ..................................       3,366        5,737
    Prepaid expenses and other current assets ............       7,752        5,357
                                                               -------      -------
        TOTAL CURRENT ASSETS .............................     207,924      133,668
                                                               -------      -------

PROPERTY, PLANT, & EQUIPMENT .............................      18,916       15,759
    Less:  accumulated depreciation and amortization .....       7,814        6,578
                                                               -------      -------
        NET PROPERTY, PLANT & EQUIPMENT ..................      11,102        9,181
                                                               -------      -------

INTANGIBLE ASSETS, net of accumulated
    amortization of $45,275 and $43,312 as of November 25,
    2000 and February 26, 2000, respectively .............      55,625       57,588
OTHER ASSETS .............................................       3,289        2,876
                                                               -------      -------
        TOTAL ASSETS .....................................   $ 277,940    $ 203,313
                                                               =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
    Accounts payable .....................................   $  12,299    $  18,958
    Accrued expenses and other liabilities ...............      41,742       36,941
    Income taxes payable .................................      24,463        6,641
                                                                ------       ------
        TOTAL CURRENT LIABILITIES ........................      78,504       62,540

DEFERRED INCOME TAXES ....................................         861        2,630
OTHER LIABILITIES ........................................       9,727        8,968
                                                                ------       ------
        TOTAL LIABILITIES ................................      89,092       74,138
                                                                ------       ------
STOCKHOLDERS' EQUITY:

    Preferred stock, par value $.01 per share authorized
        10,000,000 shares, none issued ...................        --           --
    Common stock, par value $.01 per share, authorized
        100,000,000 shares; issued 48,338,841 shares and
        47,835,758 shares as of November 25, 2000 and
        February 26, 2000, respectively ..................         483          478
    Additional paid-in capital ...........................      20,319       18,498
    Treasury stock, 3,741,500 shares and 2,012,500 shares
        as of November 25, 2000 and February 26, 2000, ...     (32,530)     (16,677)
        respectively
    Retained earnings ....................................     208,864      128,990
    Accumulated other comprehensive loss .................      (8,288)      (2,114)
                                                               -------      -------
         TOTAL STOCKHOLDERS' EQUITY ......................     188,848      129,175
                                                               -------      -------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......   $ 277,940    $ 203,313
                                                               =======      =======

See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                               (Unaudited)
                                              Thirteen weeks ended    Thirty-nine weeks ended
                                             November       November   November     November
                                             25, 2000       27, 1999   25, 2000     27, 1999
                                             --------       --------   --------     --------
                                                (amounts in thousands, except share data)
Net sales .................................. $  92,700   $ 110,777    $ 378,740     $276,109

Cost of sales ..............................    45,182      52,222      184,317      142,521
                                                ------     -------      -------      -------
      Gross profit on sales ................    47,518      58,555      194,423      133,588

Other income (expense) .....................       195         (63)       1,166          402
                                                ------     -------      -------      -------
                                                47,713      58,492      195,589      133,990

Selling, general and administrative expenses    22,897      21,941       74,316       65,336
                                                ------     -------      -------      -------
     Income from operations ................    24,816      36,551      121,273       68,654

Interest income, net .......................     1,613         618        3,530          970
                                                ------     -------      -------      -------
Income before provision for income taxes ...    26,429      37,169      124,803       69,624

Provision for income taxes .................     7,548      15,239       44,929       28,546
                                                ------     -------      -------      -------
                  Net income ...............  $ 18,881   $  21,930    $  79,874     $ 41,078
                                                ======     =======      =======      =======



Net income per share - basic                    $ 0.42      $ 0.47       $ 1.77      $ 0.88
                     - diluted                    0.41        0.46         1.72        0.86


Weighted average shares outstanding - basic   44,796,000  46,447,000   45,228,000  46,450,000
                                    -diluted  44,959,000  47,986,000   46,487,000  47,523,000


See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME



                                                       (Unaudited)
                                    Thirteen weeks ended         Thirty-nine weeks ended
                                   November       November       November       November
                                   25, 2000       27, 1999       25, 2000       27, 1999
                                   --------       --------       --------       --------
                                                   (amounts in thousands)
Net income .....................   $ 18,881       $ 21,930       $ 79,874       $ 41,078

Currency translation adjustment.     (3,609)          (361)        (6,174)          (125)
                                   --------       --------       --------       --------
Comprehensive income ...........   $ 15,272       $ 21,569       $ 73,700       $ 40,953
                                   ========       ========       ========       ========






























See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                             (Unaudited)
                                                       Thirty-nine weeks ended
                                                       November       November
                                                       25, 2000       27, 1999
                                                       --------       --------
                                                        (amounts in thousands)

 Cash flows from operating activities:
    Net income .......................................   $  79,874    $  41,078
    Add (subtract) non-cash items included in income:
         Depreciation and amortization ...............       3,400        3,363
         Deferred taxes on income ....................         602       (4,148)

    Change in operating assets and liabilities:
         Accounts receivables ........................       3,240      (10,969)
         Inventories .................................         287         (737)
         Income tax receivable .......................        (754)          55
         Prepaid expenses and other current assets ...      (2,395)        (255)
         Payables and other current liabilities ......      15,964        9,282
         Other .......................................      (6,029)         566
                                                           -------       ------
                 Cash provided by operating activities      94,189       38,235
                                                           -------       ------

Cash flows from investing activities:
    Additions to property, plant and equipment .......      (3,157)      (1,847)
                                                            -------      -------
                Cash used in investing activities ....      (3,157)      (1,847)
                                                            -------      -------
Cash flows from financing activities:
     Reduction of debt ...............................        --        (15,783)
     Exercise of stock options .......................       1,826          823
     Repurchase of common stock ......................     (15,853)      (2,063)
                                                           --------     --------
                 Cash used in financing activities ...     (14,027)     (17,023)
                                                           --------     --------
Net increase in cash .................................      77,005       19,365
Cash at beginning of year ............................      75,853       41,728
                                                           -------       ------
Cash at end of period ................................   $ 152,858    $  61,093
                                                           =======       ======



Supplemental disclosures of cash flow information:

     Interest paid                                       $     98      $   810
     Income taxes paid                                   $ 24,822      $30,811


See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    THIRTY-NINE WEEKS ENDED NOVEMBER 25, 2000


1.       Basis of Presentation

          The accompanying  unaudited condensed interim  consolidated  financial statements have been prepared by The Topps Company, Inc. and subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and reflect all adjustments, which are, in the opinion of management, considered necessary for a fair presentation. These statements do not include all information required by generally accepted accounting principles to be included in a full set of financial statements. Operating results for the thirteen weeks ended November 25, 2000 and November 27, 1999 are not necessarily indicative of the results that may be expected for the year ending March 3, 2001. For further information refer to the consolidated financial statements and notes thereto in the Company's annual report for the year ended February 26, 2000.

          In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statments." SAB 101 summarizes certain of the SEC'S views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 no later than the fourth quarter of fiscal 2001. SAB 101 is not expected to have a material impact on the Company's financial statements.

2.       Quarterly Comparison

          Management believes that quarter-to-quarter comparisons of sales and operating results are affected by a number of factors, including the timing of product introductions and variations in shipping and factory scheduling requirements. Thus, annual sales and earnings amounts are unlikely to consist of equal quarterly portions.

3.       Inventories, Net
                                           (Unaudited)
                                             November       February
                                             25, 2000       26, 2000
                                            ---------       --------
                                             (amounts in thousands)

          Raw materials                      $  2,929       $  3,171
          Work in Process                       1,426            529
          Finished products                    16,096         17,038
                                             --------       --------
          Total                              $ 20,451       $ 20,738
                                             ========       ========

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

                                              Thirteen weeks ended         Thrity-nine weeks ended
                                             November       November       November       November
                                             25, 2000       27, 1999       25, 2000       27, 1999
                                             --------       --------       --------       --------
                                                           (In thousands of dollars)
Net Sales
---------
Collectible Sports Products ............     $  36,489      $  36,735      $ 100,070      $ 106,764
Confectionery ..........................        33,472         30,569        143,135        100,944
Entertainment Products .................        22,739         43,473        135,535         68,401
                                             ---------      ---------      ---------      ---------
Total ..................................     $  92,700      $ 110,777      $ 378,740      $ 276,109
                                             =========      =========      =========      =========

Contributed Margin
------------------
Collectible Sports Products ............     $  11,061      $  14,940      $  36,776      $  42,652
Confectionery ..........................        12,913          9,382         54,616         29,999
Entertainment Products .................        16,200         27,423         77,441         39,620
                                             ---------      ---------      ---------      ---------
Total ..................................     $  40,174      $  51,745      $ 168,833      $ 112,271
                                             =========      =========      =========      =========

Reconciliation of contributed margin
  to income before provision for
  income taxes:
Total contributed margin ...............     $  40,174      $  51,745      $ 168,833      $ 112,271
Unallocated general and administrative
  expenses and manufacturing overhead ..       (14,115)       (13,993)       (45,326)       (40,656)
Depreciation & amortization ............        (1,438)        (1,138)        (3,400)        (3,363)
Other income (expense) .................           195            (63)         1,166            402
                                             ----------     ---------      ---------      ---------
Income from operations .................        24,816         36,551        121,273         68,654
Interest income, net ...................         1,613            618          3,530            970
                                             ----------     ---------      ---------      ---------
Income before provision for income taxes     $  26,429      $  37,169      $ 124,803      $  69,624
                                             =========      =========      =========      =========



5.        Credit Agreement

          On June 26, 2000, the Company entered into a credit agreement with Chase Manhattan Bank and LaSalle Bank National Association. The agreement provides for a $35.0 million unsecured facility to cover revolver and letter of credit needs and expires on June 26, 2004.
          Interest rates are variable and a function of the Company's EBITDA. The credit agreement contains restrictions and prohibitions of a nature generally found in loan agreements of this type and requires the Company, among other things, to comply with certain financial covenants, limits the Company's ability to repurchase its shares, sell or acquire assets or borrow additional money and prohibits the payment of dividends. This credit agreement may be terminated by the Company at any point over the four-year term (provided the Company repays all outstanding amounts thereunder) without penalty.


6.        Accrued Expenses and Other Liabilities

          The provision for estimated losses on sales returns, which previously had been included in the balance of accrued expenses and other liabilities, has been reclassified as a contra account to accounts receivable. This presentation has been reflected on the condensed and consolidated balance sheets as of November 25, 2000 and February 26, 2000.

INDEPENDENT ACCOUNTANTS' REPORT
-------------------------------


Board of Directors and Stockholders
The Topps Company, Inc.


We have made a review of the accompanying condensed consolidated balance sheet of The Topps Company, Inc. and subsidiaries (the "Company") as of November 25, 2000, and the related condensed consolidated statements of operations and cash flows for the thirteen and thirty-nine week periods ended November 25, 2000 and November 27, 1999. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with auditing standards generally accepted in the United States of America.

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




DELOITTE & TOUCHE LLP


SIGNATURE

January 03, 2001
New York, New York

TEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
       OF OPERATIONS

Third Quarter of Fiscal 2001  (thirteen  weeks ended November 25, 2000) compared
--------------------------------------------------------------------------------
to Third Quarter of Fiscal 2000 (thirteen weeks ended November 27, 1999)
------------------------------------------------------------------------

The following table sets forth, for the periods indicated, net sales by key business segment:

                                   Thirteen weeks ended  Thirty-nine weeks ended
                                   November    November    November    November
                                   25, 2000    27, 1999    25, 2000    27, 1999
                                   --------    --------    --------    --------
                                             (In thousands of dollars)

     Net Sales

     Collectible Sports Products   $36,489    $ 36,735     $100,070     $106,764
     Confectionery .............    33,472      30,569      143,135      100,944
     Entertainment Products ....    22,739      43,473      135,535       68,401
                                   -------     -------     --------     --------
     Total .....................   $92,700    $110,777     $378,740     $276,109
                                   =======    ========     ========     ========

Net sales for the third quarter of fiscal 2001 decreased 16.3% to $92.7 million from $110.8 million for the same period last year. This year's third quarter sales were reduced by $6.8 million as a result of foreign currencies weakening against the dollar.

Net sales of collectible sports products, which consist of both sports cards and sports sticker/album products, were $36.5 million versus $36.7 million in last year's third quarter. Sales of baseball products were above the prior year as the market responded favorably to the first in a series of products commemorating the 50th anniversary of Topps' first baseball card. Sales of football and European soccer products were less this year than last.

Net sales of confectionery products increased 9.5% in the third quarter of this year to $33.5 million from $30.6 million in fiscal 2000. The sales increase was driven by $6.8 million in Pokemon confectionery sales this year (versus $1.1 million last year) and continued strong growth of Baby Bottle Pop domestically.

Net sales of entertainment products totaled $22.7 million in the quarter, virtually all of which came from the sale of Pokemon products in Europe. Included in this year's sales figure was a $7.8 million reversal of the returns provision, a function of the strong sell-through of these products. Last year, net sales of entertainment products totaled $43.5 million, $38.1 million from Pokemon and $5.4 million from sales of products under other licenses, primarily Star Wars.

Gross profit as a percentage of net sales for the third quarter of fiscal 2001 decreased to 51.3% as compared with 52.9% for the same period last year. This margin reduction was principally the result of the lower sales of high-margin entertainment products. Margins this year were also impacted by higher product development costs on the U.S. sports business.

Other income (expense) improved to $195,000 this year from an expense of $63,000 last year, largely due to the absense of both foreign exchange translation losses and a VAT receivable write-off recorded last year.

Selling, general and administrative ("SG&A") expenses increased as a percentage of net sales to 24.7% in the third quarter of fiscal 2001 from 19.8% a year ago. This percentage increase was a function of lower sales as well as higher SG&A than a year ago. SG&A expenses increased to $22.9 million this year from $21.9 million primarily due to greater expenditures for advertising and marketing and the Company's investment in its Internet initiative. SG&A benefited in the quarter this year from reduced freight costs which were a function of the lower sales.

Net interest income increased to $1.6 million in fiscal 2001 from $618,000 in fiscal 2000 due to the increase in cash on hand.

The effective tax rate for the third quarter of fiscal 2001 was 28.6% versus 41.0% in the third quarter of last year. The very favorable third quarter effective rate was the result of the catch-up effect of reducing the full year forecast rate to 36% from a forecast rate of 38% at the time earnings were reported last quarter. The improvement in the full year forecast rate to 36% this year from 41% at this time last year was a function of the higher mix of international earnings this year and the lower effective rate on those earnings and a one-time tax benefit as a result of a refund claim filed in the third quarter.

Net income for the third quarter of fiscal 2001 was $18.9 million, or $0.41 per fully diluted share, as compared with $21.9 million, or $0.46 per fully diluted share last year.


First Nine Months of Fiscal 2001  (thirty-nine  weeks ended  November  25, 2000)
--------------------------------------------------------------------------------
compared to First Nine Months of Fiscal 2000  (thirty-nine  weeks ended November
--------------------------------------------------------------------------------
27, 1999)
---------

Net sales for the first nine months of fiscal 2001 increased 37.2% to $378.7 million from $276.1 million for the same period last year. This was the result of increased sales of confectionery and entertainment products which more than offset a decline in collectible sports products. Sales through the first nine months of this year were reduced by $19.0 million as a result of foreign currencies weakening against the dollar.

Net sales of collectible sports products decreased 6.3% in the first nine months of fiscal 2001 to $100.1 million from $106.8 in the comparable period last year. Sales comparisons this year versus last were affected by the NBA lockout which resulted in an unusual quantity of basketball product being shipped in the first quarter of fiscal 2000. Sales of European soccer sticker/album products and hockey products were also less this year than last. Sales of football products increased year-over-year as a result of favorable timing of releases, the introduction of the Gallery brand and growth in other football products.

Net sales of confectionery products increased 41.8% in the first nine months of this year to $143.1 million from $100.9 million in fiscal 2000. Included in fiscal 2001 sales were $36.0 million of Pokemon confectionery products versus $1.1 million in the comparable period last year. The continued growth of Baby Bottle Pop domestically and Push Pop in Japan and the U.S. also contributed to sales increases versus last year.

Net sales of entertainment products increased to $135.5 million in the first nine months of fiscal 2001 from $68.4 million in fiscal 2000 due to the success of Pokemon cards and sticker/album products in Europe. In the first nine months of this year, sales of entertainment products excluding Pokemon were down $22.0 million, primarily due to the absence of Star Wars products sold last year.

Gross profit as a percentage of net sales for the first nine months of fiscal 2001 increased to 51.3% as compared with 48.4% for the same period last year. This margin improvement was the result of several factors including the increased mix of high-margin entertainment products, higher revenues, in general, which provided for the further leverage of fixed costs and cost improvements in the area of obsolescence.

Other income (expense) increased to $1.2 million this year from $402,000 last year primarily as a result of the absence of foreign exchange translation losses as well as higher levels of prompt payment discounts on European inventory purchases.

Selling, general and administrative ("SG&A") expenses decreased as a percentage of net sales to 19.6% in the first nine months of fiscal 2001 from 23.7% a year ago as a result of higher sales. SG&A expenses increased to $74.3 million from $65.3 million due to greater expenditures for advertising and marketing, the Company's investment in its Internet initiative and earlier recognition of the annual incentive bonus plan.

Net interest income increased to $3.5 million in fiscal 2001 from $970,000 in fiscal 2000 due to an increase in cash on hand and the elimination of the Company's loan balance.

The effective tax rate for the first nine months of fiscal 2001 was 36.0% versus 41.0% last year. The improvement was a function of the higher mix of international earnings this year and the lower effective rate on those earnings and a one-time tax benefit as a result of a refund claim filed in the third quarter.

Net income for the first nine months of fiscal 2001 was $79.9 million, or $1.72 per fully diluted share, as compared with $41.1 million, or $0.86 per fully diluted share last year.

Liquidity and Capital Resources
-------------------------------

On June 26, 2000, the Company entered into a credit agreement with Chase Manhattan Bank and LaSalle Bank National Association. The agreement provides for a $35.0 million unsecured facility to cover revolver and letter of credit needs and expires on June 26, 2004. Interest rates are variable and are a function of the Company's EBITDA. The credit agreement contains restrictions and prohibitions of a nature generally found in loan agreements of this type and requires the Company, among other things, to comply with certain financial covenants, limits the Company's ability to repurchase its shares, sell or acquire assets or borrow additional money and prohibits the payment of dividends. The credit agreement may be terminated by the Company at any point over the four-year term (provided the Company repays all outstanding amounts thereunder) without penalty.

In October 1999, the Board of Directors authorized the Company to repurchase up to 5 million shares of its stock. As of November 25, 2000, the Company had repurchased a total of 2,639,000 shares at an average price of $8.91. During the third quarter of fiscal 2001, the Company repurchased 605,500 shares at an average price of $8.98.

As of November 25, 2000, the Company had $152.9 million in cash and cash equivalents.

During the first nine months of fiscal 2001, the Company's net increase in cash and cash equivalents was $77.0 million versus $19.4 million in fiscal 2000. Cash provided by operating activities in the first nine months of this year was $94.2 million versus $38.2 million last year due to higher net income, an increase in payables and other current liabilities and a reduction in receivables. Cash used in investing activities in the first nine months reflects $3.2 million in capital expenditures this year versus $1.8 million in fiscal 2000. Cash used in financing activities reflects the use of $15.9 million to repurchase Company stock this year versus $2.1 million to repurchase stock and $15.8 million in debt payments in the first nine months of last year.

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

Among the factors that could cause the Company's actual results to differ materially from those indicated in any such forward statements are: (i) the failure of certain of the Company's principal products, particularly sports cards, entertainment cards, lollipops and sticker/album collections, to achieve expected sales levels; (ii) quarterly fluctuations in results; (iii) the
Company's loss of important licensing arrangements; (iv) technological, production, legal, licensing or other problems which result in the Company's inability to launch its Internet initiative; (v) the failure of the Company's Internet initiative to achieve expected levels of success; (vi) the Company's loss of important supply arrangements with third parties; (vii) the loss of any of the Company's key customers or distributors; (viii) further prolonged and material contraction in the trading card industry as a whole; (ix) further declines in the sale of U.K. Premier League sticker/album collections; (x) excessive returns of the Company's products; (xi) civil unrest, currency devaluation or political upheaval in certain foreign countries in which the Company conducts business; as well as other risks detailed from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

ITEM 1.  LEGAL PROCEEDINGS

     In November 1998, the Company was named as a defendant in a purported class action commenced in the United States District Court for the Southern District of California (the "California Court") entitled Rodriquez, et. al.
     v. The Topps Company, Inc., No. CV 2121-B (AJB) (S.D. Cal.) (the "Class Action"). The Class Action alleges that the Company violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the California Unfair Business Practices Act, by its practice of selling sports and entertainment trading cards with randomly-inserted "insert" cards, allegedly in violation of state and federal anti-gambling laws. The Class Action seeks treble damages and attorneys' fees on behalf of all individuals who purchased packs of cards at least in part to obtain an "insert" card over a four-year period. On January 22, 1999, plaintiffs moved to consolidate the Class Action with similar class actions pending against several of the Company's principal competitors and licensors in the California Court. On January 25, 1999, the Company moved to dismiss the complaint, or, alternatively, to transfer the Class Action to the Eastern District of New York or stay the Class Action pending the outcome of the Declaratory Judgment Action pending in the Eastern District of New York. By orders dated May 14, 1999, the California Court denied the Company's motions to dismiss or transfer the Class Action but granted the Company's motion to stay the Class Action pending the outcome of the Declaratory Judgment Action. The California Court also denied plaintiffs' motion to consolidate the Class Action with similar purported class actions. On April 18, 2000, the California Court entered an order requiring plaintiffs in the Class Action as well as in the other purported Class Actions to show cause why all such actions should not be dismissed. By order dated June 21, 2000, the California Court vacated its May 14, 2000 order denying the Company's motion to dismiss the Class, dismissed the RICO claim in the Class Action with prejudice and without leave to replead, and dismissed the pendent state law claims without prejudice. Plaintiffs filed a notice of appeal of the California Court's decision to the United States Court of Appeals for the Ninth Circuit on July 21, 2000. Briefing is under way and is expected to be completed by February 2001, after which point the Court of Appeals will hear oral argument on the appeal. If the Class Action were reinstated on appeal, an adverse outcome in the Class Action could materially effect the Company's future plans and results.


     On August 21, 2000, the Company was named as a defendant in a purported class action commenced in the Superior Court of the State of California for the County of Alameda (the "California State Court") entitled Chaset, et al. v. The Upper Deck Company, et al., No. 830257-9 (the "California Class Action"). The California Class Action alleges that the Company and other manufacturers and licensors of sports and entertainment trading cards committed unlawful, unfair and fraudulent business acts under the
     California Unfair Business Practices Act ("CUBPA") and the California Consumer Legal Remedies Act by the practice of selling trading cards with randomly-inserted "insert" cards allegedly in violation of state and federal anti-gambling laws and state consumer laws. The California Class Action asserts three claims for relief and seeks declaratory, equitable and injunctive relief and attorneys' fees on behalf of a purported nationwide class of trading card purchasers. Plantiff filed an amended complaint on October 13, 2000, including an amendment to demand compensatory and punitive damages and restitution. On December 14, 2000, plaintiff moved for summary judgment on one of his CUBPA claims. On December 15, 2000, all defendants filed a motion to dismiss two of the claims for failure to state a claim upon which relief can be granted; a motion for summary judgment dismissing the remaining claim; and a motion to strike all allegations of fraudulent or deceptive representations and all references to plaintiff's prayer for monetary relief.

     The California State Court has stayed discovery until defendants' motions are decided, and it has determined that plaintiff's motion for summary judgment will be decided, if necessary, after defendants' motions are decided. The deadline for plaintiff to file opposition papers to defendants' motions is January 30, 2001, and briefing will be completed by March 15, 2001. Oral argument on defendants' motions is scheduled for March 30, 2001. Plaintiffs' motion will be rescheduled after the California State Court reaches a decision on defendants' motions. An adverse outcome in the California Class Action could materially effect the Company's future plans and results.

     On February 18, 2000, the Company was named as a defendant in an action commenced in the Central District Court of California, entitled Telepresence Technologies, LLC vs. The Topps Company Inc. The Company is one of ten trading card manufacturers who have been sued by Telepresence Technologies, LLC, under 35 U.S.C. Section 271, 281, et seq, for alleged patent infringement. The action alleges that through the practice of selling relic cards which include pieces of game-worn jerseys, the Company has infringed U.S. Patent No. 5,803,501. The action seeks injunctive relief, treble damages and attorneys fees. The Company has entered into a joint defense agreement with eight of the other defendants and on April 21, 2000 filed an Answer, which was amended on September 22, 2000 to add an affirmative defense that Telepresence Technologies, LLC lacks standing to sue. The defendants have filed a motion for summary judgment for lack of standing which is currently pending. An adverse outcome in this case could materially affect the Company's future plans and results.

     In all the above matters, the Company's management believes that it has meritorious defenses and intends to vigorously defend against these claims.


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











January 9, 2001