Form 10-K
period 2001-03-03
TOPPS CO INC
filed 2001-06-01
CIK 812076

________________________________________________________________________________

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

(Mark One)
[X]                    ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended March 3, 2001

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

     The aggregate market value of Common Stock held by non-affiliates as of May 25, 2001 was approximately $411,000,000.

     The number of outstanding shares of Common Stock as of May 25, 2001 was 43,541,800.

        Documents incorporated by reference                        Part
        -----------------------------------                        ----

Annual Report to Stockholders for the Year Ended March 3, 2001     I,II,IV
Proxy Statement for the 2001 Annual Meeting of Stockholders          III

________________________________________________________________________________

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

     Topps is a marketer of premium-branded confectionery products including lollipops such as Ring Pop, Push Pop and Baby Bottle Pop, Bazooka brand bubble gum and certain novelty candy products. The Company also markets collectible sports and entertainment picture products featuring professional athletes and popular television, movie and other entertainment characters. These collectible picture products include, among other things, trading cards and sticker album collections.

     In 1995, the Company acquired Merlin Publishing International Limited, a U.K.-based marketer of licensed collectibles, primarily sticker album collections. While continuing to market products under the Merlin brand name, Merlin Publishing International Limited changed its corporate name to Topps Europe Ltd. ("Topps Europe") in March 1997. During fiscal 1996 and 1997, the Company established subsidiaries in Canada, Brazil and Argentina. The Company has also expanded its distribution of confectionery products in the Far East, particularly Japan. During fiscal 2001, the Company had employees in seven countries and distributed its products in sixty countries.



                                    PRODUCTS
Confectionery

     The Company markets premium quality lollipops throughout the United States, Canada, Europe and parts of Latin America and Asia. Core products include Ring Pop (a lollipop made of candy molded into the form of an exaggerated precious gem stone, anchored to a plastic ring), Push Pop (a cylinder-shaped lollipop packaged in a plastic container with a removable cap, designed to enable consumers to eat a portion of the pop now and save the rest for later) and Baby Bottle Pop (a miniature baby bottle filled with fruit-flavored powder and topped with a candy nipple).

________________________________________________________________________________

     Trademarks of The Topps Company, Inc. and Subsidiaries appearing in this report: Baby Bottle Pop, Bazooka, Bazooka Joe, Bowman, Bowman Chrome, Bowman's Best, Bowman Reserve, Bubble Juice, Flip Pop, Garbage Pail Kids, Jumpin' Jumbo Push Pop, Klip Pop, Mars Attacks, Merlin, Popzoid, Push Pop, Ring Pop, Topps, Topps Chrome, Topps Finest, Topps Gallery, Topps Gold Label, Topps Heritage, Topps Stadium Club, Treasure Pop, Triple Power Push Pop, Twisted Ring Pop and Wacky Packages.

Unless otherwise indicated, all date references refer to calendar years.

     The  Company  has been  marketing  Bazooka  brand  bubble  gum since  1947.
Traditional chunk Bazooka bubble gum is produced in individually-wrapped rectangular pieces in a variety of flavors and sold generally at a suggested retail price of five cents a piece. Individual pieces of Bazooka brand bubble gum include a comic featuring Bazooka Joe, a copyrighted cartoon character created by the Company in 1953.

     The Company sells multiple piece packs of Bazooka which, over the years, have included a ten-piece pack of traditional chunks, five-piece packs of soft chunks, six-piece packs of soft sugarless bubble gum, as well as various box, bag, tub and canister configurations. These packages are designed for distribution across all major trade channels.

     In fiscal 2000 and 2001, the Company marketed a line of Pokemon confectionery products including Pokemon Pops (premium lollipops with a Bazooka gum center sold with a Pokemon sticker), a Pokeball with a figure and candy inside, Pokemon Popzoids (lollipops with collectible Pokemon character sticks) and Pokemon Treasure Pops (lollipops with surprise Pokemon toys hidden inside the handle). The Company sold Pokemon confectionery products primarily in the U.S. and Canada in fiscal 2000 and throughout Europe in fiscal 2001.

     In late fiscal 2001, the Company also introduced Twisted Ring Pop (two flavors of candy swirled together in each pop) domestically and Jumpin' Jumbo Push Pop (a spring-loaded version of Push Pop) domestically and in Europe. These products will be rolled out across the U.S., Canada and Europe in fiscal 2002.

     In fiscal 2002, the Company plans to introduce several products, including cream-based Twisted Ring Pops, Jurassic Park Egg containers (plastic eggs with dinosaurs and candy inside in conjunction with the release of the Jurassic Park III movie), Marvel Popzoids (lollipops with collectible Marvel character sticks) and Klip Pops (pops that clip to a child's backpack or belt). The Company will also re-launch Bubble Juice (candy-coated bubble gum nuggets in miniature juice containers). Finally, the upcoming fiscal year will feature the Company's launch of some seasonal confectionery products, with the first products at retail Christmas 2001, followed by additional products for Valentine's Day and Easter 2002.


Collectible Sports Products
---------------------------

     The Company is a leading marketer of collectible picture products featuring players of Major League Baseball, the National Basketball Association, the National Football League, the National Hockey League and certain professional soccer leagues. In the U.S. and Canada, picture products are generally sold in the form of cards, while in the rest of the world picture products are typically sold in the form of sticker album collections.

     Card products contain photographs of athletes and other features, including summary statistics, biographical material, and, occasionally, shreds of memorabilia. The Company markets sports picture cards in various size packages, as well as complete sets, for distribution through a variety of trade channels.

     The Company distributes sports cards under brand names including, but not limited to, Topps, Topps Stadium Club, Topps Finest, Topps Gallery, Bowman, Bowman Chrome, Bowman's Best, Bowman Reserve, Topps Gold Label and Topps Chrome. The Company attempts to ensure that each brand of sports cards has its own unique positioning in the marketplace.

     2001 marks the 50th anniversary of Topps marketing baseball cards. In conjunction with this notable anniversary, the Company inserted vintage cards from each of the last 50 years in its Topps Baseball 2001 products. The Company also introduced Topps Heritage, a retro brand with bubble gum in every pack, which addresses a perceived consumer demand for nostalgia-based products and capitalizes on Topps' heritage and history in the sports collectible industry.

     All cards are high quality, showcasing various technologies and state-of-the-art reproduction techniques. Cards may also include value-added features such as foil stamping, film lamination, and small pieces of memorabilia. Prices generally range from a suggested retail price of $0.99 per pack to $7.00 per pack. The Company also sells products in box configurations that are offered to the consumer at a suggested retail price of $100 or more. The Company is continuously updating the features of its cards and seeking new technologies. In the last year, increased consumer demand for autographs and memorabilia has placed pressure on sports card margins.

     The Company is also in the process of developing etopps, a trading card brand that will be sold exclusively on the Internet. A test launch in December among a select audience was met with enthusiasm, and a full launch is planned to occur within the 2001 baseball season, once all the technology issues are resolved.

     Internationally, the Company has sports licenses for the U.K. Premier League Soccer and England National Soccer teams as well as soccer licenses in Italy. Sports sticker album collections, which are sold under the Merlin and Topps brand names, are marketed throughout Europe and parts of Asia. Stickers are sold in packages and display photos of popular local athletes and sports teams. The stickers are designed so that they can be placed in an associated album, which contains more detailed information and statistics regarding the players and teams.


Entertainment Products
----------------------

     The Entertainment Products segment consists of trading cards and sticker album products featuring licenses from popular films, television shows and other entertainment properties. Since the 1950's, the Company has marketed trading cards featuring some of the dominant entertainment properties of the time, including The Beatles, Elvis Presley, Star Wars, Michael Jackson, E.T.: The Extra-Terrestrial, Indiana Jones, Batman, Teenage Mutant Ninja Turtles and Jurassic Park. Occasionally, the Company has also created cards featuring its own entertainment properties such as Wacky Packages, Garbage Pail Kids and Mars Attacks, as well as cards detailing events of national interest such as Desert Storm. Over the years, entertainment products have experienced peaks and valleys in terms of consumer interest. This volatility, coupled with the returns exposure endemic to this business, has prompted the Company to be selective in determining which entertainment licenses to pursue.

     In fiscal 2000, through an agreement with Nintendo of America, the Company obtained the rights to develop and market products including trading cards, sticker album products and candy products, featuring the highly popular Pokemon characters. The Company began distributing Pokemon cards in the U.S. and Canada in August 1999 and expanded upon its domestic product line and introduced product into Europe, Latin America and parts of Asia in fiscal 2001. The Company published Pokemon sticker album collections in 21 countries and 17 languages. In addition to Pokemon card products, the Company marketed three entertainment card properties (Star Wars 3-D, N'Sync and X-Men) and Digimon sticker album properties in Fiscal 2001.

     In fiscal 2002, the Company plans to release a limited number of card and sticker album products featuring licenses such as Marvel Legends (inspired by the Marvel Super-Hero Universe), Planet of the Apes, Lord of the Rings, Star Wars and Monsters, Inc. from Disney-Pixar.

     For a schedule of net sales by key business segment for the past three fiscal years, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 7 of the Company's Annual Report to Stockholders for the year ended March 3, 2001 (the "Annual Report"), which is hereby incorporated by reference.



                           DISTRIBUTION AND MARKETING


Sales and Distribution
----------------------

     The Company's products are sold throughout the United States, Canada and Europe, as well as in certain Latin American and Asian markets.

     In the U.S., the Company's internal staff handles sales of confectionery products to national accounts. Confectionery sales to other channels are handled by a nation-wide network of broker organizations. Topps confectionery products reach thousands of retail outlets including supermarkets, drug, convenience stores, mass merchandisers, warehouse clubs, dollar stores and video and other specialty accounts. The Company's internal staff also handles U.S. sales of sports and entertainment collectibles to approximately 4,000 hobby stores, hobby distributors and category managers.

     In Canada, sales of trading cards and confectionery products are handled by a direct sales force and four regional brokers. Current distribution in Canada is to over 10,000 retail outlets.

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

Advertising and Promotion
-------------------------

     The Company utilizes a variety of marketing activities, including television, radio and print advertising campaigns, sweepstakes and promotions designed to create consumer awareness and increase retail sales of its products. Advertising and marketing expenses (which encompass media spending, slotting allowances, consumer promotions as well as player autograph and relic costs) included in selling, general, and administrative expenses amounted to $18,974,000 in fiscal 1999, $25,219,000 in fiscal 2000 and $29,565,000 in fiscal
2001.

     Traditionally, the Company has also relied on the popularity of its sports and other licensed products and the consumer recognition of its brand names to help promote its products.

     Approximately 80% of the Company's sales in fiscal 2001 were made on a returnable basis. Industry practices require that the Company provide the right to return on sales of trading card products (excluding those to hobby accounts), on confectionery products and on sales of most sticker album products overseas. Returns significantly in excess of the Company's returns provisions could have a material adverse effect on the Company. Consolidated return provisions as a percentage of gross sales for the fiscal years ended 1999, 2000 and 2001 were 8.3%, 8.5%, and 7.9%, respectively.



                                   PRODUCTION


     In December 1996, the Company discontinued operations at its Duryea, Pennsylvania manufacturing facility. Concurrent with the Duryea plant closure, Bazooka gum manufacturing was transferred to Hershey Foods Corporation and the cutting, collating and packaging of card products previously performed at the Duryea facility were outsourced to several manufacturers in the U.S.


Confectionery
-------------

     Ring Pop lollipops for sale in the U.S. are manufactured at the Company's Scranton, Pennsylvania factory. Ring Pop lollipops for sale in international markets as well as all Push Pops, Baby Bottle Pops, Flip Pops, Popzoids, Treasure Pops and Triple Power Push Pops are manufactured by a single supplier in factories located in Taiwan, Thailand and China. The loss of production at one or more of these facilities due to civil unrest or for any other reason could have a material adverse impact on sales of the Company's lollipops.

     The current agreement with Hershey Foods Corporation, which is renewed annually for a five-year term, requires the Company to source all of its U.S. Bazooka production needs from Hershey, provided it can fulfill the orders on a timely basis. Given the shortage of alternative manufacturers for Bazooka gum, failure by Hershey to supply the Company on a timely basis could have a material adverse effect on product availability and therefore, on sales of Bazooka.

     Sweeteners, flavors, paperboard, packaging materials, foil stamping, and UV coating, among other things, are required to manufacture the Company's total line of collectible picture and confectionery products and are generally available to the Company. The Company relies on single producers for several of these ingredients or processes. While alternative suppliers are generally available, some adjustment in product specification might be required if these single sources were no longer available to the Company.

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

     High-quality substrates (paperboard, plastic, foil) are sent directly to outside printers by the Company's suppliers. Pictures are printed utilizing a variety of techniques, and sheets of printed cards are then often sent to additional suppliers who foil stamp and UV (ultra violet) coat the sheets. Cards that require specialized printing and the combination of various substrates like plastic, polystyrene and holographic foils are purchased in full sheet form from specialty printers. Full sheets are then delivered to contract packers where they are cut into individual cards, collated and wrapped in a variety of package configurations.

     Sticker album production is subcontracted and coordinated by a single supplier in Italy. Adhesive material and packaging are sourced and printed by various subcontractors in Italy. The Company believes that there are other suitable sources available to meet its requirements if the current supplier were unable to meet the Company's needs.


                        TRADEMARKS AND LICENSE AGREEMENTS

     The Company considers its trademarks and license agreements to be of material importance to its business. The Company's principal trademarks have been registered in the United States and many foreign countries where its products are sold. The sports picture products marketed by the Company in the U.S. are all produced under license agreements with individual athletes or their players' associations, as well as the licensing bodies of the professional sports leagues. These agreements cover the following sports: Major League Baseball, NBA Basketball, NFL Football and NHL Hockey. The Company also has a contract with Premier League Soccer in the U.K. and with players and teams with regard to soccer in Italy. The Company's inability to renegotiate successfully its Major League Baseball, NFL Football, or Premier League Soccer agreements upon expiration, or the loss of any of these license agreements, could have a material adverse effect on the Company.

     The Company has an individual license agreement with virtually every major league baseball player. Each baseball player's license agreement is initially for four major league baseball seasons and may be extended for additional seasons as rights are used, if the player and the Company agree. Typically, these agreements are extended annually. Among the rights the Company receives are rights to use a player's name, picture, facsimile signature and biographical description in the form of two or three dimensional pictures, trading cards, postcards, stickers, stamps, transfers, decals, medallions or coins, each within certain size limitations. The licenses granted to the Company by athletes permit the athlete to grant others rights to the use of his name, picture and facsimile signature on other products, including collectible picture cards sold alone or with products other than gum and (with certain exceptions) candy.

     The Company has a related agreement with the Major League Baseball Players Association, which governs certain terms of the individual player contracts. The Company also has an agreement with Major League Baseball Properties, Inc., which covers the use of the names and insignias of the baseball teams and leagues in connection with its baseball picture products. Although the agreement was due to expire at the end of 2000, the parties have agreed to continue to operate under its terms while a new agreement is negotiated. However, the inability of the parties to reach a mutually satisfactory new agreement in the near term could have a material adverse effect on the Company. The Company conducts a related active licensing program with minor league baseball players and continuously seeks to supplement its relationship with the baseball community by personal visits and corporate identification. The Company considers such relationships to be good and to be of great importance to it. However, should an appreciable number of Major League Baseball players refuse to sign the Company's license agreement, it could have a material adverse effect on the Company.

     The Company also enters into license agreements with entertainment companies to produce certain products. The terms of these contracts depend on a variety of factors. Total royalty expense under the Company's sports and entertainment licensing contracts for the fiscal years ended 1999, 2000 and 2001 was $24,373,000, $43,403,000 and $46,727,000, respectively. See Note 18 of Notes to Consolidated Financial Statements in the Annual Report, which is incorporated herein by reference, for a description of minimum guarantee payments required under the Company's existing sports and entertainment contracts.


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


                                   SEASONALITY

     The  Company's  U.S.  sports card  products are sold  throughout  the year, spanning the four major sports seasons in which the Company currently participates, i.e., baseball, football, basketball and hockey. Topps Europe's sales of sports sticker album products are driven largely by shipments of Premier League Soccer, with much of the sales activity occurring in December through February. Sales of entertainment products tend to be driven by the property on which they are based, often peaking with the release of a movie or the rise in popularity of a television program or particular licensed property. Sales of confectionery products are impacted by the introduction of competitive new products and line extensions as well as competitive consumer and trade support programs.

                                   ENVIRONMENT

     The Company believes that it is in compliance in all material respects with existing federal, state and local regulations relating to the protection of the environment. Such environmental regulations have not had a material impact on the Company's capital expenditures, earnings or competitive position.


                                    EMPLOYEES

     The Company employed approximately 420 people in fiscal 2001.

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


                              CAUTIONARY STATEMENTS

     In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby filing cautionary statements identifying important factors that could cause actual results to differ materially from those projected in any forward-looking statements of the Company made by or on behalf of the Company, whether oral or written. The Company wishes to ensure that any forward-looking statements are accompanied by meaningful cautionary statements in order to maximize to the fullest extent possible the protections of the safe harbor established in the Reform Act. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors, among others, that could cause the Company's actual results to differ materially from those projected in forward-looking statements of the Company:

     1. Dependence on Licenses. The Company's trading card and sticker album businesses are highly dependent upon licensing arrangements with third parties. These licenses, which have varying expiration dates, are obtained from the various professional sports leagues, players associations and, in certain instances, the players themselves as well as entertainment companies. The Company's inability to renew or retain these licenses, or the lack of vitality of these licenses, could materially adversely affect its future plans and results.

     2. Contraction in Sports Card Industry. Although the Company believes that it stabilized in 1999 and 2000, the sports card industry as a whole contracted significantly over the last ten years. Further prolonged and material contraction in the sports card industry, whether caused by labor strife or otherwise, could materially adversely affect the Company's future plans and results.

     3. Declines in Sales of European Sticker Album Products. Sales of Topps Europe's soccer sticker album collections have declined over the past several years. Further significant declines in sales of these products could materially adversely affect the Company's future plans and results.

     4. Possible Labor Action in Baseball. The labor contract between the Major League Baseball Players Association and Major League Baseball Properties is due to expire at the end of the 2001 baseball season. Any work stoppage resulting from the parties failure to reach a new agreement could materially adversely affect the Company's future plans and results.

     5. Returns. Approximately 80% of the Company's sales are made on a returnable basis. Although the Company maintains returns provisions, returns considerably in excess of the Company's provisions could materially adversely affect its future plans and results.

     6. Suppliers. The Company has a single source of supply for certain of its lollipop products. The loss of this supplier due to civil unrest or for any other reason could materially adversely affect the Company's future plans and results.

     7. Customers. The Company has several large customers, some of which are serviced by single distributors. The loss of any of these customers or distributors could materially adversely affect the Company's future plans and results.

     8. Internet. The Company is making a significant investment in an Internet strategy. There is no guarantee that the strategy will be implemented or, if implemented, that it will be successful. Failure to implement or failure to achieve expected levels of success could materially adversely affect the Company's future plans and results.

     9. International Political and Economic Risk. Due to the Company's increased international presence, there is an increase in risk generally associated with operating outside of the U.S. Events such as civil unrest, currency devaluation and political upheaval could materially adversely affect the Company's future plans and results.

     10. Legal Proceedings. See Item 3: Legal Proceedings for a discussion of legal matters that could materially adversely affect the Company's future plans and results.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS, FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES


     The Company operates in three business segments. They are: (i) the marketing and distribution of confectionery products; (ii) the marketing and distribution of collectible sports products; and (iii) the marketing and distribution of entertainment products. Segment and geographic area information contained in Note 15 of the Notes to Consolidated Financial Statements included in the Annual Report is hereby incorporated by reference.


                        EXECUTIVE OFFICERS OF THE COMPANY

     The information required by this item with respect to the directors of the Company and those executive officers who are also directors appearing in the Proxy Statement for the annual meeting of stockholders scheduled to be held on June 28, 2001 ("2001 Proxy Statement") is hereby incorporated by reference thereto. Set forth below is information required by this item covering the other executive officers of the Company.


                                Position with the Company and business
Name                            experience during the past five years
----                            --------------------------------------

Ronald L. Boyum                 Vice President Marketing and Sales and General
                                Manager, Confectionery of the Company since
                                February 2000; Vice President - Marketing and
                                Sales of the Company since March 1995. Mr. Boyum is 49 years of age.

Edward P. Camp                  Vice President of the Company since April 1997
                                and President of the Hobby Division since
                                October 1995. Mr. Camp held a number of sales-related positions within the Company prior thereto. Mr. Camp is 54 years of age.

Michael P. Clancy               Vice President - International of the Company
                                since December 1998 and Vice President since
                                February 1995.   Mr. Clancy has been Managing
                                Director - Topps International Ltd (formerly
                                Topps Ireland) since July 1990 and was Joint
                                Managing Director - Topps Europe Ltd. from
                                January 1997 to December 1998. Mr. Clancy is 46 years of age.

Michael J. Drewniak             Vice President - Manufacturing of the Company
                                since March 1991. Mr. Drewniak held the position of General Manager-Manufacturing Operations prior thereto. Mr. Drewniak is 64 years of age.

                                Position with the Company and business
Name                            experience during the past five years
----                            --------------------------------------

Ira Friedman                    Vice  President - Publishing and New Product
                                Development of the Company since September 1991.
                                Mr. Friedman joined the Company in October 1988.
                                Mr. Friedman is 47 years of age.

Catherine K. Jessup             Vice President - Chief Financial Officer of the
                                Company since July 1995. Prior to joining the Company, Ms. Jessup held a number of positions with PepsiCo (a food products company)from 1981 to July 1995 including Director of Planning and C.F.O. PepsiCo Wines and Spirits. Ms. Jessup is
                                45 years of age.

William G. O'Connor             Vice President - Administration of the Company
                                since September 1991.  Mr. O'Connor was an
                                Assistant Secretary of the Company from June
                                1982 until June 1994. Mr. O'Connor is 52 years of age.

John Perillo                    Vice President - Operations of the Company since
                                April 1995 and Vice President-Controller and
                                Chief Financial Officer of the Company from
                                April 1990 to July 1995. Mr. Perillo is 44 years of age.

Scott Silverstein               Executive Vice President of the Company since
                                February 2000. Prior thereto, Mr. Silverstein ran the Pokemon business for Topps since 1999 and was the Vice President - Business Affairs and General Counsel of the Company since
                                February 1995. Mr. Silverstein held the position of General Counsel from July 1993 until February
                                1995. Prior to joining the Company, Mr. Silver-stein was an attorney with the law firm of Ingram Yuzek Gainen Carroll & Bertolotti from
                                April 1990 until July 1993. Prior thereto, he was an attorney with the law firm of Shea &
                                Gould. Mr. Silverstein is the son-in-law of Mr. Shorin, the Company's Chairman of the Board,
                                Chief Executive Officer and President.  Mr.
                                Silverstein is 39 years of age.

ITEM 2.  PROPERTIES

     The location and general description of the principal properties owned or leased by the Company are as follows:

                                                                         Owned or Leased
                                                       Area/Facility        If Leased,
        Location                  Type of Facility     Square Footage    Expiration Year
        --------                  ----------------     --------------    ---------------
Duryea, Pennsylvania            Office and warehouse        60,000         Leased; 2003

Scranton, Pennsylvania          Manufacturing plant         41,000         Owned

Cork, Ireland                   Office                       8,000         Leased; 2005

New York, New York              Executive offices           60,000         Leased; 2010

Milton Keynes, United Kingdom   Office and warehouse        10,000         Leased; 2014


     The Company also leases offices in Canada, Brazil, Argentina and Italy. The Company believes that its active facilities are in good repair and are suitable for its needs for the foreseeable future.


ITEM 3.  LEGAL PROCEEDINGS


     In November 1998, the Company was named as a defendant in a purported class action commenced in the United States District Court for the Southern District of California (the "California Court") entitled Rodriquez, et. al. v. The Topps Company, Inc., No. CV 2121-B (AJB) (S.D. Cal.) (the "Class Action"). The Class Action alleges that the Company violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the California Unfair Business Practices Act, by its practice of selling sports and entertainment trading cards with randomly-inserted "insert" cards, allegedly in violation of state and federal anti-gambling laws. The Class Action seeks treble damages and attorneys' fees on behalf of all individuals who purchased packs of cards at least in part to obtain an "insert" card over a four-year period. On January 22, 1999, plaintiffs moved to consolidate the Class Action with similar class actions pending against several of the Company's principal competitors and licensors in the California Court. On January 25, 1999, the Company moved to dismiss the complaint, or, alternatively, to transfer the Class Action to the Eastern District of New York or stay the Class Action pending the outcome of the Declaratory Judgment Action pending in the Eastern District of New York. By orders dated May 14, 1999, the California Court denied the Company's motions to dismiss or transfer the Class Action but granted the Company's motion to stay the Class Action pending the outcome of the Declaratory Judgment Action. The California Court also denied plaintiffs' motion to consolidate the Class Action with similar purported class actions. On April 18, 2000, the California Court entered an order requiring plaintiffs in the Class Action as well as in the other purported Class Actions to show cause why all such actions should not be dismissed. By order dated June 21, 2000, the California Court vacated its May 14, 2000 order denying the Company's motion to dismiss the Class, dismissed the RICO claim in the Class Action with prejudice and without leave to replead, and dismissed the pendent state law claims without prejudice. Plaintiffs filed a notice of appeal of the California Court's decision to the United States Court of Appeals for the Ninth Circuit on July 21, 2000. Briefing has been completed but the Court has not yet set a date to hear oral argument. If the Class Action were reinstated on appeal, an adverse outcome in the Class Action could materially adversely affect the Company's future plans and results.

     On August 21, 2000, the Company was named as a defendant in a purported class action commenced in the Superior Court of the State of California for the County of Alameda (the "California State Court") entitled Chase et. al. v. The Upper Deck Company, et. al. No. 830257-9 (the "California Class Action"). The California Class Action alleges that the Company and other manufacturers and licensors of sports and entertainment trading cards committed unlawful, unfair and fraudulent business acts under the California Unfair Business Practices Act (CUBPA) and the California Consumer Legal Remedies Act by the practice of selling trading cards with randomly-inserted "insert" cards allegedly in violation of state and federal anti-gambling laws and state consumer laws. The California Class Action asserts three claims for relief and seeks declaratory, equitable and injunctive relief and attorneys' fees on behalf of a purported nationwide class of trading card purchasers. Plaintiff filed an amended complaint on October 13, 2000, including an amendment to demand compensatory and punitive damages and restitution. On December 14, 2000, plaintiff moved for summary judgment on one of his CUBPA claims. On December 15, 2000, all defendants filed a motion to dismiss two of the claims for failure to state a claim upon which relief can be granted; a motion for summary judgment dismissing the remaining claim; and a motion to strike all allegations of fraudulent or deceptive representations and all references to plaintiff's prayer for monetary relief. On March 29, 2001, the Court issued a tentative ruling granting defendants' motion for summary judgment on the grounds that the defendant's practices do not constitute illegal gambling as a matter of law, but denying the demurrer to the extent that the remaining two claims allege false or misleading advertising practices unrelated to the gambling issue. On March 30, 2001, in accordance with the California State practice, the Court heard oral argument on whether or not its tentative ruling should stand as a final ruling. Thereafter, the court issued a tentative ruling denying the motion for summary adjudication and demurrer and set a hearing for June 1, 2001 to hear additional argument on the motion. An adverse outcome in the California Class Action could materially adversely affect the Company's future plans and results.


     On March 16, 2001, the MLBPA served upon the Company a notice of intention to arbitrate, contending that the Company has no valid license from the Major League baseball players authorizing it to manufacture and sell trading cards containing game-used items, such as jerseys and bats. The MLBPA alleges that absent a specific license from the Major League baseball players, the Company should not be permitted to manufacture and sell such trading cards. The MLBPA seeks injunctive and declaratory relief and an unspecified monetary award. The Company believes that the Major League baseball players have authorized it to manufacture and sell trading cards containing memorabilia pursuant to the grant of a license contained in the standard Baseball Players Picture License Agreement ("BPPLA") between Topps and the ballplayers. On March 28, 2001, pursuant to the arbitration clause of the BPPLA, the Company designated David G. Ebert, Esq. and the MLBPA designated Steven Fehr as their respective partisan arbitrators. Messrs. Ebert and Fehr have selected Frank H. Wohl, Esq. as the neutral arbitrator. The parties have exchanged requests for documents. Discovery is proceeding. No hearing date has been set.


     In November 2000, the Commission of the European Communities began an investigation into whether Topps Europe Limited's distribution arrangements for its licensed products comply with European law. The Commission is seeking information as to whether Topps Europe Limited has engaged in the prevention of parallel trade between the member states of the European Union and/or European Economic Area, in infringement of Article 81 of the EC Treaty and/or Article 54 of the EEA Treaty. Topps Europe Limited filed a response to the Commission's enquiry on November 29, 2000, and provided further information to the Commission on February 2, 2001, pursuant to its request. The Commission is continuing its investigation, and an adverse outcome in its findings could result in a substantial fine.

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to the data appearing on pages 11 through 28 and to the Report of Independent Public Accountants appearing on page 29 of the Annual Report which are hereby incorporated by reference.


ITEM 9.  CHANGES IN ACCOUNTANTS AND DISAGREEMENTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE


     None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY


     Information required by this item appears in Part I of this Report on Form 10-K under the heading "Executive Officers of the Company" and in the 2001 Proxy Statement and is hereby incorporated by reference.


ITEM 11. EXECUTIVE COMPENSATION

     Information required by this item appears in the 2001 Proxy Statement and is hereby incorporated by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item appears in the 2001 Proxy Statement and is hereby incorporated by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this item appears in the 2001 Proxy Statement and is hereby incorporated by reference.

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

Dated:  May 22, 2001                    THE TOPPS COMPANY, INC.
                                        ------------------------
                                                Registrant


                                        ________________________
                                             Arthur T. Shorin
                                          Chairman of the Board,
                                   Chief Executive Officer and President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed on the 22nd day of May 2001 by the following persons on behalf of the Registrant and in the capacities indicated.


       /Arthur T. Shorin/                       /Catherine K. Jessup/
   -------------------------                 ---------------------------
        Arthur T. Shorin                         Catherine K. Jessup
   Chairman, Chief Executive            Vice President-Chief Financial Officer
     Officer and President                      (Principal Financial and
 (Principal Executive Officer)                     Accounting Officer)


       /Allan A. Feder/                            /David M. Mauer/
   -------------------------                 ---------------------------
        Allan A. Feder                              David M. Mauer
           Director                                     Director


    /Stephen D. Greenberg/                         /Jack H. Nusbaum/
   -------------------------                 ---------------------------
     Stephen D. Greenberg                           Jack H. Nusbaum
           Director                                     Director



       /Ann Kirschner/                              /Richard Tarlow/
   -------------------------                 ---------------------------
        Ann Kirschner                                Richard Tarlow
           Director                                     Director


                                                   /Stanley Tulchin/
                                             ---------------------------
                                                    Stanley Tulchin
                                                        Director

                             THE TOPPS COMPANY, INC.
                      FORM 10-K ITEM 14(a)(1), (2) AND (3)
              LIST OF FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS


(a)(1) Index to Financial Statements:
       -----------------------------

     The following Consolidated Financial Statements included in the Annual Report are hereby incorporated by reference to Item 8:

          Consolidated Statements of Operations -- February 27, 1999, February 26, 2000 and March 3, 2001.

          Consolidated Balance Sheets -- February 26, 2000 and March 3, 2001.

          Consolidated Statements of Cash Flows -- February 27, 1999, February 26, 2000 and March 3, 2001.

          Consolidated Statements of Stockholders' Equity -- February 27, 1999, February 26, 2000 and March 3, 2001.

              Notes to Consolidated Financial Statements.

              Report of Independent Public Accountants.



(a)(2) Index to Independent Public Accountants'
       Report and Financial Statement Schedules                         Page No.
       ----------------------------------------                         -------



       Report of Independent Public Accountants.......................... S-1

       Schedule VIII -- Valuation and Qualifying Accounts - Years
        Ended February 27, 1999, February 26, 2000 and March 3, 2001..... S-2


     Schedules other than those listed above are omitted because they are either not required or not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(a)(3) Index to Exhibits
       -----------------


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

    10.13 Retail Product License Agreement with the Major League Baseball Properties, Inc. dated September 28, 1995 (Incorporated by reference to Exhibit 10.31 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 30, 1997).

    10.14 Consulting Agreement with Seymour Berger dated December 31, 1997. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended August 29, 1998).

    10.15 Amended and Restated Manufacturing Agreement with Hershey Foods Corporation, dated March 13, 1998. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended August 29, 1998).

    10.16 Memorandum   of   Agreement   with  Major  League   Baseball   Players
          Association. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended August 29, 1998).

    10.17 Retail Product License Agreement between the Company and NBA Properties, Inc. dated November 19, 1998. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended November 28, 1998).

    10.18 License Agreement between the Company and National Football League Players Incorporated, dated September 27, 1998. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended November 28, 1998).

    10.19 Amended and Restated Employment Agreement with Arthur T. Shorin dated March 1, 1999. (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 27, 1999).

    10.20 Pokemon Merchandise License Agreement - U.S. between the Company and Nintendo of America, Inc., dated April 16, 1999. (Incorporated by reference to the Company's Quarterly Report on Form 10Q for the quarter ended August 28, 1999).

    10.21 Pokemon Merchandise License Agreement - U.K. between the Company and Nintendo of America, Inc., dated June 4, 1999. (Incorporated by reference to the Company's Quarterly Report on Form 10Q for the quarter ended August 28, 1999).

    10.22 Credit Agreement, dated June 26, 2000, among The Topps Company, Inc., The Chase Manhattan Bank, and LaSalle Bank National Association. (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 2001).*

    10.23 Amendment Number One to Credit Agreement dated dated June 26, 2000. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal year ended March 3, 2001).*


     13 Annual Report (Except for those portions specifically incorporated by reference, the 2001 Annual Report to Stockholders is furnished for the information of the Commission and is not to be deemed "filed" as part of this filing).*

     21   Significant Subsidiaries of the Company.*

     27   Financial Data Schedule.*

*filed herewith

EXHIBIT 10.1:  EXECUTIVE OFFICERS' ANNUAL BONUS PLAN


     A fiscal 2002 Executive Officers Incentive Bonus Plan has been established, with the payments to be made after the close of fiscal 2002. Executive Officers become eligible for bonus payments only upon the Company achieving pre-established figures for Consolidated Operating Profit (income before interest, taxes, depreciation and amortization). Assuming that target figures of Consolidated Operating Profit are achieved in fiscal 2002, each Executive Officer will be eligible to receive between 40% and 60% of their base salary.

                          INDEPENDENT AUDITORS' REPORT
                  ON CONSOLIDATED FINANCIAL STATEMENT SCHEDULE




The Topps Company, Inc. :


     We have audited the consolidated balance sheets of The Topps Company, Inc. and Subsidiaries as of March 3, 2001 and February 26, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 3, 2001 and have issued our report thereon dated April 4, 2001; such consolidated financial statements and report are included in your 2001 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of The Topps Company, Inc. and Subsidiaries listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


Deloitte & Touche LLP
New York, New York
April 4, 2001

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                SCHEDULE VIII. VALUATION AND QUALIFYING ACCOUNTS
                             (Amounts in thousands)

              Column A                  Column B         Column C            Column D      Column E
-----------------------------------     --------    --------------------    ----------     ---------
                                        Balance at  Charged to   Charged                    Balance
                                        Beginning   Costs and    Against    Additions       At End
            Description                 Of Period    Expenses    Sales     (Deductions)    of Period
            -----------                 ---------   ----------   -------    ----------     ---------
Year Ended February 28, 1999:
  Amortization of Sports,
    Entertainment and Proprietary
    Products ......................     $28,773     $ 1,898        --            --        $30,671
  Amortization of Other Intangible
    Assets ........................     $ 9,302     $   721        --            --        $10,023
                                        -------     -------     -------     ---------      -------
                                        $38,075     $ 2,618        --            --        $40,693
                                        =======     =======     =======     =========      =======
  Allowance for Estimated Losses
    on Sales Returns ..............     $19,258        --       $21,518     $ (28,147)(a)  $12,629
                                        =======     =======     =======     =========      =======
  Allowance for Doubtful Accounts .     $ 1,161     $   424        --       $    (448)     $ 1,137
                                                    =======     =======     =========      =======
  Inventory Valuation Adjustment ..     $ 7,950     $ 2,656        --       $  (5,309)(b)  $ 5,297
                                        =======     =======     =======     =========      =======

==================================================================================================

Year Ended Febrary 26, 2000:
  Amortization of Sports,
    Entertainment and Propriety
    Products ......................     $30,671     $ 1,898        --            --        $32,568
   Amortization of Other Intangible
    Assets ........................     $10,023     $   721        --            --        $10,744
                                        -------     -------     -------     ---------      -------
                                        $40,693     $ 2,618        --            --        $43,312
                                        =======     =======     =======     =========      =======

  Allowance for Estimated Loses
    on Sales Returns ..............     $12,629        --       $35,550     $ (24,558)(a)  $23,621
                                        =======     =======     =======     =========      =======
  Allowance for Doubtful Accounts .     $ 1,137     $   470        --       $    (192)     $ 1,415
                                        =======     =======     =======     =========      =======
  Inventory Valuation Adjustment ..     $ 5,297     $ 8,411        --       $  (5,840)(b)  $ 7,868
                                        =======     =======     =======     =========      =======

==================================================================================================
Year Ended March 03, 2001:
  Amortization of Sports,
    Entertainment and Proprietary
    Products ......................     $32,568     $ 1,898        --            --        $34,466
  Amortization of Other
    Intangible Assets .............     $10,744     $   720        --            --        $11,464
                                        -------     -------     -------     ---------      -------
                                        $43,312     $ 2,618        --            --        $45,930
                                        =======     =======     =======     =========      =======

  Allowance for Estimated Losses
    On Sales Returns ..............     $23,621        --       $36,716     $ (37,343)(a)  $22,994
                                        =======     =======     =======     =========      =======
  Allowance for Doubtful Accounts .     $ 1,415     $   494        --       $    (291)     $ 1,618
                                        =======     =======     =======     =========      =======
  Inventory Valuation Adjustment ..     $ 7,868     $ 3,989        --       $  (6,788)(b)  $ 5,069
                                        =======     =======     =======     =========      =======
==================================================================================================

a) Returns charged against provision, net of recoveries
b) Disposals, net of recoveries