Form 10-Q
period 2001-02-06
TOPPS CO INC
filed 2001-07-17
CIK 812076

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 2, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_________________to___________________


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


The number of outstanding shares of Common Stock as of July 16, 2001 was 43,687,000.

                             THE TOPPS COMPANY, INC.
                                AND SUBSIDIARIES



--------------------------------------------------------------------------------
                         PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------


ITEM 1. FINANCIAL STATEMENTS


                        Index                                         Page
                        -----                                         ----

        Condensed Consolidated Balance Sheets as of June 2, 2001
          and March 3, 2001                                             3

        Condensed Consolidated Statements of Operations for the
          thirteen weeks ended June 2, 2001 and May 27, 2000            4

        Condensed Consolidated Statements of Comprehensive Income
          for the thirteen weeks ended June 2, 2001 and May 27, 2000    5

        Condensed Consolidated Statements of Cash Flows for the
          thirteen weeks ended June 2, 2001 and May 27, 2000            6

        Notes to Condensed Consolidated Financial Statements            7

        Report of Independent Public Accountants                       11


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                            12


ITEM 3. DISCLOSURES ABOUT MARKET RISK                                  15


--------------------------------------------------------------------------------
                           PART II - OTHER INFORMATION
--------------------------------------------------------------------------------


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            16

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                               17

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                           (Unaudited)
                                                              June          March
                                                             2, 2001       3, 2001
                                                             -------       -------
                                                             (amounts in thousands
                                                               except share data)
ASSETS
------
CURRENT ASSETS:
    Cash and cash equivalents ............................   $ 144,222    $ 158,741
    Accounts receivable - net ............................      21,585       10,770
    Inventories ..........................................      26,790       22,926
    Income tax receivable ................................       7,088       11,570
    Deferred tax assets ..................................       2,010        2,444
    Prepaid expenses and other current assets ............       3,940        4,328
                                                               -------      -------
        TOTAL CURRENT ASSETS .............................     205,635      210,779
                                                               -------      -------

PROPERTY, PLANT, & EQUIPMENT .............................      20,469       19,136
    Less:  accumulated depreciation and amortization .....       8,425        7,955
                                                                ------       ------
        NET PROPERTY, PLANT & EQUIPMENT ..................      12,044       11,181
                                                                ------       ------

INTANGIBLE ASSETS, net of accumulated
    amortization of $46,586 and $45,931 as of June 2,
    2001 and March 3, 2001, respectively .................      54,315       54,970

OTHER ASSETS .............................................       4,081        3,342
                                                               -------      -------
        TOTAL ASSETS .....................................   $ 276,075    $ 280,272
                                                               =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
    Accounts payable .....................................   $  11,391    $  13,705
    Accrued expenses and other liabilities ...............      36,600       36,969
    Income taxes payable .................................      19,027       22,026
                                                                ------       ------
        TOTAL CURRENT LIABILITIES ........................      67,018       72,700

DEFERRED INCOME TAXES ....................................         784        1,344
OTHER LIABILITIES ........................................       9,918        9,686
                                                                ------       ------
        TOTAL LIABILITIES ................................      77,720       83,730
                                                                ------       ------
STOCKHOLDERS' EQUITY:
    Preferred stock, par value $.01 per share
      authorized 10,000,000 shares, none issued ..........        --           --
    Common stock, par value $.01 per share, authorized
      100,000,000 shares; issued and outstanding
      48,554,300 shares and 48,421,000 shares as of
      June 2, 2001 and March 3, 2001, respectively .......         486          484

Additional paid-in capital ...............................      22,545       21,758
Treasury stock, 5,022,000 shares and 4,329,000 shares
   as of June 2, 2001 and March 3, 2001, respectively ....     (44,662)     (38,051)
Retained earnings ........................................     229,108      217,479
Accumulated other comprehensive loss .....................      (9,122)      (5,128)
                                                               -------      -------
         TOTAL STOCKHOLDERS' EQUITY ......................     198,355      196,542
                                                               -------      -------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........   $ 276,075    $ 280,272
                                                               =======      =======

See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                        (Unaudited)
                                                   Thirteen weeks ended
                                                     June          May
                                                   2, 2001      27, 2000
                                                   -------      --------
                                                   (amounts in thousands,
                                                      except share data)
        Net sales ..............................  $ 87,451      $144,332

        Cost of sales ..........................    49,190        75,922
                                                    ------       -------
           Gross profit on sales ...............    38,261        68,410

        Other income ...........................       728           647
                                                    ------       -------
                                                    38,989        69,057
        Selling, general and administrative
          expenses                                  21,996        23,047
                                                    ------        ------
           Income from operations ..............    16,993        46,010

        Interest income, net ...................     1,465           811
                                                    ------        ------
        Income before provision for income taxes    18,458        46,821

        Provision for income taxes .............     6,829        17,792
                                                    ------        ------
           Net income ..........................  $ 11,629      $ 29,029
                                                    ======        ======

Net income per share - basic ...................  $    .27      $    .64
Net income per share - diluted .................  $    .26      $    .62


Weighted average shares outstanding - basic       43,854,000    45,581,000
Weighted average shares outstanding - diluted     45,049,000    46,789,000



See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME



                                                        (Unaudited)
                                                   Thirteen weeks ended
                                                     June          May
                                                   2, 2001      27, 2000
                                                   -------      --------
                                                   (amounts in thousands,
                                                      except share data)

           Net income                              $ 11,629     $ 29,029

           Currency translation adjustment           (3,994)      (1,318)
                                                     ------       ------
           Comprehensive income                    $  7,635     $ 27,711
                                                     ======       ======































See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       (Unaudited)
                                                                  Thirteen weeks ended
                                                                   June          May
                                                                  2, 2001      27, 2000
                                                                  -------      --------
                                                                 (amounts in thousands,
                                                                    except share data)
  Cash flows from operating activities:
    Net income ................................................   $  11,629    $  29,029
    Add/(subtract) non-cash items included in net income:
         Depreciation and amortization ........................       1,203          983
         Deferred income taxes ................................        (126)       1,141

    Change in operating assets and liabilities:
         Accounts receivable ..................................     (10,815)     (32,042)
         Inventories ..........................................      (3,864)         469
         Income tax receivable ................................       4,482         (221)
         Prepaid expenses and other current assets ............         388          758
         Payables and other current liabilities ...............      (5,682)      17,305
         Currency translation adjustment and other liabilities       (4,565)      (1,113)
                                                                    -------       ------
                Cash (used) in/provided by operating activities      (7,350)      16,309
                                                                    -------       ------
  Cash flows from investing activities:
         Additions to property, plant and equipment ...........      (1,333)        (818)
                                                                    -------       ------
                Cash used in investing activities .............      (1,333)        (818)
                                                                    -------       ------
  Cash flows from financing activities:
        Exercise of stock options .............................         782          485
        Repurchase of common stock ............................      (6,618)      (4,456)
                                                                    -------       ------
                 Cash used in financing activities ............      (5,836)      (3,971)
                                                                    -------       ------
  Net(decrease)/increase in cash and cash equivalents .........     (14,519)      11,520
  Cash and cash equivalents at beginning of quarter ...........     158,741       75,853
                                                                    -------       ------
  Cash and cash equivalents at end of quarter .................   $ 144,222    $  87,373
                                                                    =======       ======

Supplemental disclosures of cash flow information:

 Interest paid ................................................   $      19    $      26
 Income taxes paid ............................................   $   3,645    $   3,610

See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THIRTEEN WEEKS ENDED JUNE 2, 2001


1.   Basis of Presentation

     The accompanying unaudited condensed interim consolidated financial statements have been prepared by The Topps Company, Inc. and its subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, considered necessary for a fair presentation. Operating results for the thirteen weeks ended June 2, 2001 are not necessarily indicative of the results that may be expected for the year ending March 2, 2002. For further information refer to the consolidated financial statements and notes thereto in the Company's annual report for the year ended March 3, 2001.


2.   Quarterly Comparison

     Management believes that quarter-to-quarter comparisons of sales and operating results are affected by a number of factors, including the timing of product introductions and variations in shipping and factory scheduling requirements. Thus, annual sales and earnings amounts are unlikely to consist of equal quarterly portions.


3.   Inventories

                                              (Unaudited)
                                                 June           March
                                                2, 2001        3, 2001
                                                -------        -------
                                                (amounts in thousands)


        Raw materials                           $  4,040      $  2,804
        Work in process                            2,470           805
        Finished products                         20,280        19,317
                                                  ------        ------
        Total                                   $ 26,790      $ 22,926
                                                  ======        ======


4.   Segment Information

     The  Company  has  three  reportable   business  segments:   Confectionery,
     Collectible Sports Products and Entertainment Products.

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

     The   Entertainment   Products   segment  consists  of  trading  cards  and
     sticker/album products featuring licenses from popular films, television shows and other entertainment properties including Pokemon.

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

                                                  Thirteen weeks ended
                                                    June          May
                                                  2, 2001      27, 2000
                                                  -------      --------
                                                (In thousands of dollars)
     Net Sales
     ---------
     Confectionery ...........................   $  45,367    $  52,442
     Collectible Sports Products .............      30,911       29,110
     Entertainment Products ..................      11,173       62,780
                                                    ------      -------
     Total ...................................   $  87,451    $ 144,332
                                                    ======      =======
     Contributed Margin
     ------------------
     Confectionery ...........................   $  17,735    $  17,541
     Collectible Sports Products .............      11,069       12,853
     Entertainment Products ..................       5,245       31,570
                                                    ------       ------
     Total ...................................   $  34,049    $  61,964
                                                    ======       ======

     Reconciliation of contributed margin to
      income before provision for income taxes:
     ------------------------------------------

     Total contributed margin ................   $  34,049    $  61,964
     Unallocated general and administrative
      expenses and manufacturing overhead ....     (16,581)     (15,618)
     Depreciation & amortization .............      (1,203)        (983)
     Other income ............................         728          647
                                                   -------      -------
     Income from operations ..................      16,993       46,010
     Interest income, net ....................       1,465          811
                                                   -------      -------
     Income before provision for income taxes    $  18,458    $  46,821
                                                   =======      =======

5.   Credit Agreement

     On June 26, 2000, the Company entered into a credit agreement with Chase Manhattan Bank and LaSalle Bank National Association. The agreement provides for a $35.0 million unsecured facility to cover revolver and letter of credit needs and expires on June 26, 2004. Interest rates are variable and are a function of the Company's EBITDA. The credit agreement contains restrictions and prohibitions of a nature generally found in loan agreements of this type and requires the Company, among other things, to comply with certain financial covenants, limits the Company's ability to repurchase its shares, sell or acquire assets or borrow additional money and prohibits the payment of dividends. The credit agreement may be terminated by the Company at any point over the four year term (provided the Company repays all outstanding amounts thereunder) without penalty.

6.   Reclassifications

     The Company has changed the classification of certain accounts. Prepress, autograph and relic costs related to future period releases, which previously had been included in the balance of prepaid expenses and other current assets, have been reclassified to inventory. The cost of autographs, relics, and freight related to merchandise sold in the period, which previously had been included in selling, general and administrative expenses, has been reclassified to cost of goods sold. This presentation has been reflected on the condensed and consolidated balance sheets as of June 2, 2001 and March 3, 2001 and statement of operations for the thirteen weeks ended June 2, 2001 and May 27, 2000. There is no impact on reported income from operations, net income or working capital as a result of these reclassifications.

7.   Legal Proceedings

     On August 21, 2000, the Company was named as a defendant in a purported class action commenced in the Superior Court of the State of California for the County of Alameda (the "California State Court") entitled Chase et. al.
     v. The Upper Deck Company, et. al. No. 830257-9 (the "California Class Action"). The California Class Action alleges that the Company and other manufacturers and licensors of sports and entertainment trading cards committed unlawful, unfair and fraudulent business acts under the
     California Unfair Business Practices Act (CUBPA) and the California Consumer Legal Remedies Act by the practice of selling trading cards with randomly-inserted "insert" cards allegedly in violation of state and federal anti-gambling laws and state consumer laws. The California Class Action asserts three claims for relief and seeks declaratory, equitable and injunctive relief and attorneys' fees on behalf of a purported nationwide class of trading card purchasers. Plaintiff filed an amended complaint on October 13, 2000, including an amendment to demand compensatory and punitive damages and restitution. On December 14, 2000, plaintiff moved for summary judgment on one of his CUBPA claims. On December 15, 2000, all defendants filed a motion to dismiss two of the claims for failure to state a claim upon which relief can be granted; a motion for summary judgment dismissing the remaining claim; and a motion to strike all allegations of fraudulent or deceptive representations and all references to plaintiff's prayer for monetary relief. On March 29, 2001, the Court issued a tentative ruling granting defendants' motion for summary judgment on the grounds that the defendants' practices do not constitute illegal gambling as a matter of law, but denying the demurrer to the extent that the remaining two claims allege false or misleading advertising practices unrelated to the gambling issue. On March 30, 2001, in accordance with the California State practice, the Court heard oral argument on whether or not its tentative ruling should stand as a final ruling. Thereafter, the court issued a tentative ruling denying the motion for summary adjudication and demurrer and set a hearing for June 1, 2001 to hear additional argument on the motion. On June 12, 2001 the Court entered an order denying defendants' motion for summary judgment. At a case management conference held on June 29, 2001, the Court stayed discovery pending defendants' appeal of the summary judgment decision and ruled that, if the appeal is denied, the parties are to address issues relating to the certification of a class before proceeding to merits discovery. An adverse outcome in the California Class Action could materially adversely affect the Company's future plans and results.

     On March 16, 2001, the Major League Baseball Players Association ("MLBPA") served a notice of intention to arbitrate upon the Company, contending that the Company has no valid license from the Major League baseball players authorizing it to manufacture and sell trading cards containing game-used items, such as jerseys and bats. The MLBPA alleges that absent a specific license from the Major League baseball players, the Company should not be permitted to manufacture and sell such trading cards. The MLBPA seeks injunctive and declaratory relief and an unspecified monetary award. The Company believes that the Major League baseball players have authorized it to manufacture and sell trading cards containing memorabilia pursuant to the grant of a license contained in the standard Baseball Players Picture License Agreement ("BPPLA") between Topps and the ballplayers. On March 28, 2001, pursuant to the arbitration clause of the BPPLA, the Company designated David G. Ebert, Esq. and the MLBPA designated Steven Fehr as their respective partisan arbitrators. Messrs. Ebert and Fehr have selected Frank H. Wohl, Esq. as the neutral arbitrator. The parties, however, reached a settlement in principle in this matter, subject to the execution of a definitive agreement.

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

INDEPENDENT ACCOUNTANTS' REPORT
-------------------------------


Board of Directors and Stockholders
The Topps Company, Inc.


We have made a review of the accompanying condensed consolidated balance sheet of The Topps Company, Inc. and subsidiaries (the "Company") as of June 2, 2001, and the related condensed consolidated statements of operations and cash flows for the thirteen week periods ended June 2, 2001 and May 27, 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of The Company as of March 3, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated April 4, 2001 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 3, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




DELOITTE & TOUCHE LLP


SIGNATURE

June  22, 2001
New York, New York

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


First Quarter Fiscal Year 2002 versus Fiscal Year 2001
------------------------------------------------------
The following table sets forth, for the periods indicated, net sales by key business segment:

                                                   June            May
                                                 2, 2001        27, 2000
                                                 -------        --------
                                                (In thousands of dollars)


        Confectionery                           $ 45,367        $ 52,442
        Collectible Sports Products               30,911          29,110
        Entertainment Products                    11,173          62,780
                                                  ------         -------
        Total                                   $ 87,451        $144,332
                                                  ======         =======


Net sales for the first quarter of fiscal 2001 decreased 39.4% to $87.5 million from $144.3 million for the same period last year. This decrease was a function of a significant reduction in Pokemon sales to $10.2 million in the quarter this year from $75.4 million last year.

Net sales of confectionery products, which include, among other things, Bazooka brand bubble gum and Ring Pop, Push Pop, Baby Bottle Pop and Pokemon candies, decreased 13.5% in the first quarter of this year to $45.4 million from $52.4 million in fiscal 2001. Included in fiscal 2002 sales are $1.5 million of Pokemon confectionery products versus $12.9 million in fiscal 2001. Topps branded (non-Pokemon) confectionery sales grew 11.3% in the quarter to $43.9 million, versus $39.5 million last year, with Baby Bottle Pop continuing to show the largest gains.

Net sales of collectible sports products, which consist of both sports cards and sports sticker/album products, increased 6.2% to $30.9 million in the first quarter of fiscal 2002 from $29.1 million in the comparable period last year. This growth reflects increases in both baseball, where we continue to benefit from a focus on nostalgia and the Company's 50th anniversary of marketing baseball cards, as well as in football.

Net sales of entertainment products, which consist of entertainment cards and the Merlin line of entertainment sticker/album products, decreased to $11.2 million in the first quarter of fiscal 2002 from $62.8 million in fiscal 2001 reflecting lower sales of Pokemon products.

Gross profit for the quarters ended June 2, 2001 and May 27, 2000 includes costs for autographs, relics and freight which were previously recorded within selling, general and administrative expenses ("SG&A"). Gross profit as a percentage of net sales for the first quarter of fiscal 2002 decreased to 43.8% from 47.4% for the same period last year as a result of an increase in autograph and relic costs and the reduction in Pokemon sales in the quarter this year.

Other income was $728,000 this year versus $647,000 last year, reflecting mark-to-market treatment of foreign currency contracts this year and unusually high levels of prompt payment discounts on European inventory purchases last year.

SG&A increased as a percentage of net sales to 25.2% in the first quarter of fiscal 2002 from 16.0% a year ago as a result of lower sales. SG&A dollar spending decreased to $22.0 million in fiscal 2002 from $23.0 million last year as a result of the timing of bonus and advertising expenditures as well as the reversal of a marketing accrual which benefited the quarter this year.

Net interest income increased to $1.5 million in fiscal 2002 from $811,000 in fiscal 2001 due to an increase in cash on hand. The tax rate in the first quarter of fiscal 2002 was 37% vs. 38% in the first quarter of fiscal 2001.

Net income for the first quarter of fiscal 2002 was $11.6 million, or $0.26 per diluted share, as compared with $29.0 million, or $0.62 per diluted share last year.


Liquidity and Capital Resources
-------------------------------

On June 26, 2000, the Company entered into a credit agreement with Chase Manhattan Bank and LaSalle Bank National Association. The agreement provides for a $35.0 million unsecured facility to cover revolver and letter of credit needs and expires on June 26, 2004. Interest rates are variable and are a function of the Company's EBITDA. The credit agreement contains restrictions and prohibitions of a nature generally found in loan agreements of this type and requires the Company, among other things, to comply with certain financial covenants, limits the Company's ability to repurchase its shares, sell or acquire assets or borrow additional money and prohibits the payment of dividends. The credit agreement may be terminated by the Company at any point over the four year term (provided the Company repays all outstanding amounts thereunder) without penalty.

In October 1999, the Board of Directors authorized the Company to repurchase up to 5 million shares of its stock. As of June 2, 2001, the Company had repurchased a total of 3.9 million shares at an average price of $9.08. During the first quarter of fiscal 2002, the Company repurchased 692,500 shares at an average price of $9.52.

As of June 2, 2001, the Company had $144.2 million in cash and cash equivalents.

During the first quarter of fiscal 2002, the Company's net decrease in cash and cash equivalents was $14.5 million versus an $11.5 million increase in the first quarter of fiscal 2001. Cash provided (used) by operating activities in the first quarter of this year was ($7.4) million versus $16.3 million last year, as a result of lower net income and a decrease in payables and other current liabilities related to income tax payments. Cash used in investing activities reflects $1.3 million in capital expenditures this year compared with $818,000 in capital expenditures last year. Cash used in financing activities reflects expenditures for the repurchase of Company stock of $6.6 million this year and $4.5 million last year.

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
























 .

ITEM 3.  DISCLOSURES ABOUT MARKET RISK

The Company's exposures to market risk associated with activities in derivative financial instruments (e.g., hedging or currency swap agreements), other financial instruments and derivative commodity instruments is confined to the impact of mark-to-market changes in foreign currency rates on the Company's forward contracts and options. The Company has no debt and does not engage in any commodity-related derivative transactions. As of June 2, 2001, the Company had contracts and options which were entered into for the purpose of hedging forecasted receipts and disbursements in various foreign currencies and which, due to the strengthening of the U.S. dollar, resulted in a favorable mark-to-market in the quarter.

                             THE TOPPS COMPANY, INC.

                                     PART II

                                OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


The Annual Meeting of Stockholders of the Company took place on June 28, 2001 for the following purposes:

     1.   To elect three directors;
     2.   To approve the Company's 2001 stock incentive plan;
     3.   To ratify the appointment of auditors.



The results of the matters voted on are as follows:

                                            For         Withheld
                                         ----------     ---------
1. Election of Directors
     Allan A. Feder                      39,773,362     1,172,094
     David M. Mauer                      38,330,038     2,615,418
     Jack H. Nusbaum                     39,757,947     1,187,509


                                              For        Against   Abstentions
                                          ----------    ---------  -----------
2. Approval of stock incentive
     plan                                 35,213,521    5,073,669    658,266

3. Ratification of appointment
     of auditors                          40,840,544       55,536     49,376

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits as required by Item 601 of Regulation S-K

10.24  2001 Stock Incentive Plan

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












July 17, 2001