Form 10-Q
period 2001-09-01
TOPPS CO INC
filed 2001-10-16
CIK 812076

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 1, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from__________________to__________________


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


The number of outstanding shares of Common Stock as of October 10, 2001 was 42,442,000.

                             THE TOPPS COMPANY, INC.
                                AND SUBSIDIARIES



--------------------------------------------------------------------------------
                         PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------


ITEM 1. FINANCIAL STATEMENTS


                        Index                                         Page

        Condensed Consolidated Balance Sheets as of
            September 1, 2001 and March 3, 2001                         3

        Condensed Consolidated Statements of Operations
            for the thirteen and twenty-six weeks ended
            September 1, 2001 and August 26, 2000                       4

        Condensed Consolidated Statements of Comprehensive
            Income for the thirteen and twenty-six weeks ended
            September 1, 2001 and August 26, 2000                       5

        Condensed Consolidated Statements of Cash Flows
            for the twenty-six weeks ended September 1, 2001
            and August 26, 2000                                         6

        Notes to Condensed Consolidated Financial Statements            7

        Report of Independent Public Accountants                       10


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                            11


ITEM 3. DISCLOSURES ABOUT MARKET RISK                                  14


--------------------------------------------------------------------------------
                           PART II - OTHER INFORMATION
--------------------------------------------------------------------------------


ITEM 1. LEGAL PROCEEDINGS                                              15


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                               17

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             (Unaudited)
                                                              September       March
                                                              1, 2001        3, 2001
                                                              ---------      -------
                                                              (amounts in thousands
                                                                except share data)
ASSETS
---------
CURRENT ASSETS:
    Cash and cash equivalents ..............................   $ 134,457    $ 158,741
    Accounts receivable - net ..............................      22,432       10,770
    Inventories ............................................      30,548       22,926
    Income tax receivable ..................................       6,817       11,570
    Deferred tax assets ....................................       3,457        2,444
    Prepaid expenses and other current assets ..............       3,875        4,328
                                                               ---------    ---------
        TOTAL CURRENT ASSETS ...............................     201,586      210,779
                                                               ---------    ---------

PROPERTY, PLANT, & EQUIPMENT ...............................      23,094       19,136
    Less:  accumulated depreciation and amortization .......       9,451        7,955
                                                               ---------    ---------
        NET PROPERTY, PLANT & EQUIPMENT ....................      13,643       11,181
                                                               ---------    ---------

INTANGIBLE ASSETS, net of accumulated amortization
    of $46,586 and $45,931 .................................      56,525       54,970
OTHER ASSETS ...............................................       4,159        3,342
                                                               ---------    ---------
        TOTAL ASSETS .......................................   $ 275,913    $ 280,272
                                                               =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
    Accounts payable .......................................   $  12,512    $  13,705
    Accrued expenses and other liabilities .................      38,134       36,969
    Income taxes payable ...................................      14,117       22,026
                                                               ---------    ---------
        TOTAL CURRENT LIABILITIES ..........................      64,763       72,700

DEFERRED INCOME TAXES ......................................         434        1,344
OTHER LIABILITIES ..........................................      10,155        9,686
                                                               ---------    ---------
        TOTAL LIABILITIES ..................................      75,352       83,730
                                                               ---------    ---------
STOCKHOLDERS' EQUITY:
   Preferred stock, par value $.01 per share authorized
        10,000,000 shares, none issued .....................        --           --
   Common stock, par value $.01 per share, authorized
       100,000,000 shares; issued 48,554,300 shares and
       48,421,000 shares as of September 1, 2001 and
       March 3, 2001, respectively .........................         486          484
  Additional paid-in capital ...............................      23,817       21,758
  Treasury stock, 5,022,000 shares and 4,329,000 shares
       as of Sept. 1, 2001 and March 3, 2001, respectively .     (55,473)     (38,051)
  Retained earnings ........................................     237,960      217,479
  Accumulated other comprehensive loss .....................      (6,229)      (5,128)
                                                               ---------    ---------
         TOTAL STOCKHOLDERS' EQUITY ........................     200,561      196,542
                                                               ---------    ---------
   TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY ............................................   $ 275,913    $ 280,272
                                                               =========    =========

    See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        (Unaudited)
                                                     Thirteen weeks ended         Twenty-six weeks ended
                                                   September        August       September        August
                                                    1, 2001        26, 2000       1, 2001        26, 2000
                                                   ---------       --------      ---------       --------
                                                          (amounts in thousands, except share data)

Net sales ..................................       $ 81,659        $141,708       $169,110        $286,040

Cost of sales ..............................         45,007          69,981         94,197         145,903
                                                    -------         -------        -------         -------
      Gross profit on sales ................         36,652          71,727         74,913         140,137

Other income (expense) .....................         (2,568)            324         (1,840)            971
                                                    -------         -------        -------         -------
                                                     34,084          72,051         73,073         141,108

Selling, general and administrative expenses         21,789          21,604         43,785          44,651
                                                    -------         -------        -------         -------
     Income from operations ................         12,295          50,447         29,288          96,457

Interest income, net .......................          1,249           1,106          2,714           1,917
                                                    -------         -------        -------         -------
Income before provision for income taxes ...         13,544          51,553         32,002          98,374

Provision for income taxes .................          4,692          19,589         11,521          37,381
                                                    -------         -------        -------         -------
                  Net income ...............       $  8,852       $  31,964       $ 20,481        $ 60,993
                                                    =======         =======        =======         =======


Net income per share - basic ...............       $   0.20       $    0.71       $   0.47        $   1.34
                     - diluted .............           0.20            0.68           0.46            1.30


Weighted average shares outstanding - basic      43,376,000      45,307,000     43,615,000      45,444,000
                                    - diluted    44,709,000      46,732,000     44,878,000      46,765,000



See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.


                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME




                                                    (Unaudited)
                                  Thirteen weeks ended    Twenty-six weeks ended
                                  September     August    September      August
                                   1, 2001     26, 2000    1, 2001      26, 2000
                                  ---------    --------   ---------     --------
                                              (Amounts in thousands)


Net income ....................   $  8,852    $ 31,964    $ 20,481     $ 60,993

Currency translation adjustment      2,893        (423)     (1,101)      (2,565)
                                  --------    --------    --------     --------
Comprehensive income ..........   $ 11,745    $ 31,541    $ 19,380     $ 58,428
                                  ========    ========    ========     ========































See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        (Unaudited)
                                                                  Twenty-six weeks ended
                                                                 September        August
                                                                  1, 2001        26, 2000
                                                                 ---------       --------
                                                                  (amounts in thousands)

  Cash flows from operating activities:
    Net income ................................................   $  20,481    $  60,993
    Add non-cash items included in net income:
         Depreciation and amortization ........................       2,581        1,962
         Deferred income taxes ................................          14        1,776

    Change in operating assets and liabilities:
         Accounts receivable ..................................     (11,548)      (8,611)
         Inventories ..........................................      (6,651)         484
         Income tax receivable ................................       4,753          108
         Prepaid expenses and other current assets ............         523          323
         Payables and other current liabilities ...............      (9,133)      19,953
         Other liabilities ....................................         239       (1,523)
                                                                  ---------    ---------
                Cash provided by operating activities                 1,259       75,465
                                                                  ---------    ---------
  Cash flows from investing activities:
         Purchase of subsidiary, net of cash ..................      (5,671)         -
         Additions to property, plant and equipment ...........      (3,096)      (1,301)
                                                                  ---------    ---------
                Cash used in investing activities .............      (8,767)      (1,301)
                                                                  ---------    ---------
  Cash flows from financing activities:
        Exercise of stock options .............................       2,061        1,571
        Repurchase of common stock ............................     (17,422)     (10,369)
                                                                  ---------    ---------
                 Cash used in financing activities ............     (15,361)      (8,798)
                                                                  ---------    ---------
  Net (decrease)/increase in cash and cash equivalents ........     (22,869)      65,366

  Effect of exchange rate changes on cash and cash equivalents.      (1,415)        (970)
  Cash and cash equivalents at beginning of period ............     158,741       75,853
                                                                  ---------    ---------
  Cash and cash equivalents at end of period ..................   $ 134,457    $ 140,249
                                                                  =========    =========

Supplemental disclosures of cash flow information:

 Interest paid ................................................   $      19    $      26
 Income taxes paid ............................................   $  13,851    $   3,610



See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.


                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    TWENTY-SIX WEEKS ENDED SEPTEMBER 1, 2001


1.        Basis of Presentation

          The accompanying unaudited condensed interim consolidated financial statements have been prepared by The Topps Company, Inc. and its subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, considered necessary for a fair presentation. Operating results for the twenty-six weeks ended September 1, 2001 are not necessarily indicative of the results that may be expected for the year ending March 2, 2002. For further information refer to the consolidated financial statements and notes thereto in the Company's annual report for the year ended March 3, 2001.

2.        Quarterly Comparison

          Management believes that quarter-to-quarter comparisons of sales and operating results are affected by a number of factors, including the timing of product introductions and variations in shipping and factory scheduling requirements. Thus, annual sales and earnings amounts are unlikely to be equal each quarter.

3.        Inventories
                                            (Unaudited)
                                             September        March
                                              1, 2001        3, 2001
                                             ---------       -------
                                              (amounts in thousands)

          Raw materials                      $  4,985       $  2,804
          Work in process                       2,235            805
          Finished product                     23,328         19,317
                                             --------       --------
          Total                              $ 30,548       $ 22,926
                                             ========       ========


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


                                Thirteen weeks ended      Twenty-six weeks ended
                                September     August       September     August
                                 1, 2001     26, 2000       1, 2001     26, 2000
                                ---------    --------      ---------    --------
                                            (in thousands of dollars)

Net Sales
---------
Confectionery .............     $ 44,882     $ 57,221     $ 90,249     $109,663
Collectible Sports Products       28,727       34,471       59,638       63,581
Entertainment Products ....        8,050       50,016       19,223      112,796
                                --------     --------     --------     --------
Total .....................     $ 81,659     $141,708     $169,110     $286,040
                                ========     ========     ========     ========
Contributed Margin
------------------
Confectionery .............     $ 16,841     $ 24,162     $ 34,576     $ 41,703
Collectible Sports Products        9,826       12,862       20,895       25,715
Entertainment Products ....        5,914       29,671       11,159       61,241
                                --------     --------     --------     --------
Total .....................     $ 32,581     $ 66,695     $ 66,630     $128,659
                                ========     ========     ========     ========

Reconciliation of contributed
margin to income before
provision for income taxes:
-----------------------------

Total contributed margin ....   $  32,581    $  66,695    $  66,630    $128,659
Unallocated general and
adminstrative expenses and
manufacturing overhead ......     (16,340)     (15,593)     (32,921)    (31,211)
Depreciation & amortization .      (1,378)        (979)      (2,581)     (1,962)
Other income (expense) ......      (2,568)         324       (1,840)        971
                                ---------    ---------    ---------    --------
Income from operations ......      12,295       50,447       29,288      96,457
Interest income, net ........       1,249        1,106        2,714       1,917
                                ---------    ---------    ---------    --------
Income before provision
for income taxes ............   $  13,544    $  51,553    $  32,002   $  98,374
                                =========    =========    =========   =========

5.        Reclassifications

          The Company has changed the classification of certain accounts. Prepress, autograph and relic costs related to future period releases, which previously had been included in the balance of prepaid expenses and other current assets, have been reclassified to inventory. The cost of autographs, relics, and freight related to merchandise sold in the period, which previously had been included in selling, general and administrative expenses, has been reclassified to cost of goods sold. This presentation has been reflected on the Condensed and Consolidated Balance Sheets as of September 1, 2001 and March 3, 2001 and the Statement of Operations for the thirteen and twenty-six week periods ended September 1, 2001 and August 26, 2000. There is no impact on reported income from operations, net income or working capital as a result of these reclassifications.


6.        Acquisition of thePit.com, Inc.

          On August 26, 2001 the Company acquired all of the outstanding common stock in thePit.com, Inc., which operates a sports card exchange, for $5.7 million in cash. The acquisition was accounted for using the purchase method of accounting. The financial statements of thePit.com, Inc. have been consolidated into the financial statements of the
          Company. The impact on the Company's financial statements is not material, and, accordingly, proforma information has not been provided. Additionally, the allocation of the purchase price had not been completed and, accordingly, no amortization of intangibles was included in the Consolidated Statement of Operations for the period ended September 1, 2001, although the impact would not have been material. Management expects that the allocation of the purchase price will be completed by December 1, 2001 and reflected in the financial statements as of that date.

INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors and Stockholders
The Topps Company, Inc.


We have made a review of the accompanying condensed consolidated balance sheet of The Topps Company, Inc. and subsidiaries (the "Company") as of September 1, 2001, and the related condensed consolidated statements of operations and cash flows for the thirteen week periods ended September 1, 2001 and August 26, 2000. These financial statements are the responsibility of the Company's management.

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

October 1, 2001
New York, New York

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Second Quarter Fiscal Year 2002 (thirteen weeks ended September 1, 2001) versus Second Quarter Fiscal Year 2001 (thirteen weeks ended August 26, 2000)

The following table sets forth, for the periods indicated, net sales by key business segment:

                                   Thirteen weeks ended   Twenty-six weeks ended
                                   September    August     September     August
                                    1, 2001    26, 2000     1, 2001     26, 2000
                                   ---------   --------    ---------    --------
                                             (In thousands of dollars)

Net Sales
---------
Confectionery ....................  $ 44,882   $ 57,221    $ 90,249    $109,663
Collectible Sports Products ......    28,727     34,471      59,638      63,581
Entertainment Products ...........     8,050     50,016      19,223     112,796
                                    --------   --------    --------    --------
         Total ...................  $ 81,659   $141,708    $169,110    $286,040
                                    ========   ========    ========    ========


Net sales in the second quarter of fiscal 2002 decreased 42.4% to $81.7 million from $141.7 million for the same period last year. This decrease was primarily a function of a significant reduction in sales of Pokemon products to $8.7 million in the quarter this year from $64.1 million last year. Approximately $4.8 million of the Pokemon sales in the quarter this year, versus $2.0 million last year, were the result of a reversal of the provision for returns.

Net sales of confectionery products, which include among other things, Bazooka brand bubble gum and Ring Pop, Push Pop, Baby Bottle Pop and Pokemon candies, decreased 21.6% in the second quarter of this year to $44.9 million from $57.2 million in fiscal 2001. Included in fiscal 2002 sales are $3.2 million of
Pokemon confectionery products principally overseas versus $16.2 million worldwide in 2001. Sales of branded (non-Pokemon) confectionery products increased 2% in the quarter this year to $41.6 million, reflecting continued growth in the U.S., partially offset by weaker sales internationally.

Net sales of collectible sports products, which consist of both sports cards and sports sticker/album products, decreased 16.7% to $28.7 million in the second quarter of fiscal 2002 from $34.5 million in the comparable period last year. This decrease was principally the result of lower sales of football products in the U.S.

Net sales of entertainment products, which consist of entertainment cards and the Merlin line of entertainment sticker/album products, decreased to $8.1 million in the second quarter of fiscal 2002 from $50.0 million in fiscal 2001 reflecting lower sales of Pokemon products.

Gross profit as a percentage of net sales in the second quarter of fiscal 2002 decreased to 44.9% as compared with 50.6% in the same period last year. Margins this year were negatively impacted by the reduction in sales of high-margin Pokemon products as well as an increase in sports autograph and relic costs and higher product development costs, partially offset by a volume rebate from a French distributor.

Other income/(expense) was an expense of $2.6 million this year versus income of $324,000 last year primarily as a result of a non-cash foreign exchange loss of $2.7 million on substantial dollar-denominated cash balances held in Europe.

Selling, general and administrative ("SG&A") expenses increased as a percentage of net sales to 26.7% in the second quarter of fiscal 2002 from 15.2% a year ago primarily as a result of lower sales. SG&A dollar spending increased to $21.8 million this year from $21.6 million in the quarter last year as a result of the timing of the accrual for employee incentive compensation and increased legal, pension and depreciation expenses, partially offset by lower expenditures this year for marketing and the Company's Internet initiative.

Net income in the second quarter of fiscal 2002 was $8.9 million, or $0.20 per fully diluted share, as compared with $32.0 million, or $0.68 per fully diluted share last year.


First Half Fiscal 2002 (twenty-six weeks ended September 1, 2001) compared to First Half Fiscal 2001 (twenty-six weeks ended August 26, 2000)
---------------------------------------------------------------

Net sales in the first half of fiscal 2002 decreased 40.9% to $169.1 million from $286.0 million for the same period last year. This decrease was a function of a significant reduction in Pokemon sales to $18.8 million in the first half this year from $139.5 million last year. Approximately $7.9 million of the Pokemon sales in the period this year, versus $1.7 million last year, were the result of reversals of the provision for returns.

Net sales of confectionery products decreased 17.7% in the first half this year to $90.2 million from $109.7 million in fiscal 2001. Included in fiscal 2002 sales are $4.7 million of Pokemon confectionery products principally overseas versus $29.2 million worldwide a year ago. Excluding Pokemon products, sales of branded confectionery products increased 6.3%, primarily driven by growth of Baby Bottle Pop.

Net sales of collectible sports products decreased 6.2% to $59.6 million in the first half of fiscal 2002 from $63.6 million in the comparable period last year. Sales of U.S. football cards, basketball cards and European soccer sticker/album products were less this year than last.

Net sales of entertainment products decreased to $19.2 million in the first half of fiscal 2002 from $112.8 million in fiscal 2001 reflecting lower sales of Pokemon products.

Gross profit as a percentage of net sales for the first half of fiscal 2002 decreased to 44.3% as compared with 49.0% for the same period last year. Margins this year were negatively impacted by the reduction in sales of high-margin Pokemon products as well as an increase in sports autograph and relic costs and higher product development costs, partially offset by a volume rebate from a French distributor.

Other income/(expense) was an expense of $1.8 million this year versus income of $971,000 last year primarily as a result of a non-cash foreign exchange loss of $2.7 million on substantial dollar-denominated cash balances held in Europe.

Selling, general and administrative ("SG&A") expenses increased as a percentage of net sales to 25.9% in the first half of fiscal 2002 from 15.6% a year ago as a result of lower sales. SG&A dollar spending decreased to $43.8 million this year from $44.7 million last year as a result of lower marketing expenses partially offset by increased costs for legal, pension and depreciation.

Net interest income increased to $2.7 million in fiscal 2002 from $1.9 million in fiscal 2001 as a result of higher average cash balances.

Net income in the first half of fiscal 2002 was $20.5 million, or $.46 per fully diluted share, as compared with $61.0 million, or $1.30 per fully diluted share last year.

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

In October 1999, the Board of Directors authorized the Company to repurchase up to 5 million shares of its stock. During the second quarter of fiscal 2002, the Company repurchased 903,500 shares at an average price of $11.93, bringing total shares purchased under this authorization as of September 1, 2001 to 4.8 million. On October 1, 2001, the Board of Directors authorized the Company to repurchase up to an additional 5 million shares of its stock.

As of September 1, 2001, the Company had $134.5 million in cash and cash equivalents.

During the first half of fiscal 2002, the Company's net decrease in cash and cash equivalents was $22.9 million versus an increase of $65.4 million in the first half of fiscal 2001. Cash provided by operating activities in the first half of this year was $1.3 million versus $75.5 million last year, primarily as a result of lower net income and tax payments in Europe. Cash used in investing activities this year reflects the $5.7 million acquisition of thePit.com as well as $3.1 million in capital expenditures compared with $1.3 in capital expenditures last year. Cash used in financing activities reflects expenditures for the repurchase of Company stock net of the exercise of stock options of $15.4 million this year versus $8.8 million last year.

Management believes that the Company has adequate means to meet its liquidity and capital resource needs over the foreseeable future.

Cautionary Statements
---------------------

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby filing cautionary statements identifying important factors that could cause actual results to differ materially from those projected in any forward-looking statements of the Company made by or on behalf of the Company, whether oral or written. Among the factors that could cause the Company's actual results to differ materially from those indicated in any such forward statements are: (i) the failure of certain of the Company's principal products, particularly sports cards, entertainment cards, lollipops and sticker/album collections, to achieve expected sales levels; (ii) quarterly fluctuations in results; (iii) the Company's loss of important licensing arrangements; (iv) the failure of the Company's Internet initiative to achieve expected levels of success for any reason whatsoever; (v) the Company's loss of important supply arrangements with third parties; (vi) the loss of any of the Company's key customers or distributors; (vii) further prolonged and material contraction in the trading card industry as a whole; (viii) further declines in the sale of U.K. Premier League sticker/album collections; (ix) excessive returns of the Company's products; (x) civil unrest, currency devaluation, terrorism or political upheaval in the U.S. or certain foreign countries in which the Company conducts business; as well as other risks detailed from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.



ITEM 3.  DISCLOSURES ABOUT MARKET RISK

The Company's exposures to market risk associated with activities in derivative financial instruments (e.g., hedging or currency swap agreements), other financial instruments and derivative commodity instruments is confined to the impact of mark-to-market changes in foreign currency rates on the Company's forward contracts and options. The Company has no debt and does not engage in any commodity-related derivative transactions. As of September 1, 2001, the Company had contracts and options which were entered into for the purpose of hedging forecasted receipts and disbursements as well as cash balances in various foreign currencies and which, due to the weakening of the U.S. dollar, resulted in an unfavorable mark-to-market in the quarter.

ITEM 1.  LEGAL PROCEEDINGS

          On August 21, 2000, the Company was named as a defendant in a purported class action commenced in the Superior Court of the State of California for the County of Alameda (the "California State Court") entitled Chaset, et al. v. The Upper Deck Company, et al., No. 830257-9 (the "California Class Action"). The California Class Action alleges that the Company and other manufacturers and licensors of sports and entertainment trading cards committed unlawful, unfair and fraudulent business acts under the California Unfair Business Practices Act (CUBPA) and the California Consumer Legal Remedies Act by the practice of selling trading cards with randomly-inserted
          "insert" cards allegedly in violation of state and federal anti-gambling laws and state consumer laws. The California Class Action asserts three claims for relief and seeks declaratory, equitable and injunctive relief and attorneys' fees on behalf of a purported nationwide class of trading card purchasers. Plaintiff filed an amended complaint on October 13, 2000, including an amendment to demand compensatory and punitive damages and restitution. On December 14, 2000, plaintiff moved for summary judgment on one of his CUBPA claims. On December 15, 2000, all defendants filed a motion to dismiss two of the claims for failure to state a claim upon which relief can be granted; a motion for summary judgment dismissing the remaining claim; and a motion to strike all allegations of fraudulent or deceptive representations and all references to plaintiff's prayer for monetary relief. On March 29, 2001, the Court issued a tentative ruling granting defendants' motion for summary judgment on the grounds that defendants' practices do not constitute illegal gambling as a matter of law, but denying the motion to dismiss to the extent that the  remaining  two  claims  allege  false or  misleading  advertising practices unrelated to the gambling issue. On March 30, 2001, in accordance with California state practice, the Court heard oral argument on whether or not its tentative ruling should stand as a final ruling. Thereafter, the Court issued a tentative ruling denying the motion for summary judgment and motion to dismiss, and set a hearing for June 1, 2001 to hear additional argument on the motions. On June 12, 2001, the Court entered an order denying defendants' motion for summary judgment and their motions to dismiss and to strike. At a case management conference on June 29, 2001, the Court stayed discovery pending defendants' appeal of the summary judgment decision and ruled that, if the appeal is denied, the parties are to address issues relating to the certification of a plaintiff class before proceeding to merits discovery. In addition, the Court has ruled that plaintiff's motion for summary judgment will not be heard until the Court had ruled on the class certification issue.
          Subsequently, review of the Court's decision denying defendants' motion for summary judgment was denied by the California Court of Appeal and the California Supreme Court. On September 21, 2001, plaintiff moved for class certification. Briefing and discovery concerning the class certification issue is not expected to be completed until January 2002, with a hearing on that issue set for February 4, 2002. An adverse outcome in the California Class Action could materially effect the Company's future plans and results. The Company's management believes that it has meritorious defenses and intends to vigorously defend against these claims.

          On February 26, 2001, The Upper Deck Company LLP ("Upper Deck") and Ken Griffey, Jr. commenced an action in the United States District Court for the Southern District of California against the Company for alleged unfair competition and invasion of privacy arising from the Company's planned launch of its 2001 Gold Label trading card series featuring trading cards containing game-used memorabilia of Griffey, Sammy Sosa, Jose Canseco and Alex Rodriguez, amount others. Upper Deck alleges that it has the exclusive right to sell memorabilia trading cards of the foregoing players. Plaintiffs seek unspecified damages, injunctive and declaratory relief and attorneys' fees and costs of suit. On February 28, 2001, Upper Deck and Griffey sought a temporary restraining order enjoining the Company from using the baseball pictures of the foregoing four players with trading cards containing game-used items. The Company submitted a written opposition on March 5, 2001. On March 6, 2001, Judge Judith Keep, U.S.D.J., ruling from the bench, denied Upper Deck's and Griffey's motion for a temporary restraining order. Judge Keep found, among other things, that in light of the Company's factual showing regarding the existence and scope of the players' licenses to the Company, as set forth in the BPPLA, Upper Deck and Griffey failed to establish any likelihood of success on the merits of their claims. In light of Judge Keep's ruling and the MLBPA's subsequent decision to commence an arbitration (see below), Upper Deck and Griffey agreed to a temporary stay of this litigation pending agreement on the terms of a formal stipulation between the parties pursuant to which the action may be dismissed or stayed pending a ruling in the arbitration between the MLBPA and the Company. On June 12, 2001, Upper Deck and Griffey voluntarily dismissed their Complaint with Prejudice.

          On March 16,  2001,  the  MLBPA  served  upon the  Company a notice of intention to arbitrate, contending that the Company does not have a license from the Major League baseball players authorizing it to manufacture and sell trading cards containing game-used items, such as jerseys and bats. The MLBPA alleges that absent a specific license from the Major League baseball players regarding such game-used items, the Company should not be permitted to manufacture and sell such trading cards. The MLBPA seeks unspecified damages and injunctive and declaratory relief. The Company believes that the Major League baseball players have authorized it to manufacture and sell trading cards containing memorabilia pursuant to the grant of a license contained in the standard Baseball Players Picture License Agreement ("BPPLA") between Topps and the ball players. On March 28, 2001, pursuant to the arbitration clause of the BPPLA, the Company designated David G. Ebert, Esq. and the MLBPA designated Steven Fehr as their respective partisan arbitrators, who in turn, have selected Frank H. Wohl, Esq. to serve as the neutral arbitrator. However, the MLBPA and the Company have agreed to settle the dispute and are in the process of preparing a written settlement agreement.

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


                                           THE TOPPS COMPANY, INC.
                                           ----------------------
                                                  REGISTRANT



                                        /s/     Catherine Jessup
                                        ------------------------------
                                        Vice President-Chief Financial
                                                   Officer










October 16, 2001