Form 10-Q
period 2001-12-01
TOPPS CO INC
filed 2002-01-15
CIK 812076

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 1, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________to _________________


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



The number of outstanding shares of Common Stock as of January 11, 2002 was 42,637,000.

                             THE TOPPS COMPANY, INC.
                                AND SUBSIDIARIES



--------------------------------------------------------------------------------
                         PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------


ITEM 1.  FINANCIAL STATEMENTS


                        Index                                         Page

         Condensed Consolidated Balance Sheets
           as of December 1, 2001 and March 3, 2001                    3

         Condensed Consolidated Statements of Operations
           for the thirteen and thirty-nine weeks ended
           December 1, 2001 and November 25, 2000                      4

         Condensed Consolidated Statements of Comprehensive
           Income for the thirteen and thirty-nine weeks ended
           December 1, 2001 and November 25, 2000                      5

         Condensed Consolidated Statements of Cash Flows
           for the thirty-nine weeks ended December 1, 2001 and
           November 25, 2000                                           6

         Notes to Condensed Consolidated Financial Statements          7

         Report of Independent Public Accountants                     10


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                          11


ITEM 3.  DISCLOSURES ABOUT MARKET RISK                                14


--------------------------------------------------------------------------------
                           PART II - OTHER INFORMATION
--------------------------------------------------------------------------------


ITEM 1.  LEGAL PROCEEDINGS                                             15


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              17

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                          (Unaudited)
                                                            December       March
                                                            1, 2001       3, 2001
                                                            --------      -------
                                                            (amounts in thousands
                                                              except share data)
ASSETS
------
CURRENT ASSETS:
    Cash and cash equivalents ...........................   $ 127,389    $ 158,741
    Accounts receivable - net ...........................      21,481       10,770
    Inventories .........................................      27,840       22,926
    Income tax receivable ...............................       7,790       11,570
    Deferred tax assets .................................       3,528        2,444
    Prepaid expenses and other current assets ...........       3,777        4,328
                                                              -------      -------
        TOTAL CURRENT ASSETS ............................     191,805      210,779
                                                              -------      -------

PROPERTY, PLANT & EQUIPMENT .............................      24,063       19,136
    Less:  accumulated depreciation and amortization ....      10,050        7,955
                                                               ------       ------
        NET PROPERTY, PLANT & EQUIPMENT .................      14,013       11,181
                                                               ------       ------

INTANGIBLE ASSETS, net of accumulated
    amortization of $47,934 and $45,930 .................      55,755       54,970
OTHER ASSETS ............................................       4,221        3,342
                                                              -------      -------
        TOTAL ASSETS ....................................   $ 265,794    $ 280,272
                                                              =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
    Accounts payable ....................................   $  11,781    $  13,705
    Accrued expenses and other liabilities ..............      38,165       36,969
    Income taxes payable ................................       3,114       22,026
                                                               ------       ------
        TOTAL CURRENT LIABILITIES .......................      53,060       72,700

DEFERRED INCOME TAXES ...................................         493        1,344
OTHER LIABILITIES .......................................      10,385        9,686
                                                               ------       ------
        TOTAL LIABILITIES ...............................      63,938       83,730
                                                               ======       ======

STOCKHOLDERS' EQUITY:
   Preferred stock, par value $.01 per share authorized
        10,000,000 shares, none issued ..................        --           --
   Common stock, par value $.01 per share, authorized
       100,000,000 shares; issued 48,970,000 shares
       and 48,421,000 shares as of December 1, 2001
       and March 3, 2001, respectively ..................         490          484
  Additional paid-in capital ............................      24,569       21,758
  Treasury stock, 6,418,000 shares and 4,329,000 shares
       as of Dec. 1, 2001 and March 3, 2001, respectively     (60,307)     (38,051)
  Retained earnings .....................................     244,492      217,479
  Accumulated other comprehensive loss ..................      (7,388)      (5,128)
                                                              -------      -------
         TOTAL STOCKHOLDERS' EQUITY .....................     201,856      196,542
                                                              -------      -------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ........    $265,794     $280,272
                                                              =======      =======

See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             (Unaudited)
                                          Thirteen weeks ended        Thirty-nine weeks ended
                                         December       November      December        November
                                         1, 2001        25, 2000      1, 2001         25, 2000
                                         -------        --------      --------        --------
                                               (amounts in thousands, except share data)

Net sales .........................   $     72,917   $     92,700   $    242,027    $    378,740

Cost of sales .....................         49,793         49,090        143,990         194,994
                                      ------------   ------------   ------------    ------------

Gross profit on sales .............         23,124         43,610         98,037         183,746

Other income (expense) ............            718            195         (1,122)          1,166
                                      ------------   ------------   ------------    ------------
                                            23,842         43,805         96,915         184,912

Selling, general and administrative
expenses ..........................         17,925         18,989         61,710          63,639
                                      ------------   ------------   ------------    ------------

Income from operations ............          5,917         24,816         35,205         121,273

Interest income, net ..............            949          1,613          3,663           3,530
                                      ------------   ------------   ------------    ------------

Income before provision for income
taxes .............................          6,866         26,429         38,868         124,803

Provision for income taxes ........            334          7,548         11,855          44,929
                                      ------------   ------------   ------------    ------------

Net income ........................   $      6,532   $     18,881   $     27,013    $     79,874
                                      ============   ============   ============    ============



Net income per share - basic ......   $       0.15   $       0.42   $       0.62    $       1.77
                     - diluted ....           0.15           0.41           0.61            1.72


Weighted average shares outstanding
                    - basic .......     42,595,000     44,796,000     43,275,000      45,228,000
                    - diluted .....     43,818,000     45,959,000     44,557,000      46,487,000




See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.


                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME



                                                  (Unaudited)
                                  Thirteen weeks ended   Thirty-nine weeks ended
                                  December    November     December    November
                                  1, 2001     25, 2000     1, 2001     25, 2000
                                  --------    --------     --------    --------
                                             (amounts in thousands)

Net income ....................   $  6,532    $ 18,881    $ 27,013    $ 79,874

Currency translation adjustment     (1,159)     (3,609)     (2,260)     (6,174)
                                  --------    --------    --------    --------

Comprehensive income ..........   $  5,373    $ 15,272    $ 24,753    $ 73,700
                                  ========    ========    ========    ========






























See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                             (Unaudited)
                                                       Thirty-nine weeks ended
                                                        December     November
                                                        1, 2001      25, 2000
                                                        --------     --------
                                                        (amounts in thousands)
  Cash flows from operating activities:
    Net income ......................................   $  27,013    $  79,874
    Add non-cash items included in net income:
         Depreciation and amortization ..............       4,196        3,400
         Deferred income taxes ......................        --            602

    Change in operating assets and liabilities:
         Accounts receivable ........................     (10,617)       3,240
         Inventories ................................      (3,953)      (2,733)
         Income tax receivable ......................       3,781         (754)
         Prepaid expenses and other current assets ..         581          626
         Payables and other current liabilities .....     (20,560)      15,964
         Other liabilities ..........................         402       (5,813)
                                                           ------       ------
                Cash provided by operating activities         843       94,406
                                                           ------       ------
  Cash flows from investing activities:
         Purchase of subsidiary, net of cash ........      (5,597)        --
         Additions to property, plant and equipment .      (4,084)      (3,157)
                                                           -------      -------
                Cash used in investing activities ...      (9,681)      (3,157)
                                                           -------      -------
  Cash flows from financing activities:
        Exercise of stock options ...................       2,819        1,826
        Repurchase of common stock ..................     (22,262)     (15,853)
                                                          --------     --------
                 Cash used in financing activities ..     (19,443)     (14,027)
                                                          --------     -------
    Net increase/(decrease) in cash
    and cash equivalents ............................     (28,281)      77,222

    Effect of exchange rate changes on cash
    and cash equivalents ............................      (3,071)        (217)
  Cash and cash equivalents at beginning of period ..     158,741       75,853
                                                          -------      -------
  Cash and cash equivalents at end of period ........   $ 127,389    $ 152,858
                                                          =======      =======

Supplemental disclosure of cash flow information:

 Interest paid ......................................   $      40    $      98
 Income taxes paid ..................................   $  19,759    $  24,822



See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    THIRTY-NINE WEEKS ENDED DECEMBER 1, 2001


1.   Basis of Presentation

     The accompanying unaudited condensed interim consolidated financial statements have been prepared by The Topps Company, Inc. and its subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, considered necessary for a fair presentation. Operating results for the thirty-nine weeks ended December 1, 2001 are not necessarily indicative of the results that may be expected for the year ending March 2, 2002. For further information refer to the consolidated financial statements and notes thereto in the Company's annual report for the year ended March 3, 2001.

2.   Quarterly Comparison

     Management believes that quarter-to-quarter comparisons of sales and operating results are affected by a number of factors, including the timing of product introductions and variations in shipping and factory scheduling requirements. Thus, annual sales and earnings amounts are unlikely to be equal each quarter.


3.   Inventories
                                       (Unaudited)
                                        December         March
                                        1, 2001         3, 2001
                                        -------         -------
                                         (amounts in thousands)

        Raw Materials                   $ 4,860         $ 2,804
        Work In Process                   2,927             805
        Finished Product                 20,053          19,317
                                        -------         -------
        Total                           $27,840         $22,926
                                        =======         =======



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

     The Collectible Sports Products segment primarily consists of trading cards featuring players from Major League Baseball, the National Basketball Association, the National Football League and the National Hockey League, sticker/album products featuring players from certain European soccer leagues as well as the Company's sports Internet activities.

     The   Entertainment   Products   segment  consists  of  trading  cards  and
     sticker/album products featuring licenses from popular films, television shows and other entertainment properties including Pokemon.

     The Company's management evaluates the performance of each segment based upon its contributed margin, which is profit after cost of goods sold, product development, advertising and promotional costs and obsolescence, but before unallocated general and administrative expenses and manufacturing overhead, depreciation and amortization, other income, interest and income taxes.

     The Company does not allocate assets among its business segments and therefore does not include a breakdown of assets or depreciation and amortization by segment.

                                             Thirteen weeks ended    Thirty-nine weeks ended
                                             December    November     December     November
                                             1, 2001     25, 2000     1, 2001      25, 2000
                                             --------    --------     --------     --------
                                                       (In thousands of dollars)
Net Sales
---------
Confectionery ...........................   $  31,521    $  33,472    $ 121,770    $ 143,135
Collectible Sports Products .............      34,930       36,489       94,568      100,070
Entertainment Products ..................       6,466       22,739       25,689      135,535
                                               ------       ------      -------      -------
Total ...................................   $  72,917    $  92,700    $ 242,027    $ 378,740
                                               ======       ======      =======      =======

Contributed Margin
------------------
Confectionery ...........................   $  10,214    $  12,913    $  44,790    $  54,616
Collectible Sports Products .............       6,373       11,061       27,268       36,776
Entertainment Products ..................       3,318       16,200       14,477       77,441
                                               ------       ------       ------      -------
Total ...................................   $  19,905    $  40,174    $  86,535    $ 168,833
                                               ======       ======       ======      =======

Reconciliation of contributed margin
 to income before provision for
 income taxes:

Total contributed margin ................   $  19,905    $  40,174    $  86,535    $ 168,833
Unallocated general and administrative
  expenses and manufacturing overhead ...     (13,091)     (14,115)     (46,012)     (45,326)
Depreciation & amortization .............      (1,615)      (1,438)      (4,196)      (3,400)
Other income (expense) ..................         718          195       (1,122)       1,166
                                               ------       ------       ------      -------
Income from operations ..................       5,917       24,816       35,205      121,273
Interest income, net ....................         949        1,613        3,663        3,530
                                               ------       ------       ------      -------
Income before provision for income taxes    $   6,866    $  26,429    $  38,868    $ 124,803
                                               ======       ======       ======      =======


5.   Reclassifications

     Beginning in the first quarter of fiscal 2001 the Company changed the classification of certain accounts. Prepress, autograph and relic costs related to future period releases, which previously had been included in the balance of prepaid expenses and other current assets, have been reclassified to inventory. The cost of autographs, relics, and freight related to merchandise sold in the period, which previously had been included in selling, general and administrative expenses, has been reclassified to cost of goods sold. This presentation has been reflected on the Condensed and Consolidated Balance Sheets as of December 1, 2001 and March 3, 2001 and the Statement of Operations for the thirteen and thirty-nine week periods ended December 1, 2001 and November 25, 2000. There is no impact on reported income from operations, net income or working capital as a result of these reclassifications.


6.   Acquisition of thePit.com, Inc.

     On August 26, 2001 the Company acquired all of the outstanding common stock of thePit.com, Inc., which operates a sports card exchange, for $5.6 million in cash, net. The acquisition was accounted for using the purchase method of accounting. The financial statements of thePit.com, Inc. have been consolidated into the financial statements of the Company. The allocation of the purchase price is complete and, accordingly, $780,000 ($470,000 for technology and $310,000 for marketing agreements) has been reclassified from goodwill to intangibles and is being amortized over 5 years. The amount of goodwill remaining after the reclassification is $2.0 million. $39,000 in quarterly amortization of these intangibles has been included in the Consolidated Statement of Operations for the period ended December 1, 2001.

INDEPENDENT ACCOUNTANTS' REPORT
-------------------------------


Board of Directors and Stockholders
The Topps Company, Inc.


We have made a review of the accompanying condensed consolidated balance sheet of The Topps Company, Inc. and subsidiaries (the "Company") as of December 1,
2001, and the related condensed consolidated statements of operations and cash flows for the thirteen week periods ended December 1, 2001 and November 25, 2000. These financial statements are the responsibility of the Company's management.

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

January 8, 2002
New York, New York

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Third Quarter Fiscal Year 2002 (thirteen weeks ended December 1, 2001) versus
-----------------------------------------------------------------------------
Third Quarter Fiscal Year 2001 (thirteen weeks ended November 25, 2000)
-----------------------------------------------------------------------


The following table sets forth, for the periods indicated, net sales by key business segment:


                              Thirteen weeks ended      Thirty-nine weeks ended
                              December    November       December     November
                              1, 2001     25, 2000       1, 2001      25, 2000
                              --------    --------       --------     --------
                                         (In thousands of dollars)

Net Sales
Confectionery .............   $ 31,521    $ 33,472      $121,770     $143,135
Collectible Sports Products     34,930      36,489        94,568      100,070
Entertainment Products ....      6,466      22,739        25,689      135,535
                               -------     -------       -------      -------
         Total ............   $ 72,917    $ 92,700      $242,027     $378,740
                               =======     =======       =======      =======


Net sales in the third quarter of fiscal 2002 decreased 21.3% to $72.9 million from $92.7 million for the same period last year. This decrease was primarily a function of a significant reduction in the popularity of Topps' products featuring Pokemon, which was a hot property for the Company last year. Pokemon sales decreased to $2.1 million in the quarter this year from $30.5 million last year, a difference of $28.4 million.

Net sales of confectionery products which include, among others, Bazooka brand bubble gum and Ring Pop, Push Pop, Baby Bottle Pop and Pokemon candies, decreased 5.8% in the third quarter of this year to $31.5 million from $33.5 million in fiscal 2001. Included in fiscal 2002 sales is $0.3 million from Pokemon confectionery products, a decrease of $6.5 million versus 2001. Sales of branded (non-Pokemon) confectionery products increased 16.8% in the quarter to $31.2 million, reflecting strong domestic growth of Ring Pop and Push Pop, as well as the introduction of seasonal products and solid gains overseas, particularly in Japan, Canada and Mexico.

Net sales of collectible sports products, which consist of traditional cards and sticker/album products as well as sports Internet activities, decreased 4.3% to $34.9 million in the third quarter of fiscal 2002 from $36.5 million last year. Sales of traditional sports products decreased 12% in the quarter to $31.9 million, a function of higher sales of baseball products which were more than offset by lower sales of football and basketball products. Internet activities, specifically etopps (cards sold online in an IPO format) and thePit (an online sports card exchange), generated $3.0 million in sales and $1.8 million in contributed margin losses (before overhead) in the quarter versus no sales and contributed margin impact a year ago.

Net sales of entertainment products, which consist of entertainment cards and the Merlin line of entertainment sticker/album products, decreased to $6.5 million in the third quarter of fiscal 2002 from $22.7 million in fiscal 2001 reflecting a $22.0 million decline in sales of Pokemon products to $1.8 million. During the quarter this year, the Company also sold entertainment products featuring Enduring Freedom (which chronicles the nation's war on terrorism), WWF in international markets, Lord of the Rings and Monsters, Inc.

Gross profit as a percentage of net sales in the third quarter of fiscal 2002 decreased to 31.7% as compared with 47.0% in the same period last year. Margins this year were impacted by the reduction in sales of high-margin Pokemon products, increased costs associated with sports autographs and relics, higher product development costs and an increase in product obsolescence associated with the launch of etopps.

Other income/(expense) was $718,000 this year versus $195,000 last year. This increase was primarily the result of non-cash foreign exchange gains this year on dollar-denominated cash balances held in Europe.

Selling, general and administrative ("SG&A") expenses increased as a percentage of net sales to 24.6% in the third quarter of fiscal 2002 from 20.5% a year ago primarily as a result of lower sales. SG&A dollar spending decreased to $17.9 million this year from $19.0 million in the quarter last year as a result of a reduction in the accrual for employee incentive compensation and lower marketing expenditures overseas.

Net interest income in the third quarter was $949,000 this year versus $1.6 million last year, the result of lower interest rates and a lower cash balance, on average, than last year.

Net income in the third quarter of fiscal 2002 was $6.5 million, or $0.15 per fully diluted share, as compared with $18.9 million, or $0.41 per fully diluted share last year.



Nine Months Fiscal 2002 (thirty-nine weeks ended December 1, 2001) compared to
------------------------------------------------------------------------------
Nine Months Fiscal 2001 (thirty-nine weeks ended November 25, 2000)
-------------------------------------------------------------------

Net sales for the first nine months of fiscal 2002 decreased 36.1% to $242.0 million from $378.7 million for the same period last year. This decrease was a function of a significant reduction in Pokemon sales to $20.9 million in the period this year from $170.0 million last year. Approximately $8.5 million of the Pokemon sales in the period this year, versus $11.0 million last year, were the result of reversals of the provision for returns.

Net sales of confectionery products decreased 14.9% in the nine months this year to $121.8 million from $143.1 million in fiscal 2001, the result of a $30.9 million decline in Pokemon confectionery sales to $5.0 million this year. Excluding Pokemon products, sales of branded confectionery products increased 9.0%, driven by strong domestic growth of Ring Pop, Push Pop and Baby Bottle Pop and the introduction of seasonal products.

Net sales of collectible sports products decreased 5.5% to $94.6 million in the first nine months of fiscal 2002 from $100.1 million in the comparable period last year. Sales of traditional sports products decreased 8.7% in the period, primarily the result of lower sales of football and basketball products which were partially offset by higher sales of baseball products. Internet activities, specifically etopps (card sold online in an IPO format) and thePit (an online sports card exchange), generated $3.2 million in sales and $1.9 million in contributed margin losses (before overhead) in the nine months versus no sales and contributed margin impact a year ago.

Net sales of entertainment products decreased to $25.7 million in the first nine months of fiscal 2002 from $135.5 million in fiscal 2001 reflecting a $118.1 million decrease in sales of Pokemon products to $15.9 million this year.

Gross profit as a percentage of net sales for the first nine months of fiscal 2002 decreased to 40.5% as compared with 48.5% for the same period last year. Margins this year were impacted by the reduction in sales of high-margin Pokemon products as well as an increase in sports autograph and relic costs and higher product development costs, partially offset by a volume rebate from a French distributor.

Other income/(expense) through nine months was an expense of $1.1 million this year versus income of $1.2 million last year, primarily as a result of non-cash foreign exchange losses of $2.0 million this year on dollar-denominated cash balances held in Europe.

Selling, general and administrative ("SG&A") expenses increased as a percentage of net sales to 25.5% in the first nine months of fiscal 2002 from 16.8% a year ago as a result of lower sales. SG&A dollar spending decreased to $61.7 million this year from $63.6 million last year as a result of lower marketing expenditures, particularly overseas, and lower costs associated with employee incentive compensation.

Net interest income increased to $3.7 million in fiscal 2002 from $3.5 million in fiscal 2001 as a result of higher cash balances, on average, than last year.

Net income in the first nine months of fiscal 2002 was $27.0 million, or $.61 per fully diluted share, as compared with $79.9 million, or $1.72 per fully diluted share last year.


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

In October 1999, the Board of Directors authorized the Company to repurchase up to 5 million shares of its stock. In October 1, 2001, repurchases against this authorization were completed, and the Board of Directors authorized the purchase of up to an additional 5 million shares of stock. During the third quarter of fiscal 2002, the Company repurchased 493,000 shares at an average price of $9.76, bringing total shares purchased as of December 1, 2001 to 5.3 million under these two authorizations.

As of December 1, 2001, the Company had $127.4 million in cash and cash equivalents.

During the first nine months of fiscal 2002, the Company's net decrease in cash and cash equivalents was $28.3 million versus an increase of $77.2 million in the first nine months of fiscal 2001. Cash provided by operating activities in the nine months of this year was $0.8 million versus $94.4 million last year, primarily as a result of lower net income, the payment of almost $20 million in European taxes and an increase in receivable balances (driven by higher U.S sales and unusually low receivable balances at the end of last year). Cash used in investing activities this year reflects the $5.6 million acquisition of thePit.com as well as $4.1 million in capital expenditures compared with $3.2 million in capital expenditures last year. Cash used in financing activities reflects expenditures for the repurchase of Company stock, net of the exercise of stock options, of $19.4 million this year versus $14.0 million last year.

Management believes that the Company has adequate means to meet its liquidity and capital resource needs over the foreseeable future.

Cautionary Statements
---------------------

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby filing cautionary statements identifying important factors that could cause actual results to differ materially from those projected in any forward-looking statements of the Company made by or on behalf of the Company, whether oral or written. Among the factors that could cause the Company's actual results to differ materially from those indicated in any such forward statements are: (i) the failure of certain of the Company's principal products, particularly sports cards, entertainment cards, lollipops or sticker/album collections, to achieve expected sales levels; (ii) quarterly fluctuations in results; (iii) the Company's loss of important licensing arrangements; (iv) the failure of the Company's Internet initiatives to achieve expected levels of success for any reason whatsoever; (v) the Company's loss of important supply arrangements with third parties; (vi) the loss of any of the Company's key customers or distributors; (vii) further prolonged and material contraction in the trading card industry as a whole; (viii) further declines in the sale of U.K. Premier League sticker/album collections; (ix) excessive returns of the Company's products; (x) an adverse outcome in any of the Company's material legal proceedings; (xi) civil unrest, currency devaluation, terrorism or political upheaval in the U.S. or certain foreign countries in which the Company conducts business; as well as other risks detailed from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.



ITEM 3.  DISCLOSURES ABOUT MARKET RISK

The Company's exposures to market risk associated with activities in derivative financial instruments (e.g., hedging or currency swap agreements), other financial instruments and derivative commodity instruments is confined to the impact of mark-to-market changes in foreign currency rates on the Company's forward contracts and options. The Company has no debt and does not engage in any commodity-related derivative transactions. As of December 1, 2001, the Company had $9.1 million in forward contracts which were entered into for the purpose of hedging forecasted receipts and disbursements.

ITEM 1.  LEGAL PROCEEDINGS


     In November 1998, the Company was named as a defendant in a purported class action commenced in the United States District Court for the Southern District of California (the "California Court") entitled Rodriquez, et. al.
     v. The Topps Company, Inc., No. CV 2121-B (AJB) (S.D. Cal.) (the "Class Action"). The Class Action alleges that the Company violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the California Unfair Business Practices Act, by its practice of selling sports and entertainment trading cards with randomly-inserted "insert" cards, allegedly in violation of state and federal anti-gambling laws. The Class Action seeks treble damages and attorneys' fees on behalf of all individuals who purchased packs of cards at least in part to obtain an "insert" card over a four-year period. On January 22, 1999, plaintiffs moved to consolidate the Class Action with similar class actions pending against several of the Company's principal competitors and licensors in the California Court. On January 25, 1999, the Company moved to dismiss the complaint, or, alternatively, to transfer the Class Action to the Eastern District of New York or stay the Class Action pending the outcome of the Declaratory Judgment Action pending in the Eastern District of New York. By orders dated May 14, 1999, the California Court denied the Company's motions to dismiss or transfer the Class Action but granted the Company's motion to stay the Class Action pending the outcome of the Declaratory Judgment Action. The California Court also denied plaintiffs' motion to consolidate the Class Action with similar purported class actions. On April 18, 2000, the California Court entered an order requiring plaintiffs in the Class Action as well as in the other purported Class Actions to show cause why all such actions should not be dismissed. By order dated June 21, 2000, the California Court vacated its May 14, 2000 order denying the Company's motion to dismiss the Class, dismissed the RICO claim in the Class Action with prejudice and without leave to replead, and dismissed the pendent state law claims without prejudice. Plaintiffs filed a notice of appeal of the California Court's decision to the United States Court of Appeals for the Ninth Circuit on July 21, 2000. Briefing has been completed, and oral argument was held on December 5, 2001 but the Court has not yet issued a decision. If the Class Action were reinstated on appeal, an adverse outcome in the Class Action could materially effect the Company's future plans and results. The Company intends to vigorously defend against the appeal.


     On August 21, 2000, the Company was named as a defendant in a purported class action commenced in the Superior Court of the State of California for the County of Alameda (the "California State Court") entitled Chaset, et al. v. The Upper Deck Company, et al., No. 830257-9 (the "California Class Action"). The California Class Action alleges that the Company and other manufacturers and licensors of sports and entertainment trading cards committed unlawful, unfair and fraudulent business acts under the
     California Unfair Business Practices Act (CUBPA) and the California Consumer Legal Remedies Act by the practice of selling trading cards with randomly-inserted "insert" cards allegedly in violation of state and federal anti-gambling laws and state consumer laws. The California Class Action asserts three claims for relief and seeks declaratory, equitable and injunctive relief and attorneys' fees on behalf of a purported nationwide class of trading card purchasers. Plaintiff filed an amended complaint on October 13, 2000, including an amendment to demand compensatory and punitive damages and restitution. On December 14, 2000, plaintiff moved for summary judgment on one of his CUBPA claims. On December 15, 2000, all defendants filed a motion to dismiss two of the claims for failure to state a claim upon which relief can be granted; a motion for summary judgment dismissing the remaining claim; and a motion to strike all allegations of fraudulent or deceptive representations and all references to plaintiff's prayer for monetary relief. On March 29, 2001, the Court issued a tentative ruling granting defendants' motion for summary judgment on the grounds that defendants' practices do not constitute illegal gambling as a matter of law, but denying the motion to dismiss to the extent that the remaining two claims allege false or misleading advertising practices unrelated to the gambling issue. On March 30, 2001, in accordance with California state practice, the Court heard oral argument on whether or not its tentative ruling should stand as a final ruling. Thereafter, the Court issued a tentative ruling denying the motion for summary judgment and motion to dismiss, and set a hearing for June 1, 2001 to hear additional argument on the motions. On June 12, 2001, the Court entered an order denying defendants' motion for summary judgment and their motions to dismiss and to strike. At a case management conference on June 29, 2001, the Court stayed discovery pending defendants' appeal of the summary judgment decision and ruled that, if the appeal is denied, the parties are to address issues relating to the certification of a plaintiff class before proceeding to merits discovery. In addition, the Court ruled that plaintiff's motion for summary judgment will not be heard until the Court has ruled on the class certification issue. Subsequently, review of the Court's decision denying defendants' motion for summary judgment was denied by the California Court of Appeal and the California Supreme Court. On September 21, 2001, plaintiff moved for class certification. Briefing and discovery concerning the class certification issue is not expected to be completed until January 2002, with a hearing on that issue set for February 27, 2002. An adverse outcome in the California Class Action could materially effect the Company's future plans and results. The Company's management believes that it has meritorious defenses and intends to vigorously defend against these claims.

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












January 15, 2002