Form 10-Q/A
period 2001-12-01
TOPPS CO INC
filed 2002-02-25
CIK 812076

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

Item 6 is hereby amended and restated in its entirety to read as follows:




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits as required by Item 601 of Regulation S-K


        10.23  Employment Agreement with Arthur T. Shorin

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












February 25, 2002