Form 10-K
period 2002-03-02
TOPPS CO INC
filed 2002-05-31
CIK 812076

________________________________________________________________________________
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


(Mark One)

[X]                      ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended March 2, 2002

                                       OR

[ ]

                     TRANSITION REPORT PURSUANT TO SECTION
               13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______ to ________


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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


     The aggregate market value of Common Stock held by non-affiliates as of May 15, 2002 was approximately $425,418,000.

     The number of outstanding shares of Common Stock as of May 15, 2002 was 41,913,000.


        Documents incorporated by reference                        Part
        -----------------------------------                        ----

Annual Report to Stockholders for the Year Ended March 2, 2002     I,II,IV
Proxy Statement for the 2002 Annual Meeting of Stockholders          III
________________________________________________________________________________

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

     In 1995, the Company acquired Merlin Publishing International Limited ("Merlin"), a U.K.-based marketer of licensed collectibles, primarily sticker album collections. While continuing to market products under the Merlin brand name, Merlin changed its corporate name to Topps Europe Ltd. ("Topps Europe") in March 1997. In August 2001, the Company acquired thePit.com, Inc. which operates an Internet-based sports card exchange.

     The Company, which is headquartered in New York, N.Y., also has offices in Pennsylvania, Canada, the U.K., Ireland, Italy, Brazil and Argentina and distributes its products in sixty countries.


                                    PRODUCTS
Confectionery
-------------

     The Company markets premium quality lollipops throughout the United States, Canada, Europe and parts of Latin America and Asia. Branded lollipops include Ring Pop (made of candy molded into the form of an exaggerated precious gem stone and anchored to a plastic ring), Push Pop (a cylinder-shaped lollipop packaged in a plastic container with a removable cap, designed to enable consumers to eat a portion of the pop and save the rest for later) and Baby Bottle Pop (a miniature baby bottle filled with fruit-flavored powder and topped with a candy nipple).


================================================================================

Trademarks of The Topps Company, Inc. and Subsidiaries appearing in this report:
Baby Bottle Pop, Bazooka, Bazooka Joe, Big Squirt, Bowman, Bowman's Best, Bowman Chrome, Bowman Reserve, etopps, etopps.com, Flip N`Dip Push Pop, Garbage Pail Kids, Jumpin' Jumbo Push Pop, Mars Attacks, Merlin, Popzoid, Push Pop, Ring Pop, Ring Pop Twisted Fruit, Ring Pop Twisted Cream, Topps, Topps 206, Topps Chrome, Topps Finest, Topps Gallery, Topps Gold Label, Topps Heritage, Topps Pristine, Topps Stadium Club, Topps Tribute, Treasure Pop, Twisted Fruit Baby Bottle Pop, Twisted Fruit Ring Pop and Wacky Packages.

Unless otherwise indicated, all date references refer to calendar years.

     The Company has marketed Bazooka brand bubble gum since 1947. Traditional chunk Bazooka bubble gum is produced in individually-wrapped rectangular pieces in a variety of flavors and sold generally at a suggested retail price of five cents a piece. Individual pieces of Bazooka brand bubble gum include a comic featuring Bazooka Joe, a copyrighted cartoon character created by the Company in 1953. In addition to individual pieces, the Company sells multiple piece packs of Bazooka which are designed for distribution across all major trade channels.

     In fiscal 2000, 2001 and, to a lesser extent 2002, the Company marketed a line of Pokemon confectionery products which included three types of lollipops:
Pokemon Sticker Pops (with a Bazooka-flavored gum center and a Pokemon sticker inside the wrapper), Pokemon Popzoids (anchored on collectible Pokemon character sticks) and Pokemon Treasure Pops (with surprise Pokemon mini-figures hidden inside the handle). The Company also marketed a plastic container replica of the Pokemon ball with candy and a decorated Pokemon figure packed inside.

     Fiscal 2002 featured the Company's launch of seasonal confectionery products focused on Christmas, Valentine's Day and Easter. Additionally, the Company introduced line extensions including Ring Pop Twisted Fruit (two flavors of candy swirled together in each pop) and Jumpin' Jumbo Push Pop (a larger Push Pop where the pop rises automatically) and began roll out of Ring Pop Twisted Cream in the U.S. The Company also introduced Big Squirt (liquid candy spray in a tube) and two Marvel lollipops internationally.

     In fiscal 2003, the Company plans to introduce Twisted Fruit Push Pop, Flip N'Dip Push Pop, Twisted Fruit Baby Bottle Pop and certain other new products.


Collectible Sports Products
---------------------------

     The Company is a leading marketer of collectible picture products comprised of trading cards and sticker album collections. These products typically feature professional sports figures from Major League Baseball, NFL Football, NBA Basketball, NHL Hockey, English Premiere League Football (soccer) and Italian Calcio Football. In the U.S. and Canada, picture products are generally sold in the form of cards, while in the rest of the world picture products are typically sold in the form of sticker album collections. In fiscal 2002, the Company leveraged its sports knowledge and expertise by lauching etopps, a line of sports cards sold exclusively online via an IPO format. The Company also acquired thePit.com, a sports card exchange, representing its foray into the secondary market for collectible trading cards.

     Traditional card products contain photographs of athletes and other features, including summary statistics, biographical material and occasionally, pieces of memorabilia and/or players' autographs. The Company markets sports picture cards in various size packages, as well as complete sets, for distribution through a variety of trade channels.

     The Company distributes sports cards under brand names including, but not limited to, Topps, Topps Heritage, Topps Finest, Topps Gallery, Topps Stadium Club, Topps Gold Label, Topps Chrome, Bowman and etopps. The Company attempts to ensure that each brand of sports cards has its own unique positioning in the marketplace. For example, Topps Heritage, a retro brand with bubble gum in every pack, addresses a perceived consumer demand for nostalgia-based products and capitalizes on Topps' heritage and history in the sports collectible industry.

     All cards are high quality, showcasing various technologies and state-of-the-art reproduction techniques. Cards may also include value-added features such as foil stamping, film lamination, autographs and/or small pieces of memorabilia. Prices generally range from a suggested retail price of $0.99 per pack to $7.00 per pack, although the Company has recently marketed packs that are priced as high as $40.00. The Company also sells products in box configurations that are offered to the consumer at a suggested retail price of $100 or more. The Company is continuously updating the features of its cards and seeking new technologies. In the last couple of years, increased consumer demand for autographs and memorabilia has placed pressure on sports card margins.

     In October 2001, the Company launched etopps, a trading card brand sold exclusively on the Internet at www.etopps.com. Each week on the etopps website, a limited number of cards featuring distinguished veteran and rookie players are offered for sale via "Initial Player Offerings", ("IPOs"). Upon assuming ownership, a customer may take delivery of purchased cards, each of which come in a special sealed protective case, or elect to have Topps hold the cards in secured storage. Cards held by the Company can be tracked via personal on-line portfolios and traded on an exclusive etopps trading floor on eBay. All etopps cards adhere to ultra high-quality printing and manufacturing standards and have pre-numbered counterfeit-proof stickers in order to assure authenticity.

     In August 2001 the Company acquired all the outstanding common stock in thePit.com, Inc. for $5.7 million in cash. ThePit.com makes a market in graded rookie cards and provides a means by which collectors can buy and sell cards in real time over the Internet.

     Internationally, the Company has sports licenses for the England Premier League Soccer and England National Soccer teams as well as for Italian soccer leagues. Sports sticker album collections, which are sold under the Merlin and Topps brand names, are marketed throughout Europe and parts of Asia. Stickers are sold in packages and display photos of popular local athletes and sports teams. The stickers are designed so that they can be placed in an associated album, which contains more detailed information and statistics regarding the players and teams.


Entertainment Products
----------------------

     The Entertainment Products segment consists of trading cards and sticker album products featuring licenses from popular films, television shows and other entertainment properties. Since the 1950's, the Company has marketed trading cards featuring some of the dominant entertainment properties of the time, including The Beatles, Elvis Presley, Star Wars, Michael Jackson, E.T.: The Extra-Terrestrial, Indiana Jones, Batman, Teenage Mutant Ninja Turtles and Jurassic Park. Occasionally, the Company has also created cards featuring its own entertainment properties such as Wacky Packages, Garbage Pail Kids and Mars Attacks, as well as cards detailing events of national interest such as Desert Storm. Over the years, entertainment products have experienced peaks and valleys in terms of consumer interest. This volatility, coupled with the returns exposure endemic to this business, has prompted the Company to be highly selective in determining which entertainment licenses to pursue.

     In fiscal 2000, through an agreement with Nintendo of America, the Company obtained the rights to market products including trading cards, sticker albums and candy, featuring the highly popular Pokemon characters. The Company began distributing Pokemon cards in the U.S. and Canada in 1999 and introduced the product in Europe, Latin America and parts of Asia in fiscal 2001. During the fiscal 1999 to 2002 period, the Company distributed Pokemon products in 44 countries and 25 languages.

     In addition to Pokemon cards and sticker album collections, in fiscal 2002 the Company marketed six entertainment card properties: Marvel Legends (inspired by the Marvel Super-Hero Universe), Planet of the Apes, Lord of the Rings, Star Wars, Monsters, Inc. and Enduring Freedom (which chronicled our nation's fight against terrorism). Additionally, overseas the Company marketed Jurassic Park and Rossanna sticker album products, Rossanna magazines, and World Wrestling Federation stickers, magazines and merchandise.

     In fiscal 2003, the Company plans to develop products based on a limited number of entertainment licenses including Yu-Gi-Oh (non-card), Spider-Man and Star Wars Episode II: Attack of the Clones.

     For a schedule of net sales by key business segment for the past three fiscal years, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 7 of the Company's Annual Report to Stockholders for the year ended March 2, 2002 (the "Annual Report"), which is hereby incorporated by reference.



                           DISTRIBUTION AND MARKETING


Sales and Distribution
----------------------

     The Company's products are sold throughout the United States, Canada and Europe, as well as in certain Latin American and Asian markets.

     In the U.S., internal and field sales employees handle sales of confectionery products to national accounts. Confectionery sales to other channels are handled by a nationwide network of broker organizations managed by Topps employees. Topps confectionery products reach thousands upon thousands of retail outlets including supermarkets, drugstores, convenience stores, mass merchandisers, warehouse clubs, dollar stores, video and other specialty accounts. The Company's own employees also handle U.S. sales of sports and entertainment collectibles to approximately 2,100 hobby stores, hobby distributors and category managers.

     In Canada, the Company's own internal sales organization handles sales of confectionery and trading card products to national accounts. Confectionery and trading card sales to all other channels are handled by one national broker. Current distribution in Canada is to over 15,000 retail outlets.

     In the U.K., sales of both confectionery products and collectibles are handled by a dedicated field sales force augmented by wholesalers selling to independent retailers. Together, the sales force and wholesalers reach approximately 30,000 retail news and confectionery outlets. Elsewhere in Europe, as well as in Latin America, Japan and Asian markets served, sales are generated primarily through distributors.


Advertising and Promotion
-------------------------

     The Company utilizes a variety of marketing techniques, including television, radio and print advertising campaigns, sweepstakes and promotions designed to create consumer awareness and stimulate retail sales of its products. New U.S. advertising campaigns were launched in fiscal 2002 for Ring Pop and Push Pop brands. Advertising and marketing expenses (which encompass media spending, slotting allowances and consumer promotions) included in selling, general, and administrative expenses amounted to $22,885,000 in fiscal 2000, $24,529,000 in fiscal 2001 and $22,064,000 in fiscal 2002.

     Approximately 80% of the Company's fiscal 2002 sales were made on a returnable basis. Industry practice requires that the Company provide the right to return on sales of trading card products (excluding those to certain channels of distribution), on confectionery products and on sales of most sticker album products overseas. Consolidated return provisions net of reversals as a percentage of gross sales for the fiscal years ended 2000, 2001 and 2002 were 8.5%, 7.5% and 4.4% respectively. Returns significantly in excess of the Company's returns provisions could have a material adverse effect on the Company.



                                   PRODUCTION

Confectionery
-------------

     Ring Pop lollipops for sale in North America are manufactured at the Company's Scranton, Pennsylvania factory. Ring Pop lollipops for sale in international markets as well as all Push Pops, Baby Bottle Pops and most of the Company's other lollipop products are manufactured by a single supplier in factories located in Taiwan, Thailand and China. The loss of production at one or more of these facilities due to civil unrest or for any other reason could have a material adverse impact on sales of the Company's lollipops.

     Bazooka bubble gum is produced by the Hershey Foods Corporation under a contract which is renewed annually for a five-year term. This contract requires the Company to source all of its U.S. Bazooka production needs from Hershey, provided it can fulfill the orders on a timely basis. Failure by Hershey to supply the Company on a timely basis could have a material adverse effect on sales of Bazooka until the Company could make other arrangements.

     Ingredients, paperboard, packaging materials, foil stamping and UV coating, among other things, are required to manufacture the Company's total line of collectible picture and confectionery products and are generally available to the Company. The Company relies on single producers for several of these ingredients or processes, although alternative suppliers are generally available. Were any of these single sources no longer available to the Company, some adjustment in product specification might be required.


Collectible Picture Products
----------------------------

     In the U.S., photographs of athletes are generally taken by photographers under contract with the Company or by free-lance photographers on special assignment. In addition, certain photography is provided by the organizations representing the leagues and their member teams. Pictures of entertainment subjects are generally furnished by the respective licensor or created by artists retained by the Company. Computerized graphic artwork and design development for all of the Company's products is done by staff artists and through independent design agencies under the Company's direction. The Company's Graphic Services Department also utilizes computerized technology to enhance and color-correct photography and computer imaging to create interesting and unusual backgrounds and visual effects.

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

     Sticker production is subcontracted and coordinated by a single supplier in Italy, and album production is subcontracted to three suppliers in Italy. Adhesive material and packaging are sourced and printed by various subcontractors in Italy. The Company believes that there are other suitable sources available to meet its requirements if the current suppliers were unable to meet the Company's needs.



                        TRADEMARKS AND LICENSE AGREEMENTS


     The Company considers its trademarks and license agreements to be of material importance to its business. The Company's principal trademarks have been registered in the United States and many foreign countries where its products are sold. The sports picture products marketed by the Company in the U.S. are all produced under license agreements with individual athletes or their players' associations, as well as the licensing bodies of the professional sports leagues. These agreements cover the following sports: Major League Baseball, NBA Basketball, NFL Football and NHL Hockey. The Company also has a contract with Premier League Soccer in England and with players and teams with regard to soccer in Italy. The Company's inability to renegotiate successfully its Major League Baseball or NFL Football agreements upon expiration, or the loss of either license agreement, could have a material adverse effect on the Company.

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

     The Company has a related agreement with the Major League Baseball Players Association, which governs certain terms of the individual player contracts. The Company also has an agreement with Major League Baseball Properties, Inc., which covers the use of the names and insignias of the baseball teams and leagues in connection with its baseball picture products. Although the agreement expired at the end of 2000, the parties have agreed to continue to operate under its terms while a new agreement is negotiated. However, the inability of the parties to reach a mutually satisfactory new agreement could have a material adverse effect on the Company.

     The Company also enters into license agreements with entertainment companies to produce certain products. The terms of these contracts depend on a variety of factors. Total royalty expense under the Company's sports and entertainment licensing contracts for the fiscal years ended 2000, 2001 and 2002 was $43,403,000, $46,727,000, and $25,669,000,respectively. See Note 19 of Notes to Consolidated Financial Statements in the Annual Report, which is incorporated herein by reference, for a description of minimum guarantee payments required under the Company's existing sports and entertainment contracts.




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

                                   SEASONALITY


     The  Company's  U.S.  sports card  products are sold  throughout  the year, spanning the four major sports seasons in which the Company currently participates, i.e., baseball, football, basketball and hockey. Topps Europe's sales of sports sticker album products are driven largely by shipments of Premier League Soccer, with much of the sales activity occurring in December through February. Sales of entertainment products tend to be driven by the property on which they are based, often peaking with the release of a movie or the rise in popularity of a television program or particular licensed property. Sales of confectionery products are impacted by the introduction of new products and line extensions as well as by consumer and trade support programs.



                                   ENVIRONMENT

     The Company believes that it is in compliance in all material respects with existing federal, state and local regulations relating to the protection of the environment. Such environmental regulations have not had a material impact on the Company's capital expenditures, earnings or competitive position.




                                    EMPLOYEES


     The Company employed approximately 455 people in fiscal 2002.

     All of the production employees at the Company's factory in Scranton, Pennsylvania are represented by a union. The current union agreement expires in February 2003.

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

     2. Contraction in Sports Card Industry. The Company believes that the sports card industry as a whole has contracted significantly over the last ten years. Further prolonged and material contraction in the sports card industry, whether caused by labor strife or otherwise, could materially adversely affect the Company's future plans and results.

     3. Possible Labor Action in Baseball. The labor contract between the Major League Baseball Players Association and Major League Baseball Properties is due to expire at the end of the 2002 baseball season. Any work stoppage resulting from the parties' failure to reach a new agreement could materially adversely affect the Company's future plans and results.

     4. Returns. Approximately 80% of the Company's sales are made on a returnable basis. Although the Company maintains returns provisions, returns considerably in excess of the Company's provisions could materially adversely affect its future plans and results.

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

     7. Internet. The Company is making a significant investment in an Internet strategy. There is no guarantee that the strategy will be successful. The failure of the Company's Internet business to achieve expected levels of success could materially adversely affect the Company's future plans and results.

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

                        EXECUTIVE OFFICERS OF THE COMPANY


     The information required by this item with respect to the directors of the Company and those executive officers who are also directors appearing in the Proxy Statement for the annual meeting of stockholders scheduled to be held on June 27, 2002 ("2002 Proxy Statement") is hereby incorporated by reference thereto. Set forth below is information required by this item covering the other executive officers of the Company.


                                Position with the Company and business
Name                            experience during the past five years
----                            --------------------------------------

Ronald L. Boyum                 Vice President Marketing  and  Sales and General
                                Manager,  Confectionery  of  the  Company  since
                                February 2000;  Vice President -  Marketing  and
                                Sales of the Company since March 1995. Mr. Boyum is 50 years of age.

Edward P. Camp                  Vice President of  the Company  since April 1997
                                and  President  of  the  Hobby  Division   since
                                October 1995.   Mr. Camp held a number of sales-
                                related  positions  within  the  Company   prior
                                thereto.  Mr. Camp is 55 years of age.

Michael P. Clancy               Vice  President -  International of the  Company
                                since  December 1998  and  Vice  President since
                                February  1995.  Mr. Clancy  has  been  Managing
                                Director - Topps  International  Ltd.  (formerly
                                Topps Ireland)  since  July  1990 and was  Joint
                                Managing  Director  -  Topps  Europe  Ltd.  from
                                January 1997 to December 1998. Mr. Clancy is 47 years of age.

Michael J. Drewniak             Vice President -  Manufacturing of  the  Company
                                since March 1991. Mr. Drewniak held the position of General Manager - Manufacturing Operations prior thereto. Mr. Drewniak is 65 years of age.

Ira Friedman                    Vice  President  -  Publishing  and New  Product
                                Development of the Company since September 1991.
                                Mr. Friedman joined the Company in October 1988.
                                Mr. Friedman is 48 years of age.

                                Position with the Company and business
Name                            experience during the past five years
----                            --------------------------------------

Warren Friss                    Vice  President - Internet Business  and General
                                Counsel  since June 2001.   Mr. Friss  has  been
                                General  Counsel of the  Company since  February
                                2000.   Mr. Friss joined the  Company  as Deputy
                                General Counsel in May 1995.   Mr. Friss  is  38
                                years of age.

Catherine K. Jessup             Vice President -  Chief Financial Officer of the
                                Company since July 1995. Prior to joining the Company, Ms. Jessup held a number of positions with PepsiCo (a food products company)from 1981 to July 1995 including Director of Planning and C.F.O. PepsiCo Wines and Spirits. Ms. Jessup is
                                46 years of age.

William G. O'Connor             Vice President - Administration of  the  Company
                                since  September  1991.    Mr. O'Connor  was  an
                                Assistant  Secretary  of  the Company  from June
                                1982 until June 1994. Mr. O'Connor is 53 years of age.

John Perillo                    Vice President - Operations of the Company since
                                April 1995  and Vice President -  Controller and
                                Chief  Financial  Officer  of the  Company  from
                                April 1990 to July 1995. Mr. Perillo is 45 years of age.


Scott Silverstein               Executive Vice  President of  the Company  since
                                February 2000.  Prior thereto,  Mr.  Silverstein
                                ran  the  Pokemon  business for Topps since 1999
                                and  was the  Vice President - Business  Affairs
                                and General  Counsel  of   the   Company   since
                                February 1995. Mr. Silverstein held the position
                                of General Counsel from July 1993 until February
                                1995.   Prior  to   joining   the  Company,  Mr.
                                Silverstein was an attorney with the law firm of
                                Ingram  Yuzek  Gainen  Carroll & Bertolotti from
                                April  1990  until July 1993.  Prior thereto, he
                                was an attorney  with  the  law  firm  of Shea &
                                Gould.  Mr. Silverstein is the son-in-law of Mr.
                                Shorin,  the  Company's  Chairman of the  Board,
                                Chief  Executive  Officer  and  President.   Mr.
                                Silverstein is 40 years of age.

ITEM 2.  PROPERTIES

         The location and general description of the principal properties owned or leased by the Company are as follows:

                                                                            Owned or Leased;
                                                        Area/Facility       If Leased,
        Location                Type of Facility        Square Footage      Expiration Year
        --------                ----------------        --------------      ---------------
Duryea, Pennsylvania*           Office and warehouse        71,000          Leased; 2006

Scranton, Pennsylvania**        Manufacturing plant         41,000          Owned

Cork, Ireland**                 Office                       8,000          Leased; 2005

New York, NY*                   Executive offices           60,000          Leased; 2009

Milton Keynes, United Kingdom*  Office and warehouse        10,000          Leased; 2014


         The Company also leases offices in Canada, Brazil, Argentina and Italy. The Company believes that its active facilities are in good repair and are suitable for its needs for the foreseeable future.

------------------------------
 *Serves all business segment
**Serves confectionery segment

ITEM 3.  LEGAL PROCEEDINGS

     In November 1998, the Company was named as a defendant in a purported class action commenced in the United States District Court for the Southern District of California (the "California Court") entitled Rodriquez, et. al. v. The Topps Company, Inc., No. CV 2121-B (AJB) (S.D. Cal.) (the "Class Action"). The Class Action alleges that the Company violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the California Unfair Business Practices Act, by its practice of selling sports and entertainment trading cards with randomly-inserted "insert" cards, allegedly in violation of state and federal anti-gambling laws. The Class Action seeks treble damages and attorneys' fees on behalf of all individuals who purchased packs of cards at least in part to obtain an "insert" card over a four-year period. On January 22, 1999, plaintiffs moved to consolidate the Class Action with similar class actions pending against several of the Company's principal competitors and licensors in the California Court. On January 25, 1999, the Company moved to dismiss the complaint, or, alternatively, to transfer the Class Action to the Eastern District of New York or stay the Class Action pending the outcome of the Declaratory Judgment Action pending in the Eastern District of New York. By orders dated May 14, 1999, the California Court denied the Company's motions to dismiss or transfer the Class Action but granted the Company's motion to stay the Class Action pending the outcome of the Declaratory Judgment Action. The California Court also denied plaintiffs' motion to consolidate the Class Action with similar purported class actions. On April 18, 2000, the California Court entered an order requiring plaintiffs in the Class Action as well as in the other purported Class Actions to show cause why all such actions should not be dismissed. By order dated June 21, 2000, the California Court vacated its May 14, 2000 order denying the Company's motion to dismiss the Class, dismissed the RICO claim in the Class Action with prejudice and without leave to replead, and dismissed the pendent state law claims without prejudice. Plaintiffs filed a notice of appeal of the California Court's decision to the United States Court of Appeals for the Ninth Circuit on July 21, 2000. Oral argument was held on December 5, 2001 but the Court has not yet issued a decision. If the Class Action were reinstated on appeal, an adverse outcome in the Class Action could materially affect the Company's future plans and results.

     On August 21, 2000, the Company was named as a defendant in a purported class action commenced in the Superior Court of the State of California for the County of Alameda (the "California State Court") entitled Chaset, et al. v. The Upper Deck Company, et al., No. 830257-9 (the "California Class Action"). The California Class Action alleges that the Company and other manufacturers and licensors of sports and entertainment trading cards committed unlawful, unfair and fraudulent business acts under the California Unfair Business Practices Act (CUBPA) and the California Consumer Legal Remedies Act (CLRA) by the practice of selling trading cards with randomly-inserted "insert" cards allegedly in violation of state and federal anti-gambling laws and state consumer laws. The California Class Action asserts three claims for relief and seeks declaratory, equitable and injunctive relief and attorneys' fees on behalf of a purported nationwide class of trading card purchasers. Plaintiff filed an amended complaint on October 13, 2000, including an amendment to demand compensatory and punitive damages and restitution. On December 14, 2000, plaintiff moved for summary judgment on one of his CUBPA claims.

     On December 15, 2000, all defendants filed a motion to dismiss two of the claims for failure to state a claim upon which relief can be granted; a motion for summary judgment dismissing the remaining claim; and a motion to strike all allegations of fraudulent or deceptive representations and all references to plaintiff's prayer for monetary relief. On March 29, 2001, the Court issued a tentative ruling granting defendants' motion for summary judgment on the grounds that the defendant's practices do not constitute illegal gambling as a matter of law, but denying the demurrer to the extent that the remaining two claims allege false or misleading advertising practices unrelated to the gambling issue. On March 30, 2001, in accordance with the California State practice, the Court heard oral argument on whether or not its tentative ruling should stand as a final ruling. On June 12, 2001, the Court denied both motions. On September 21, 2001, plaintiff moved for class certification. Briefing and discovery concerning the class certification issue was completed in January 2002, and oral argument was heard on February 27, 2002. On March 7, 2002, Judge Sabraw of the California State Court issued a ruling denying class certification under the CUBPA and granting class certification under the CLRA. On April 2, 2002, the defendants filed a joint motion to dismiss the CLRA cause of action. Plaintiff has indicated that he intends to appeal the ruling denying class certification under the CUBPA. On April 18, 2002, the Court issued a tentative ruling dismissing the CLRA action. A hearing was scheduled on the matter on April 26, 2002. The Court has not yet issued a final ruling in the matter.

     In November 2000, the Commission of the European Communities began an investigation into whether Topps Europe's distribution arrangements for its licensed products comply with European law. The Commission is seeking information as to whether Topps Europe has engaged in the prevention of parallel trade between the member states of the European Union and/or European Economic Area, in infringement of Article 81 of the EC Treaty and/or Article 54 of the EEA Treaty. Topps Europe filed a response to the Commission's enquiry on November 29, 2000, and provided further information to the Commission on February 2, 2001, pursuant to its request. The Commission is continuing its investigation, and an adverse outcome in its findings could result in a substantial fine.

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


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         Reference is made to the data appearing on page 32 of the Annual Report under the heading "Selected Consolidated Financial Data" which is hereby incorporated by reference, and reference is also made to the Equity Compensation Plan Incentive on page 8 of the 2002 Proxy.


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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to the data appearing on pages 11 through 30 and to the Report of Independent Public Accountants appearing on page 31 of the Annual Report which are hereby incorporated by reference.



ITEM 9. CHANGES IN ACCOUNTANTS AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


         None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         Information required by this item appears in Part I of this Report on Form 10-K under the heading "Executive Officers of the Company" and in the 2002 Proxy Statement and is hereby incorporated by reference.



ITEM 11. EXECUTIVE COMPENSATION

         Information required by this item appears in the 2002 Proxy Statement and is hereby incorporated by reference.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by this item appears in the 2002 Proxy Statement and is hereby incorporated by reference.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this item appears in the 2002 Proxy Statement and is hereby incorporated by reference.

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

Dated:  May 31, 2002                            THE TOPPS COMPANY, INC.
                                                ------------------------
                                                       Registrant

                                                    /Arthur T. Shorin/
                                                ------------------------
                                                     Arthur T. Shorin
                                                   Chairman of the Board,
                                           Chief Executive Officer and President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed on the 31st day of May 2002 by the following persons on behalf of the Registrant and in the capacities indicated.


         /Arthur T. Shorin/                       /Catherine K. Jessup/
        --------------------                    -------------------------
          Arthur T. Shorin                         Catherine K. Jessup
   Chairman, Chief Executive              Vice President-Chief Financial Officer
       Officer and President                    (Principal Financial and
  (Principal Executive Officer)                    Accounting Officer)


          /Allan A. Feder/                             /David Mauer/
      ----------------------                        -----------------
           Allan A. Feder                               David Mauer
              Director                                    Director


       /Stephen D. Greenberg/                        /Jack H. Nusbaum/
     -------------------------                     ---------------------
        Stephen D. Greenberg                          Jack H. Nusbaum
              Director                                    Director


           /Ann Kirschner/                             /Richard Tarlow/
        --------------------                        --------------------
            Ann Kirschner                               Richard Tarlow
              Director                                     Director


           /Edward D. Miller/                         /Stanley Tulchin/
        --------------------                        --------------------
            Edward D. Miller                           Stanley Tulchin
              Director                                     Director

                             THE TOPPS COMPANY, INC.
                      FORM 10-K ITEM 14(a)(1), (2) AND (3)
              LIST OF FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS


(a)(1) Index to Financial Statements:

       The following Consolidated Financial Statements included in the Annual Report are hereby incorporated by reference to Item 8:

          Consolidated Statements of Operations -- February 26, 2000, March 3, 2001 and March 2, 2002.

          Consolidated Balance Sheets -- March 3, 2001 and March 2, 2002.

          Consolidated Statements of Cash Flows -- February 26, 2000, March 3, 2001 and March 2, 2002.

          Consolidated Statements of Stockholders' Equity -- February 26, 2000, March 3, 2001 and March 2, 2002.

          Notes to Consolidated Financial Statements.

          Report of Independent Public Accountants.



(a)(2) Index to Independent Public Accountants'
        Report and Financial Statement Schedules                Page No.

       Report of Independent Public Accountants .................. S-1

       Schedule VIII -- Valuation and Qualifying Accounts -
        Years Ended February 26, 2000, March 3, 2001 and
        March 2, 2002 ..........................................   S-2


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

         10.15 Amended and Restated Manufacturing Agreement with Hershey Foods Corporation, dated March 13, 1998. (Incorporated by reference to the Company's Quarterly Report on Form 10Q for the quarter ended August 29, 1998).

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

         10.22  Credit  Agreement,  dated   June  26,  2000,  among  The   Topps
                Company, Inc., The Chase Manhattan Bank, and LaSalle Bank National Association.(Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 3,
                2001).

         10.23 Amendment Number One to Credit Agreement dated dated June 26, 2000. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal year ended March 3, 2001).

         10.24 Amended and Restated Employment Agreement (the "Agreement"), effective as of the 1st day of June, 2001, by and between The Topps Company, Inc., a Delaware corporation (the "Company"), and Arthur T. Shorin, a resident of New York (the "Executive").

         10.25 2001 Stock Incentive Plan (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 2, 2002).*

         13 Annual Report (Except for those portions specifically incorporated by reference, the 2002 Annual Report to Stockholders is furnished for the information of the Commission and is not to be deemed "filed" as part of this filing).

         21     Significant Subsidiaries of the Company.*

         27     Financial Data Schedule.*


*filed herewith

EXHIBIT 10.1:  EXECUTIVE OFFICERS' ANNUAL BONUS PLAN


     A fiscal 2003 Executive Officers Incentive Bonus Plan has been established, with payments to be made after the close of fiscal 2003. Executive Officers become eligible for bonus payments only upon the Company achieving pre-established figures for Consolidated Operating Profit (income before interest, taxes, depreciation and amortization). Bonus payments can increase upon the additional achievement of certain pre-determined strategic objectives. Assuming achievement of minimum target figures for Consolidated Operating Profit in fiscal 2003, each Executive Officer will be eligible to receive 20% of their base salary as bonus, increasing to a maximum of 60% of base salary should Consolidated Operating Profit exceed minimum target figures and/or strategic objectives be met.

                          INDEPENDENT AUDITORS' REPORT
                  ON CONSOLIDATED FINANCIAL STATEMENT SCHEDULE



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


The Topps Company, Inc.:


     We have audited the accompanying consolidated balance sheets of The Topps Company, Inc. and Subsidiaries as of March 2, 2002 and March 3, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 2, 2002 and have issued our report thereon dated April 3, 2002; such consolidated financial statements and report are included in your 2002 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of The Topps Company, Inc. and Subsidiaries listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                         / Deloitte & Touche LLP /
                                       ---------------------------
                                           Deloitte & Touche LLP
                                             New York, New York
                                                April 3, 2002










                                       S-1

                              THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                          SCHEDULE VIII. VALUATION AND QUALIFYING ACCOUNTS
                                        (Amounts in thousands)

          Column A                 Column B         Column C          Column D    Column E
-------------------------------------------------------------------------------------------
                                    Balance    Charge to   Charged                 Balance
                                 at Beginning  Costs and   Against    Additions     At End
         Description              of Period     Expenses    Sales   (Deductions)  of Period
-------------------------------------------------------------------------------------------
Year Ended February 26, 2000:
 Amortization of Sports,
  Entertainment and Propriety
  Products ......................   $ 30,671    $ 1,898    $    --    $    --      $ 32,568

 Amortization of Other
  Intangible Assets .............   $ 10,023    $   721    $    --    $    --      $ 10,744
                                    --------    -------    --------   ---------    --------
                                    $ 40,693    $ 2,618    $    --    $    --      $ 43,312
                                    ========    =======    ========   =========    ========
Allowance for Estimated Losses
  on Sales Returns ..............   $ 12,629    $   --     $ 35,550   $(24,558)(a) $ 23,621
                                    ========    =======    ========   =========    ========
Allowance for Doubtful Accounts..   $  1,137    $   470    $    --    $  ( 192)    $  1,415
                                    ========    =======    ========   =========    ========
Inventory Valuation Adjustment...   $  5,297    $ 8,411    $    --    $ (5,840)(b) $  7,868
                                    ========    =======    ========   =========    ========
===========================================================================================

Year Ended March 03, 2001:
 Amortization of Sports,
 Entertainment and Propriety
 Products .....................     $ 32,568    $ 1,898    $    --    $    --      $ 34,466

 Amortization of Other
  Intangible Assets ...........     $ 10,744    $   720    $    --    $    --      $ 11,464
                                    --------    -------    --------   ---------    --------
                                    $ 43,312    $ 2,618    $    --    $    --      $ 45,930
                                    ========    =======    ========   =========    ========
Allowance for Estimated Losses
  on Sales Returns ...........      $ 23,621    $   --     $ 38,018   $(37,343)(a) $ 24,296
                                    ========    =======    ========   =========    ========
Allowance for Doubtful Accounts     $  1,415    $   494    $    --    $   (291)    $  1,618
                                    ========    =======    ========   =========    ========
Inventory Valuation Adjustment      $  7,868    $ 3,989    $    --    $ (6,788)(b) $  5,069
                                    ========    =======    ========   =========    ========
===========================================================================================

Year Ended March 02, 2002:
 Amortization of Sports,
 Entertainment and Propriety
 Products .....................     $ 34,466    $ 1,898    $    --    $    --      $ 36,363

 Amortization of Other
  Intangible Assets ...........     $ 11,464    $   955    $    --    $    --      $ 12,419
                                    --------    -------    --------   ---------    --------
                                    $ 45,930    $ 2,852    $    --    $    --      $ 48,782
                                    ========    =======    ========   =========    ========
Allowance for Estimated Losses
  on Sales Returns ...........      $ 24,296    $   --     $ 11,681   $(20,102)(a) $ 15,875
                                    ========    =======    ========   =========    ========
Allowance for Doubtful Accounts     $  1,618    $  (224)   $    --    $   (160)    $  1,234
                                    ========    =======    ========   =========    ========
Inventory Valuation Adjustment      $  5,069    $ 2,461    $    --    $ (3,005)(b) $  4,525
                                    ========    =======    ========   =========    ========
===========================================================================================

a) Returns charged against provision, net of recoveries
b) Disposals, net of recoveries




                                      S-2