Form 10-Q
period 2002-06-01
TOPPS CO INC
filed 2002-07-16
CIK 812076

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 1, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to _________________


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



The number of outstanding shares of Common Stock as of July 9, 2002 was 41,816,000.

                             THE TOPPS COMPANY, INC.
                                AND SUBSIDIARIES



--------------------------------------------------------------------------------
                         PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------


ITEM 1. FINANCIAL STATEMENTS


                        Index                                   Page

        Condensed Consolidated Balance Sheets as of
          June 1, 2002 and March 2, 2002                          3

        Condensed Consolidated Statements of Operations
          for the thirteen weeks ended June 1, 2002 and
          June 2, 2001                                            4

        Condensed Consolidated Statements of Comprehensive
          Income for the thirteen weeks ended June 1, 2002
          and June 2, 2001                                        5

        Condensed Consolidated Statements of Cash Flows
          for the thirteen weeks ended June 1, 2002 and
          June 2, 2001                                            6

        Notes to Condensed Consolidated Financial Statements      7

        Report of Independent Public Accountants                 12

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                      13


ITEM 3. DISCLOSURES ABOUT MARKET RISK                            16


--------------------------------------------------------------------------------
                           PART II - OTHER INFORMATION
--------------------------------------------------------------------------------


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      17

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                         18

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         (Unaudited)
                                                           June 1,    March 2,
                                                            2002        2002
                                                           -------    --------
                                                          (amounts in thousands
                                                            except share data)

ASSETS
------
CURRENT ASSETS:
   Cash and cash equivalents ..........................   $ 109,351   $ 121,057
   Accounts receivable - net ..........................      35,838      20,039
   Inventories ........................................      24,436      23,096
   Income tax receivable ..............................         874       3,230
   Deferred tax assets ................................       2,628       4,343
   Prepaid expenses and other current assets ..........      10,654      11,807
                                                          ---------   ---------
      TOTAL CURRENT ASSETS ............................     183,781     183,572
                                                          ---------   ---------

PROPERTY, PLANT & EQUIPMENT ...........................      26,383      25,134
   Less: accumulated depreciation and amortization ....      11,419      10,528
                                                          ---------   ---------
      NET PROPERTY, PLANT & EQUIPMENT .................      14,964      14,606
                                                          ---------   ---------

GOODWILL ..............................................      48,710      46,773
INTANGIBLE ASSETS, net of accumulated amortization
   of $30,799 and $30,509 as of June 1, 2002 and
   March 2, 2002, respectively ........................       6,960       7,250
OTHER ASSETS ..........................................       7,618       5,749
                                                          ---------   ---------
      TOTAL ASSETS ....................................   $ 262,033   $ 257,950
                                                          =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
   Accounts payable ...................................   $  10,597    $ 10,966
   Accrued expenses and other liabilities .............      27,284      30,274
   Income taxes payable ...............................       7,212       5,943
                                                          ---------    --------
      TOTAL CURRENT LIABILITIES .......................      45,093      47,183

DEFERRED INCOME TAXES .................................        --          --
OTHER LIABILITIES .....................................      17,073      16,713
                                                          ---------    --------
      TOTAL LIABILITIES ...............................      62,166      63,896
                                                          ---------    --------
STOCKHOLDERS' EQUITY:
   Preferred stock, par value $.01 per share authorized
     10,000,000 shares, none issued ...................        --           --
   Common stock, par value $.01 per share, authorized
     100,000,000 shares; issued 49,244,000 shares and
     49,189,000 shares as of June 1, 2002 and March 2,
     2002, respectively ...............................         492         492
   Additional paid-in capital .........................      27,214      26,824
   Treasury stock, 7,363,000 shares and 7,143,000 shares
     as of June 1, 2002 and March 2, 2002, respectively.    (70,192)    (67,415)
   Retained earnings  .................................     253,282     245,941
   Accumulated other comprehensive loss, net of income
     taxes ............................................     (10,929)    (11,788)
                                                          ---------    --------
            TOTAL STOCKHOLDERS' EQUITY ................     199,867     194,054
                                                          ---------    --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 262,033   $ 257,950
                                                          =========   =========

See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         (Unaudited)
                                                    Thirteen weeks ended
                                                    June 1,        June 2,
                                                     2002           2001
                                                    -------        -------
                                                    (amounts in thousands,
                                                       except share data)


Net sales ...................................       $ 87,739      $ 86,892

Cost of sales ...............................         55,104        49,190
                                                    --------      --------
      Gross profit on sales .................         32,635        37,702

Other income (expense) ......................            (66)          728
                                                    --------      --------
                                                      32,569        38,430

Selling, general and administrative expenses          21,904        21,437
                                                    --------      --------
      Income from operations ................         10,665        16,993

Interest income, net ........................            632         1,465
                                                    --------      --------
Income before provision for income taxes ....         11,297        18,458

Provision for income taxes ..................          3,956         6,829
                                                    --------      --------
      Net income ............................       $  7,341      $ 11,629
                                                    ========      ========


Net income per share - basic ................         $ 0.17        $ 0.27
Net income per share - diluted ..............         $ 0.17        $ 0.26


Weighted average shares outstanding - basic .     42,000,000    43,854,000
Weighted average shares outstanding - diluted     42,960,000    45,049,000




See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME



                                              (Unaudited)
                                          Thirteen weeks ended
                                          June 1,      June 2,
                                           2002         2001
                                          -------      -------
                                         (amounts in thousands)


   Net income .......................     $ 7,341      $11,629

   Currency translation adjustment            859       (3,994)
                                          -------      -------
   Comprehensive income .............     $ 8,200      $ 7,635
                                          =======      =======




































See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                             (Unaudited)
                                                        Thirteen weeks ended
                                                        June 1,      June 2,
                                                         2002         2001
                                                        -------      -------
                                                       (amounts in thousands)
Cash flows from operating activities:
  Net income ........................................   $  7,341     $ 11,629
  Add/(subtract) non-cash items included
  in net income:
    Depreciation and amortization ...................      1,160        1,203
    Deferred income taxes ...........................      1,715         (126)

Change in operating assets and liabilities:
  Accounts receivable ...............................    (15,799)     (10,815)
  Inventories .......................................     (1,340)      (3,864)
  Income tax receivable .............................      2,356        4,482
  Prepaid expenses and other current assets .........      1,153          388
  Payables and other current liabilities ............     (2,090)      (5,682)
  Currency translation adjustment and other
  liabilities .......................................     (1,840)      (9,207)
                                                          -------     --------
     Cash used in operating activities ..............     (7,344)     (11,992)
                                                          -------     --------
Cash flows from investing activities:
  Additions to property, plant and equipment ........     (1,249)      (1,333)
                                                          -------      -------
     Cash used in investing activities ..............     (1,249)      (1,333)
                                                          -------      -------
Cash flows from financing activities:
  Exercise of stock options .........................        727          782
  Repurchase of common stock ........................     (2,792)      (6,618)
                                                          -------      -------
Cash used in financing activities ...................     (2,065)      (5,836)
                                                          -------      -------
Effect of exchange rates on cash and cash equivalents     (1,048)       4,642
Net decrease in cash and cash equivalents ...........    (11,706)     (14,519)

Cash and cash equivalents at beginning of quarter ...    121,057      158,741
                                                        --------     --------
Cash and cash equivalents at end of quarter .........   $109,351     $144,222
                                                        ========     ========

Supplemental disclosure of cash flow information:

Interest paid .......................................    $    23     $    70
Income taxes paid ...................................    $ 1,256     $ 3,645


See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THIRTEEN WEEKS ENDED JUNE 1, 2002


1.   Basis of Presentation

     The accompanying unaudited condensed interim consolidated financial statements have been prepared by The Topps Company, Inc. and its subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, considered necessary for a fair presentation. Operating results for the thirteen weeks ended June 1, 2002 are not necessarily indicative of the results that may be expected for the year ending March 1, 2003. For further information refer to the consolidated financial statements and notes thereto in the Company's annual report for the year ended March 2, 2002.


2.   Quarterly Comparison

     Management believes that quarter-to-quarter comparisons of sales and operating results are affected by a number of factors, including new product introductions, seasonal products, the timing of various expenses such as advertising and variations in shipping and factory scheduling requirements. Thus, quarterly results vary.


3.   Accounts Receivable
                                          (Unaudited)
                                            June 1,       March 2,
                                             2002           2002
                                            -------       --------
                                            (amounts in thousands)

        Gross receivables                   $ 54,507      $ 37,148
        Reserve for returns                  (17,699)      (15,875)
        Reserve for bad debt                    (970)      ( 1,234)
                                            --------      --------
          Net                               $ 35,838      $ 20,039
                                            ========      ========

4.   Inventories
                                          (Unaudited)
                                            June 1,       March 2,
                                             2002           2002
                                            -------       --------
                                            (amounts in thousands)

        Raw materials                       $  6,651      $  6,395
        Work in process                        1,053         1,274
        Finished products                     16,732        15,427
                                            --------      --------
           Total                            $ 24,436      $ 23,096
                                            ========      ========

5.   Segment Information

     Following  is the  breakdown  of industry  segments as required by SFAS No.
     131. The Company has three reportable business segments: Confectionery, Collectible Sports Products and Entertainment Products.

     The Confectionery segment consists of a variety of lollipop products including Ring Pop, Push Pop and Baby Bottle Pop, the Bazooka bubble gum line and other novelty confections including Pokemon products.

     The Collectible Sports Products segment primarily consists of trading cards featuring players from Major League Baseball, the National Basketball Association, the National Football League and the National Hockey League, sticker album products featuring players from certain European soccer leagues as well as thePit, etopps and ToppsVault Internet businesses.

     The Entertainment Products segment consists of trading cards and sticker album products featuring licenses from popular films, television shows and other entertainment properties, including Pokemon.

     The Company's management regularly evaluates the performance of each segment based upon its contributed margin, which is profit after cost of goods, product development, advertising and promotional costs and obsolescence, but before unallocated general and administrative expenses and manufacturing overhead, depreciation and amortization, other income, net interest and income taxes.

     The Company does not allocate assets among its business segments and therefore does not include a breakdown of assets or depreciation and amortization by segment.

                                                  Thirteen weeks ended
                                                June 1,          June 2,
                                                 2002             2001
                                                -------          -------
                                                (In thousands of dollars)

 Net Sales
 ---------
 Confectionery .............................    $ 43,080        $ 44,808
 Collectible Sports Products ...............      34,343          30,911
 Entertainment Products ....................      10,316          11,173
                                                --------        --------
 Total .....................................    $ 87,739        $ 86,892
                                                ========        ========
 Contributed Margin
 ------------------
 Confectionery .............................    $ 16,020        $ 17,735
 Collectible Sports Products ...............       8,664          11,069
 Entertainment Products ....................       2,939           5,245
                                                --------        --------
 Total .....................................    $ 27,623        $ 34,049
                                                ========        ========
 Reconciliation of contributed margin
 to income before provision for income taxes:
 --------------------------------------------
 Total contributed margin ..................    $ 27,623        $ 34,049
 Unallocated general and administrative
 expenses and manufacturing overhead .......     (15,732)        (16,581)
 Depreciation and amortization .............      (1,160)         (1,203)
 Other income (expense).....................         (66)            728
                                                --------        --------
 Income from operations ....................      10,665          16,993
 Interest income, net ......................         632           1,465
                                                --------        --------
 Income before provision for income taxes ..    $ 11,297        $ 18,458
                                                ========        ========

6.   Credit Agreement

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

     The credit agreement may be terminated by the Company at any point over the four year term (provided the Company repays all outstanding amounts thereunder) without penalty. On June 1, 2002, the credit agreement was amended to provide for an increase in the number of shares permitted to be repurchased.


7.   Reclassifications

     Effective March 3, 2002, the Company adopted the EITF Issue No. 00-14 accounting standards that require certain trade promotion expenses, such as slotting fees, to be reported as a reduction of net sales rather than as marketing expense. Adoption of these requirements reduced both net sales and marketing expenses in the first quarters of fiscal 2003 and 2002 by $798,000 and $559,000, respectively, but did not impact net earnings in either year.

8.   Accounting Changes

     On March 3, 2002 the Company adopted Statements of Financial Accounting Standards Board standards Nos. 141, Business Combinations (SFAS 141), and 142, Goodwill and Other Intangible Assets (SFAS 142) which require the Company to prospectively cease amortization of goodwill and instead conduct periodic tests of goodwill for impairment. The table below compares reported earnings and earnings per share for the thirteen weeks ended June 1, 2002 with earnings and earnings per share assuming proforma applications of the new accounting standards for the thirteen weeks ended June 2, 2001.

                                              Thirteen weeks ended
                                          June 1, 2002   June 2, 2001
                                          ------------   ------------
                                             (amounts in thousands)

     Net income                             $7,341         $11,629
     Add back:
     Goodwill amortization                       -             392
                                            ------         -------
     Adjusted net income                    $7,341         $12,021
                                            ======         =======

     Basic net income per share              $0.17           $0.27
     Goodwill amortization                       -           $0.01
                                             -----           -----
     Adjusted basic net income per share     $0.17           $0.28
                                             =====           =====

     Diluted net income per share            $0.17           $0.26
     Goodwill amortization                       -           $0.01
                                             -----           -----
     Adjusted diluted net income per share   $0.17           $0.27
                                             =====           =====

     The Company has evaluated its goodwill and intangible assets acquired prior to June 30, 2001 using the criteria of SFAS 141, which resulted in no other intangible being included in goodwill. The Company has evaluated its intangible assets and determined that all such assets have determinable lives. Furthermore, the Company has reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based on that assessment, no adjustments were made to the amortization period or residual values of the intangible assets. The Company reclassified $1.5 million in deferred financing fees from intangible assets to other assets and $0.8 million in software development costs from intangible assets to property, plant and equipment in order to conform with the definitions contained in SFAS 142.

     SFAS 142 prescribes a two-phase process for impairment testing of goodwill. The first phase, required to be completed by August 31, 2002, screens for impairment; while the second phase (if necessary), required to be completed by March 1, 2003 measures the impairment. The Company is in the process of completing the first phase and will report the results of that process in the second quarter Form 10-Q.

     For the three months ended June 1, 2002 no goodwill or other intangibles were acquired, impaired or disposed. Other intangibles consisted of the following:

                                               (amounts in thousands)
                                   June 1, 2002                       June 2, 2001
                                   ------------                       ------------

                         Gross                           '  Gross
                        Carrying   Accumulated           ' Carrying   Accumulated
                         Value     Amortization    Net   '  Value     Amortization     Net
                       ----------------------------------'----------------------------------
Licenses & Contracts    $ 21,879    $ 15,936    $ 5,943  ' $ 21,569   $ 14,261      $ 7,308
Intellectual Property     12,584      12,355        229  '   12,584     12,038          546
Software & Other           2,952       2,508        444  '    2,482      2,375          107
FAS 132 Pension              344           -        344  '        -          -            -
                        --------    --------    -------  ' --------   --------      -------
                                                         '
Total Intangibles       $ 37,759    $ 30,799    $ 6,960  ' $ 36,635   $ 28,674      $ 7,961
                        ========    ========    =======  ' ========   ========      =======

     Over the next five years we expect the annual amortization of the intangible assets described to be as follows:

                        Fiscal Year             Amount
                        -----------             ------
                                           (in thousands)

                            2003                $ 1,160
                            2004                $ 1,060
                            2005                $   826
                            2006                $   826
                            2007                $   826


     Amortization expense was $321,000 for the three months ended June 1, 2002 and $670,000 including goodwill amortization of $392,000 for the three months ended June 2, 2001.

9.   Legal Proceedings

     On August 21, 2000, the Company was named as a defendant in a purported class action commenced in the Superior Court of the State of California for the County of Alameda (the "California State Court") entitled Chaset, et al. v. The Upper Deck Company, et al., No. 830257-9 (the "California Class Action"). The California Class Action alleges that the Company and other manufacturers and licensors of sports and entertainment trading cards committed unlawful, unfair and fraudulent business acts under the
     California Unfair Business Practices Act (CUBPA) and the California Consumer Legal Remedies Act (CLRA) by the practice of selling trading cards with randomly-inserted "insert" cards allegedly in violation of state and federal anti-gambling laws and state consumer laws. The California Class Action asserts three claims for relief and seeks declaratory, equitable and injunctive relief and attorneys' fees on behalf of a purported nationwide class of trading card purchasers. Plaintiff filed an amended complaint on October 13, 2000, including an amendment to demand compensatory and punitive damages and restitution. On December 14, 2000, plaintiff moved for summary judgment on one of the CUBPA claims.

     On December 15, 2000, all defendants filed a motion to dismiss two of the claims for failure to state a claim upon which relief can be granted; a motion for summary judgment dismissing the remaining claim; and a motion to strike all allegations of fraudulent or deceptive representations and all references to plaintiff's prayer for monetary relief. On March 29, 2001, the Court issued a tentative ruling granting defendants' motion for summary judgment on the grounds that the defendant's practices do not constitute illegal gambling as a matter of law, but denying the demurrer to the extent that the remaining two claims allege false or misleading advertising practices unrelated to the gambling issue. On March 30, 2001, in accordance with the California State practice, the Court heard oral argument on whether or not its tentative ruling should stand as a final ruling. On June 12, 2001, the Court denied both motions. On September 21, 2001, plaintiff moved for class certification. Briefing and discovery concerning the class certification issue was completed in January 2002, and oral argument was heard on February 27, 2002. On March 7, 2002, Judge Sabraw of the California State Court issued a ruling denying class certification under the CUBPA and granting class certification under the CLRA. On April 2, 2002, the defendants filed a joint motion to dismiss the CLRA cause of action. This motion was granted on May 6, 2002. Plaintiff has indicated that he intends to appeal both the ruling denying class certification under the CUBPA and the ruling dismissing the CLRA cause of action.

INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors and Stockholders
The Topps Company, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of The Topps Company, Inc. and subsidiaries (the "Company") as of June 1, 2002, and the related condensed consolidated statements of operations and cash flows for the thirteen week periods ended June 1, 2002 and June 2, 2001. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United Sates of America.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of The Company as of March 2, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated April 3, 2002 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 2, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




DELOITTE & TOUCHE LLP


SIGNATURE

June  24, 2002
New York, New York

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


First Quarter Fiscal Year 2003 versus Fiscal Year 2002
------------------------------------------------------
The following table sets forth, for the periods indicated, net sales by key business segment:

                                         June 1,          June 2,
                                          2002             2001
                                        --------          -------
                                        (In thousands of dollars)

        Confectionery                   $ 43,080         $ 44,808
        Collectible Sports Products       34,343           30,911
        Entertainment Products            10,316           11,173
                                        --------         --------
          Total                         $ 87,739         $ 86,892
                                        ========         ========


Net sales for the first quarter of fiscal 2003 increased 1% to $87.7 million from $86.9 million for the same period last year.

Effective March 3, 2002, the Company adopted the EITF Issue No. 00-14 accounting standards that require certain trade promotion expenses, such as slotting fees, to be reported as a reduction of net sales rather than as selling, general and administrative expense ("SG&A"). Adoption of these requirements reduced both net sales and marketing expenses in the first quarters of fiscal 2003 and 2002 by $798,000 and $559,000, respectively, but did not impact net earnings in either year.

Net sales of confectionery products, which include, among other things, Bazooka brand bubble gum and Ring Pop, Push Pop, Baby Bottle Pop and Pokemon candies, decreased 3.9% in the first quarter of this year to $43.1 million from $44.8 million in fiscal 2002. Included in first quarter fiscal 2003 sales were $376,000 of Pokemon confectionery products versus $1.4 million in the first quarter of fiscal 2002. Topps branded (non-Pokemon) confectionery sales in the quarter were 1.5% below last year due to lower sales of Baby Bottle Pop in the U.S. and Japan.

Net sales of collectible sports products, which consist of traditional sports cards and sports sticker albums, as well as the sports Internet businesses, increased 11.1% to $34.3 million in the first quarter of fiscal 2003 from $30.9 million in the comparable period last year. This increase reflects $3.0 million in sales from the Internet businesses which did not generate sales a year ago, strong sales of Premier League soccer products and the release of stickers and albums featuring players from World Cup Soccer. Sales of traditional sports cards in the U.S. declined, the result of continuing weak industry conditions.

Net sales of entertainment products, which consist of entertainment trading cards and the Merlin line of entertainment sticker album products, decreased to $10.3 million in the first quarter of fiscal 2003 from $11.2 million in fiscal 2002 reflecting lower sales of Pokemon products. Included in the first quarter this year were $1.6 million of Pokemon sales versus $8.7 million last year. Also included in reported sales are Pokemon return reserve reversals totaling $0.7 million this year versus $3.1 million last year, the result of higher than expected sell-through of product at retail. As of June 1, 2002, the return reserve balance for Pokemon products was $4.5 million. Non-Pokemon entertainment sales, which consisted primarily of products associated with the recently released Star Wars and Spiderman films, increased to $8.7 million from $2.5 million last year.

Gross profit as a percentage of net sales for the first quarter of fiscal 2003 decreased to 37.2% from 43.4% for the same period last year. This was primarily the result of a reduction in high-margin Pokemon sales, lower margins on sales of traditional sports card products and the addition of thePit business, which has a lower gross profit margin on average.

Other income (expense) was an expense of $66,000 this year versus income of $728,000 last year, reflecting less favorable mark-to-market adjustments on foreign currency contracts this year than last.

SG&A increased as a percentage of net sales to 25.0% in the first quarter of fiscal 2003 from 24.7% a year ago, while SG&A dollar spending increased to $21.9 million from $21.4 million. The dollar increase was driven by higher marketing spending, primarily on the etopps and European businesses. Overhead costs in the quarter were lower this year than last due to a smaller accrual for employee incentive bonus payments, a reduction in etopps programming costs and the elimination of goodwill amortization resulting from the adoption of FAS 142.

Net interest income decreased to $632,000 in fiscal 2003 from $1.5 million in fiscal 2002 due to a decrease in cash on hand and lower interest rates.

The tax rate in the first quarter of fiscal 2003 was 35.0% versus 37.0% in the first quarter of fiscal 2002, primarily as a result of the new accounting treatment for goodwill amortization.

Net income for the first quarter of fiscal 2003 was $7.3 million, or $0.17 per diluted share, compared with $11.6 million, or $0.26 per diluted share last year.


Liquidity and Capital Resources
-------------------------------

Management believes that the Company has adequate means to meet its liquidity and capital resource needs over the foreseeable future as a result of the combination of cash on hand, anticipated cash from operations and credit line availability.

As of June 1, 2003, the Company had $109.4 million in cash and cash equivalents.

On June 26, 2000, the Company entered into a credit agreement with Chase Manhattan Bank and LaSalle Bank National Association. The agreement provides for a $35.0 million unsecured facility to cover revolver and letter of credit needs and expires on June 26, 2004. Interest rates are variable and are a function of the Company's EBITDA. The credit agreement contains restrictions and prohibitions of a nature generally found in loan agreements of this type and requires the Company, among other things, to comply with certain financial covenants, limits the Company's ability to repurchase its shares, sell or acquire assets or borrow additional money and prohibits the payment of dividends. The credit agreement may be terminated by the Company at any point over the four year term (provided the Company repays all outstanding amounts thereunder) without penalty. On June 1, 2002, the credit agreement was amended to provide for an increase in the number of shares permitted to be repurchased.

In October 1999, the Board of Directors authorized the Company to purchase up to 5 million shares of its stock. In October 2001, purchases against this authorization were completed, and the Board of Directors authorized the purchase of up to an additional 5 million shares of stock. As of June 1, 2002, the Company had repurchased a total of 6.3 million shares at an average price of $9.66. During the first quarter of fiscal 2003, the Company repurchased 291,000 shares at an average price of $9.92 and used 70,500 shares for the exercise of stock options.

During the first quarter of fiscal 2003, the Company's net decrease in cash and cash equivalents was $11.7 million versus a decrease of $14.5 million in the first quarter of fiscal 2002. Cash used in operating activities in the first quarter of this year was $7.3 million versus $12.0 million last year, primarily as a result of lower European income tax payments in the current fiscal period. Cash used in investing activities reflects $1.2 million in capital expenditures this year compared with $1.3 million last year. Cash used in financing activities reflects expenditures for the repurchase of Company stock of $2.8 million this year versus $6.6 million last year.


Cautionary Statements
---------------------

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby filing cautionary statements identifying important factors that could cause actual results to differ materially from those projected in any forward-looking statements of the Company made by or on behalf of the Company, whether oral or written. Among the factors that could cause the Company's actual results to differ materially from those indicated in any such forward statements are: (i) the failure of certain of the Company's principal products, particularly sports cards, entertainment cards, lollipops and sticker album collections, to achieve expected sales levels; (ii) a player strike or lock-out in Major League Baseball; (iii) quarterly fluctuations in results; (iv) the Company's loss of important licensing arrangements; (v) the failure of the Company's Internet initiative to achieve expected levels of success; (vi) the Company's loss of important supply arrangements with third parties; (vii) the loss of any of the Company's key customers or distributors; (viii) further prolonged and material contraction in the trading card industry as a whole; (ix) excessive returns of the Company's products; (x) civil unrest, currency devaluation or political upheaval in certain foreign countries in which the Company conducts business; as well as other risks detailed from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

ITEM 3.  DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk associated with activities in derivative financial instruments (e.g., hedging or currency swap agreements), other financial instruments and derivative commodity instruments is confined to the impact of mark-to-market changes in foreign currency rates on the Company's forward contracts and options. The Company has no debt and does not engage in any commodity-related derivative transactions. As of June 1, 2002, the Company had contracts and options which were entered into for the purpose of hedging forecasted receipts and disbursements in various foreign currencies and which, due to the weakening of the U.S. dollar, resulted in a unfavorable mark-to-market in the quarter.

                             THE TOPPS COMPANY, INC.

                                     PART II

                                OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


The Annual Meeting of Stockholders of the Company took place on June 27, 2002 for the following purposes:

        1.  To elect three directors;
        2. To ratify and approve an amendment and restatement of the Company's 1994 Directors' stock option plan;
        3.  To ratify the appointment of auditors.



The results of the matters voted on are as follows:

                                        For             Withheld
                                     ----------       ----------
1.  Election of Directors
      Stephen D. Greenberg           37,844,214          551,316
      Ann Kirschner                  27,208,665       11,186,865
      Richard Tarlow                 37,775,789          619,741


                                          For          Against       Abstentions
                                      ----------     ----------      -----------
2.  Approval of amendment to
      Directors' stock
      option plan                     32,851,870      1,687,043       3,856,617

3.  Ratification of appointment
      of auditors                     37,581,082        763,869          50,579

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits as required by Item 601 of Regulation S-K


10.26 1994 Non-Employee Director Stock Option Plan as Amended and Restated as of June 27, 2002

10.27    Amended and Restated  Supplemental  Pension  Agreement  with Arthur T.
         Shorin

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












July 16, 2002