Form 10-Q
period 2002-08-31
TOPPS CO INC
filed 2002-10-15
CIK 812076

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended August 31, 2002

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



The number of outstanding shares of Common Stock as of October 8, 2002 was 41,256,000.

                             THE TOPPS COMPANY, INC.
                                AND SUBSIDIARIES



--------------------------------------------------------------------------------
                         PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------


ITEM 1.  FINANCIAL STATEMENTS


                        Index                                        Page
                                                                     ----

         Condensed Consolidated Balance Sheets as of
           August 31, 2002 and March 2, 2002                           3

         Condensed Consolidated Statements of Operations
           for the thirteen and twenty-six weeks ended
           August 31, 2002 and September 1, 2001                       4

         Condensed Consolidated Statements of Comprehensive
           Income for the thirteen and twenty-six weeks ended
           August 31, 2002 and September 1, 2001                       5

         Condensed Consolidated Statements of Cash Flows
           for the twenty-six weeks ended August 31, 2002
           and September 1, 2001                                       6

         Notes to Condensed Consolidated Financial Statements          7

         Report of Independent Public Accountants                     12


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                 13


ITEM 3.  DISCLOSURES ABOUT MARKET RISK                                18


--------------------------------------------------------------------------------
                           PART II - OTHER INFORMATION
--------------------------------------------------------------------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             19

ITEM 14. CONTROLS AND PROCEDURES                                      20

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      (Unaudited)
                                                         August       March
                                                        31, 2002     2, 2002
                                                        --------     -------
                                                       (amounts in thousands
                                                         except share data)

ASSETS
------
  CURRENT ASSETS:
    Cash and cash equivalents ......................    $118,484    $121,057
    Accounts receivable - net ......................      19,526      20,039
    Inventories ....................................      28,538      23,096
    Income tax receivable ..........................         989       3,230
    Deferred tax assets ............................       3,089       4,343
    Prepaid expenses and other current assets ......      10,793      11,807
                                                        --------    --------
      TOTAL CURRENT ASSETS .........................     181,419     183,572
                                                        --------    --------

  PROPERTY, PLANT & EQUIPMENT ......................      27,028      25,134
    Less:  accumulated depreciation and amortization      12,435      10,528
                                                        --------    --------
      NET PROPERTY, PLANT & EQUIPMENT ..............      14,593      14,606
                                                        --------    --------

  GOODWILL .........................................      48,840      46,773
  INTANGIBLE ASSETS, net of accumulated amortization
    of $31,088 and $30,509 as of August 31, 2002
    and March 2, 2002, respectively ................       6,671       7,250
  OTHER ASSETS .....................................       7,722       5,749
                                                        --------    --------
         TOTAL ASSETS ..............................    $259,245    $257,950
                                                        ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
  CURRENT LIABILITIES:
    Accounts payable ...............................    $  9,683    $ 10,966
    Accrued expenses and other liabilities .........      27,701      30,274
    Income taxes payable ...........................       4,257       5,943
                                                        --------    --------
      TOTAL CURRENT LIABILITIES ....................      41,641      47,183

  DEFERRED INCOME TAXES ............................          -           -
  OTHER LIABILITIES ................................      17,290      16,713
                                                        --------    --------
      TOTAL LIABILITIES ............................      58,931      63,896
                                                        --------    --------

  STOCKHOLDERS' EQUITY:
    Preferred stock, par value $.01 per share
      authorized 10,000,000 shares, none issued               -           -
    Common stock, par value $.01 per share, authorized
      100,000,000 shares; issued 49,244,000 shares and
      49,189,000 shares as of August 31, 2002 and
      March 2, 2002, respectively                            492         492
    Additional paid-in capital                            27,818      26,824
    Treasury stock, 7,989,000 shares and 7,143,000
      shares as of August 31, 2002 and March 2, 2002,
      respectively                                       (76,507)    (67,415)
    Retained earnings                                    257,974     245,941
    Accumulated other comprehensive loss, net of
      income taxes                                        (9,463)    (11,788)
                                                        ---------   ---------
      TOTAL STOCKHOLDERS' EQUITY                         200,314     194,054
                                                        ---------   ---------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $259,245    $257,950
                                                        ========    ========


See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                   (Unaudited)
                                   Thirteen weeks ended   Twenty-six weeks ended
                                    August   September     August     September
                                   31, 2002   1, 2001     31, 2002     1, 2001
                                   --------  ---------    --------    ---------
                                     (amounts in thousands, except share data)


Net sales ......................... $ 69,999   $ 81,214   $157,738    $168,106
Cost of sales .....................   44,703     45,007     99,807      94,197
                                    --------    --------  --------    --------
      Gross profit on sales .......   25,296     36,207     57,931      73,909

Other income (expense) ............      288     (2,568)       222      (1,840)
                                    --------    --------  --------    ---------
                                      25,584     33,639     58,153      72,069

Selling, general and administrative
  expenses ........................   19,273     21,344     41,177      42,781
                                    --------   --------   --------    --------
     Income from operations .......    6,311     12,295     16,976      29,288

Interest income, net ..............      568      1,249      1,200       2,714
                                    --------   --------   --------    --------

Income before provision for
  income taxes ....................    6,879     13,544     18,176      32,002

Provision for income taxes ........    2,187      4,692      6,143      11,521
                                    --------   --------   --------    --------

           Net income ............. $  4,692   $  8,852   $ 12,033    $ 20,481
                                    ========   ========   ========    ========




Net income per share - basic ...... $   0.11   $   0.20   $   0.29   $   0.47
                     - diluted ....     0.11       0.20       0.28       0.46

Weighted average shares
  outstanding    - basic ......   41,622,000  43,376,000  41,811,000  43,615,000
                 - diluted ....   42,466,000  44,709,000  42,717,000  44,878,000



See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME



                                                   (Unaudited)
                                   Thirteen weeks ended   Twenty-six weeks ended
                                    August   September     August     September
                                   31, 2002   1, 2001     31, 2002     1, 2001
                                   --------  ---------    --------    ---------
                                             (amounts in thousands)

Net income ......................  $  4,692   $  8,852    $ 12,033    $ 20,481

Currency translation adjustment..     1,466      2,893       2,325      (1,101)
                                   --------    -------    --------     --------

Comprehensive income ............  $  6,158   $ 11,745    $ 14,358    $ 19,380
                                   ========   ========    ========    ========





































See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                              (Unaudited)
                                                        Twenty-six weeks ended
                                                          August    September
                                                         31, 2002    1, 2001
                                                         --------   ---------
                                                        (amounts in thousands)

Cash flows from operating activities:
  Net income .......................................... $ 12,033     $ 20,481
  Add/(subtract) non-cash items included in net income:
      Depreciation and amortization ...................    2,433        2,581
      Deferred income taxes ...........................    1,254           14

  Change in operating assets and liabilities:
      Accounts receivable .............................      513      (11,548)
      Inventories .....................................   (5,442)      (6,651)
      Income tax receivable ...........................    2,241        4,753
      Prepaid expenses and other current assets .......    1,014          523
      Payables and other current liabilities ..........   (5,542)      (9,133)
      Other liabilities ...............................   (3,626)         239
                                                         --------     -------
           Cash provided by operating activities ......    4,878        1,259
                                                         --------     -------

Cash flows from investing activities:
      Purchase of subsidiary ..........................        -       (5,671)
      Additions to property, plant and equipment ......   (1,894)      (3,096)
                                                           -------    --------

           Cash used in investing activities ..........   (1,894)      (8,767)
                                                          --------    --------

Cash flows from financing activities:
      Exercise of stock options .......................    1,333        2,061
      Repurchase of common stock ......................   (9,431)     (17,422)
                                                         --------     --------

           Cash used in financing activities ..........   (8,098)     (15,361)
                                                         --------     --------

Effect of exchange rates on cash and cash equivalents .    2,541       (1,415)
Net increase (decrease) in cash and cash equivalents ..   (2,573)     (24,284)

Cash and cash equivalents at beginning of period ......  121,057      158,741
                                                         -------      -------
Cash and cash equivalents at end of period ............ $118,484     $134,457
                                                        ========     ========


Supplemental disclosure of cash flow information:

  Interest paid ........................................ $     36    $     19
  Income taxes paid .................................... $  6,875    $ 13,851


See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     TWENTY-SIX WEEKS ENDED AUGUST 31, 2002


1.   Basis of Presentation

     The accompanying unaudited condensed interim consolidated financial statements have been prepared by The Topps Company, Inc. and its subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, considered necessary for a fair presentation. Operating results for the twenty-six weeks ended August 31, 2002 are not necessarily indicative of the results that may be expected for the year ending March 1, 2003. For further information refer to the consolidated financial statements and notes thereto in the Company's annual report for the year ended March 2, 2002.


2.   Quarterly Comparison

     Management believes that quarter-to-quarter comparisons of sales and operating results are affected by a number of factors, including the timing of sports and entertainment releases, new product introductions, seasonal products, the timing of various expenses such as advertising and variations in shipping and factory scheduling requirements, among others. Thus, quarterly results vary.


3.   Accounts Receivable
                                       (Unaudited)
                                         August           March
                                        31, 2002         2, 2002
                                        --------         -------
                                         (amounts in thousands)

        Gross receivables               $ 38,327        $ 37,148
        Reserve for returns              (17,618)        (15,875)
        Reserve for bad debt              (1,183)         (1,234)
                                        ---------       ---------
                Net                     $ 19,526        $ 20,039
                                        =========       =========

4.   Inventories

                                       (Unaudited)
                                         August           March
                                        31, 2002         2, 2002
                                        --------         -------
                                         (amounts in thousands)

        Raw materials                   $  7,753        $  6,395
        Work in process                    1,634           1,274
        Finished product                  19,151          15,427
                                        --------        --------
                Total                   $ 28,538        $ 23,096
                                        ========        ========


5.   Segment Information

     Following  is the  breakdown  of industry  segments as required by SFAS No.
     131. The Company has three reportable business segments: Confectionery, Collectible Sports Products and Entertainment Products.

     The Confectionery segment consists of a variety of lollipop products including Ring Pop, Push Pop and Baby Bottle Pop, the Bazooka bubble gum line and novelty confections including Pokemon products.

     The Collectible Sports Products segment primarily consists of trading cards featuring players from Major League Baseball, the National Basketball Association, the National Football League and the National Hockey League, sticker album products featuring players from certain European soccer leagues, as well as sales from thePit, etopps and Topps Vault Internet businesses.

     The Entertainment Products segment consists of trading cards and sticker album products featuring licenses from popular films, television shows and other entertainment properties, including Pokemon.

     The Company's management regularly evaluates the performance of each segment based upon its contributed margin, which is profit after cost of goods, product development, advertising and promotional costs and obsolescence, but before unallocated general and administrative expenses and manufacturing overhead, depreciation and amortization, other income (expense), net interest and income taxes.

     The Company does not allocate assets among its business segments and therefore does not include a breakdown of assets or depreciation and amortization by segment.

                                   Thirteen weeks ended   Twenty-six weeks ended
                                    August   September      August    September
                                   31, 2002   1, 2001      31, 2002    1, 2001
                                   --------  ---------     --------   ---------
                                             (amounts in thousands)



Net Sales
Confectionery ...................  $ 42,248   $ 44,442    $ 85,328     $ 89,250
Collectible Sports Products .....    24,365     28,727      58,708       59,638
Entertainment Products ..........     3,386      8,045      13,702       19,218
                                   --------   --------    --------     --------
Total ...........................  $ 69,999   $ 81,214    $157,738     $168,106
                                   ========   ========    ========     ========

Contributed Margin
Confectionery ...................  $ 15,138   $ 16,841    $ 31,158     $ 34,576
Collectible Sports Products .....     5,526      9,826      14,190       20,895
Entertainment Products ..........     1,966      5,914       4,905       11,159
                                   --------   --------    --------     --------
Total ...........................  $ 22,630   $ 32,581    $ 50,253     $ 66,630
                                   ========   ========    ========     ========


Reconciliation of Contributed Margin
  to Income Before Provision for
  Income Taxes:

Total Contributed Margin ........  $ 22,630    $ 32,581   $ 50,253     $ 66,630
Unallocated General and
  Administrative Expenses and
  Manufacturing Overhead ..         (15,334)    (16,340)   (31,066)     (32,921)
Depreciation & Amortization .....    (1,273)     (1,378)    (2,433)      (2,581)
Other Income (Expense) ..........       288      (2,568)       222       (1,840)
                                   --------    ---------  --------     ---------
Income from Operations ..........     6,311      12,295     16,976       29,288
Interest Income, Net ............       568       1,249      1,200        2,714
                                   --------    ---------  --------     ---------
Income Before Provision for
  Income Taxes                     $  6,879    $ 13,544   $ 18,176     $ 32,002
                                   ========    ========   =========    ========

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

     The credit agreement may be terminated by the Company at any point over the four year term (provided the Company repays all outstanding amounts thereunder) without penalty. On June 1, 2002, the credit agreement was amended to provide for an increase in the number of shares of Topps common stock permitted to be repurchased.


7.   Reclassifications

     Effective March 3, 2002, the Company adopted the EITF Issue No. 00-14 accounting standards that require certain trade promotion expenses, such as slotting fees, to be reclassified. As a result, trade promotion expenses for fiscal 2003 of $868,000 in the second quarter and $1,666,000 in the six month period have been reported as a reduction of net sales rather than as marketing expense. Fiscal 2002 financials reflect similar treatment of these expenses which totaled $445,000 in the second quarter and $1,004,000 in the six months. These changes did not impact reported earnings in either year.

8.   Accounting Changes

     On March 3, 2002, the Company adopted Statements of Financial Accounting Standards Board standards Nos. 141, Business Combinations ("SFAS 141"), and 142, Goodwill and Other Intangible Assets ("SFAS 142") which require the Company to prospectively cease amortization of goodwill and instead conduct periodic tests of goodwill for impairment. The table below compares reported earnings and earnings per share for the thirteen and the twenty-six weeks ended August 31, 2002 with earnings and earnings per share assuming proforma application of the new accounting standards for the thirteen and the twenty-six weeks ended September 1, 2001.

                                   Thirteen weeks ended   Twenty-six weeks ended
                                    August   September     August     September
                                   31, 2002   1, 2001     31, 2002     1, 2001
                                   --------  ---------    --------    ---------

Net income ......................  $ 4,692    $ 8,852      $ 12,033    $ 20,481
Add back:
Goodwill amortization ...........        -        392             -         784
                                   -------    -------      --------    --------
Adjusted net income .............  $ 4,692    $ 9,244      $ 12,033    $ 21,265
                                   =======    =======      ========    ========

Basic net income per share ......  $  0.11    $  0.20      $   0.29    $   0.47
Goodwill amortization ...........  $     -    $  0.01      $      -    $   0.02
                                   -------    -------      --------    --------
Adjusted basic net income
   per share ....................  $  0.11    $  0.21      $   0.29    $   0.49
                                   =======    =======      ========    ========

Diluted net income per share ....  $  0.11    $  0.20      $   0.28    $   0.46
Goodwill amortization ...........  $     -    $  0.01      $      -    $   0.02
                                   -------    -------      --------    --------
Adjusted diluted net income
   per share ....................  $  0.11    $  0.21      $   0.28    $   0.48
                                   =======    =======      ========    ========

     The Company has evaluated its goodwill and intangible assets acquired prior to June 30, 2001 using the criteria of SFAS 141, and has determined that no intangible assets should be reclassified to goodwill. The Company has also evaluated its intangible assets and determined that all such assets have determinable lives. Furthermore, the Company has reassessed the useful lives and residual values of all intangible assets to review for any necessary amortization period adjustments. Based on that assessment, no adjustments were made to the amortization period or residual values of the intangible assets. In order to conform with the definitions contained in SFAS 142, the Company reclassified $1.5 million in deferred financing fees from intangible assets to other assets and $0.8 million in software development costs from intangible assets to property, plant and equipment. Additionally, $1.9 million of deferred tax assets related to thePit.com acquisition were reclassified to goodwill.

     SFAS 142 prescribes a two-phase process for impairment testing of goodwill. The first phase, completed on August 31, 2002, screens for impairment; while the second phase (if necessary), required to be completed by March 1, 2003, measures the impairment. The Company has completed the first phase and has concluded that no impairment of goodwill exists. Therefore, completion of phase two of the transitional impairment test is not necessary.

     For the six months ended August 31, 2002, no goodwill or other intangibles were acquired, impaired or disposed. Intangible assets consisted of the following as of August 31, 2002 and September 1, 2001:


                                                 (amounts in thousands)

                                  August 31, 2002                      September 1, 2001

                           Gross                           '    Gross
                        Carrying    Accumulated            '  Carrying    Accumulated
                           Value   Amortization     Net    '     Value   Amortization     Net
                        --------   ------------   -------  '  --------   ------------   -------
Licenses & Contracts    $ 21,879     $ 16,155     $ 5,724  '  $ 21,879     $ 15,279     $ 6,600
Intellectual Property     12,584       12,394         190  '    12,584       12,235         349
Software & Other           2,952        2,539         413  '     2,952        2,414         538
FAS 132 Pension              344            -         344  '         -            -           -
                        --------     --------     -------  '  --------     --------     -------
Total Intangibles       $ 37,759     $ 31,088     $ 6,671  '  $ 37,415     $ 29,928     $ 7,487
                        ========     ========     =======  '  ========     ========     =======


Over the next five years the Company expects the annual amortization of the intangible assets detailed above to be as follows:

                        Fiscal Year           Amount
                        -----------           ------
                                          (in thousands)

                        2003                  $1,160
                        2004                  $1,060
                        2005                  $  826
                        2006                  $  826
                        2007                  $  826


In addition to the amortization of intangibles listed above, reported amortization expense, which was $642,000 for the six months ended August 31, 2002 and $1,340,000 for the six months ended September 1, 2001, included amortization of deferred financing fees and, in fiscal 2002, goodwill amortization of $784,000.

9.   Legal Proceedings

     In November 1998, the Company was named as a defendant in a purported class action commenced in the United States District Court for the Southern District of California (the "California Court") entitled Rodriquez, et. al.
     v. The Topps Company, Inc., No. CV 2121-B (AJB) (S.D. Cal.) (the "Class Action"). The Class Action alleges that the Company violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the California Unfair Business Practices Act, by its practice of selling sports and entertainment trading cards with randomly-inserted "insert" cards, allegedly in violation of state and federal anti-gambling laws. The Class Action sought treble damages and attorneys' fees on behalf of all individuals who purchased packs of cards at least in part to obtain an "insert" card over a four-year period. On January 22, 1999, plaintiffs moved to consolidate the Class Action with similar class actions pending against several of the Company's principal competitors and licensors in the California Court. On January 25, 1999, the Company moved to dismiss the complaint, or, alternatively, to transfer the Class Action to the Eastern District of New York or stay the Class Action pending the outcome of the Declaratory Judgment Action pending in the Eastern District of New York. By orders dated May 14, 1999, the California Court denied the Company's motions to dismiss or transfer the Class Action but granted the Company's motion to stay the Class Action pending the outcome of the Declaratory Judgment Action. The California Court also denied plaintiffs' motion to consolidate the Class Action with similar purported class actions. On April 18, 2000, the California Court entered an order requiring plaintiffs in the Class Action as well as in the other purported Class Actions to show cause why all such actions should not be dismissed. By order dated June 21, 2000, the California Court vacated its May 14, 2000 order denying the Company's motion to dismiss the Class, dismissed the RICO claim in the Class Action with prejudice and without leave to replead, and dismissed the pendent state law claims without prejudice. Plaintiffs filed a notice of appeal of the California Court's decision to the United States Court of Appeals for the Ninth Circuit on July 21, 2000. On August 20, 2002, the Ninth Circuit affirmed the dismissal of the RICO claims. If the Class Action were reinstated on further appeal, an adverse outcome in the Class Action could materially affect the Company's future plans and results.

INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors and Stockholders
The Topps Company, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of The Topps Company, Inc. and subsidiaries (the "Company") as of August 31, 2002, and the related condensed consolidated statements of operations and cash flows for the twenty-six weeks ended August 31, 2002 and September 1, 2001. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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




DELOITTE & TOUCHE LLP


SIGNATURE

October 11, 2002
New York, New York

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        -----------------------------------------------------------------------

Second Quarter Fiscal Year 2003 (thirteen weeks ended August 31, 2002) versus Second Quarter Fiscal Year 2002 (thirteen weeks ended September 1, 2001)

The following table sets forth, for the periods indicated, net sales by key business segment:

                                   Thirteen weeks ended   Twenty-six weeks ended
                                    August   September     August     September
                                   31, 2002   1, 2001     31, 2002     1, 2001
                                   --------  ---------    --------    ---------
                                            (In thousands of dollars)
   Net Sales
   ---------
   Confectionery                   $ 42,248    $ 44,442    $ 85,328    $ 89,250
   Collectible Sports Products       24,365      28,727      58,708      59,638
   Entertainment Products             3,386       8,045      13,702      19,218
                                   --------    --------    --------    --------
        Total                      $ 69,999    $ 81,214    $157,738    $168,106
                                   ========    ========    ========    ========

Net sales for the second quarter of fiscal 2003 decreased 13.8% to $70.0 million from $81.2 million for the same period last year, in part as a result of a decrease in sales of Pokemon products from $8.7 million last year to $1.7 million this year. Included in Pokemon sales were return provision reversals of $1.0 million this year versus $4.8 million last year.

Effective March 3, 2002, the Company adopted the EITF Issue No. 00-14 accounting standards that require certain trade promotion expenses, such as slotting fees, to be reported as a reduction of net sales rather than as selling, general and administrative expense ("SG&A"). Adoption of these requirements reduced both net sales and marketing expenses in the second quarters of fiscal 2003 and 2002 by $868,000 and $445,000, respectively, but did not impact reported earnings in either year.

Net sales of confectionery products, which include, among other things, Bazooka brand bubble gum and Ring Pop, Push Pop, Baby Bottle Pop and Pokemon candies, decreased 4.9% in the second quarter of this year to $42.2 million from $44.4 million in fiscal 2002. Included in fiscal 2003 second quarter sales were $462,000 of Pokemon confectionery products versus $3.2 million in the second quarter of fiscal 2002. Topps branded (non-Pokemon) confectionery sales in the quarter were $41.8 million, 1.4% higher than last year due to growth of Ring Pop and Push Pop in the U.S. and the introduction of Pro Flip Pop in Japan, partially offset by lower sales this year of Baby Bottle Pop.

Net sales of collectible sports products, which consist of traditional sports cards, sports sticker album products and the sports Internet businesses, decreased 15.2% to $24.4 million in the second quarter of fiscal 2003 from $28.7 million in the comparable period last year. Within collectible sports, sales of traditional products decreased 23.9% to $21.7 million, reflecting lower sales of football products and the prospect of a baseball strike which caused retailers to scale back orders of baseball products in anticipation of lower demand. Reported Internet sales increased to $2.7 million from $222,000 last year, as a result of the launch of etopps (which occurred in the third quarter of fiscal
2002) and the acquisition of thePit.com (which occurred at the end of the second quarter of fiscal 2002). Cash received from etopps sales in the second quarter of fiscal 2003 was $1.9 million higher than reported sales; however, in accordance with accounting regulations, recognition of the sales associated with these higher cash receipts has been deferred pending production of the related inventory.


Net sales of entertainment products, which consist of entertainment trading cards and the Merlin line of entertainment sticker album products, decreased to $3.4 million in the second quarter of fiscal 2003 from $8.0 million in fiscal 2002, in part the result of lower sales of Pokemon products. Included in the second quarter this year were $1.3 million of Pokemon sales versus $5.4 million last year. Non-Pokemon entertainment sales, which in the quarter this year consisted primarily of products based on the Lord of the Rings, Spiderman and World Wrestling Enterprises ("WWE") licenses, decreased to $2.1 million from $2.6 million last year.

Gross profit as a percentage of net sales for the second quarter of fiscal 2003 decreased to 36.1% from 44.6% for the same period last year. This was primarily the result of a reduction in high-margin Pokemon sales, a mix shift in the U.S. toward lower margin items including transactions on thePit.com which was acquired last year, the absence of a one-time French distributor rebate received in the second quarter last year and an increase in European returns provisions on this year's entertainment products.

Other income/(expense) was $288,000 this year versus an expense of $2.6 million last year reflecting the absence of charges taken last year related to the impact of the weakening dollar on U.S. dollar-denominated cash balances held in Europe.

SG&A increased as a percentage of net sales to 27.5% in the second quarter of fiscal 2003 from 26.3% a year ago, while SG&A dollar spending decreased to $19.3 million from $21.3 million. The dollar decrease was driven by the absence this quarter of an accrual for year-end employee incentive bonus payments, lower expenditures for consumer promotions in the U.S., a reduction in etopps overhead costs and the elimination of goodwill amortization resulting from the adoption of FAS 142. Accruals for year-end employee incentive bonus payments may be made in future quarters depending upon the Company's estimate of the amounts to be paid. Increased etopps advertising and a full quarter of overhead costs associated with thePit business, which was acquired in the final week of the second quarter last year, offset some of this favorability.

Net interest income in the quarter decreased to $568,000 in fiscal 2003 from $1.2 million in fiscal 2002 due to a decrease in cash on hand and lower interest rates.

The tax rate in the second quarter of fiscal 2003 was 31.8% versus 34.6% in the second quarter of fiscal 2002, in part the result of the new accounting treatment for goodwill.

Net income for the second quarter of fiscal 2003 was $4.7 million, or $0.11 per diluted share, compared with $8.9 million, or $0.20 per diluted share last year.


First Half Fiscal 2003 (twenty-six weeks ended August 31, 2002) compared to First Half Fiscal 2002 (twenty-six weeks ended September 1, 2001)
-----------------------------------------------------------------

Net sales in the first half of fiscal 2003 decreased 6.2% to $157.7 million from $168.1 million for the same period last year. This decrease was a function of a significant reduction in Pokemon sales to $3.7 million in the first half this year from $18.8 million last year. Included in Pokemon sales were return provision reversals of $1.7 million this year versus $7.9 million last year.

Effective March 3, 2002, the Company adopted the EITF Issue No. 00-14 accounting standards that require certain trade promotion expenses, such as slotting fees, to be reported as a reduction of net sales rather than as SG&A. Adoption of these requirements reduced both net sales and marketing expenses by $1.7 million in fiscal 2003 and $1.0 million in fiscal 2002. These changes did not impact reported earnings in either year.

Net sales of confectionery products decreased 4.4% in the first half this year to $85.3 million from $89.3 million in fiscal 2002. Included in fiscal 2003 sales were $838,000 of Pokemon confectionery products versus $4.7 million a year ago. Excluding Pokemon products, sales of branded confectionery products were basically unchanged, with strong growth of Ring Pop and Push Pop in the U.S. and the introduction of Pro Flip Pop in Japan offset by lower sales of Baby Bottle Pop.

Net sales of collectible sports products decreased 1.6% to $58.7 million in the first half of fiscal 2003 from $59.6 million in the comparable period last year. This decrease was primarily the result of lower sales of U.S. football and baseball products. Partially offsetting the decrease were stronger sales of Premier League Soccer and the addition of World Cup Soccer products in Europe, as well as Internet sales which were $5.7 million this year versus $222,000 last year.

Net sales of entertainment products decreased 28.7% to $13.7 million in the first half of fiscal 2003 from $19.2 million in fiscal 2002 reflecting a decrease in sales of Pokemon entertainment products from $14.1 million last year to $2.8 million this year. Non-Pokemon sales, which this year consisted primarily of products related to the Star Wars, Spiderman, Lord of the Rings and WWE licenses, increased to $10.9 million from $5.1 million last year.

Gross profit as a percentage of net sales for the first half of fiscal 2003 decreased to 36.7% as compared with 44.0% for the same period last year. This was primarily the result of a reduction in high-margin Pokemon sales, a mix shift in the U.S. favoring lower margin products including transactions on thePit.com which was acquired last year, the absence of a one-time French distributor rebate received in the second quarter last year and an increase in European returns provisions on this year's entertainment products.

Other income/(expense) was $222,000 this year versus an expense of $1.8 million last year primarily reflecting the absence of charges taken last year related to the impact of the weakening dollar on U.S. cash balances held in Europe.

SG&A expenses increased as a percentage of net sales to 26.1% in the first half of fiscal 2003 from 25.4% a year ago as a result of lower sales. SG&A dollar spending decreased to $41.2 million from $42.8 million. The dollar decrease was driven by the absence this quarter of an accrual for year-end employee incentive bonus payments, lower expenditures for consumer promotions in the U.S., a reduction in etopps overhead costs and the elimination of goodwill amortization resulting from the adoption of FAS 142. Accruals for year-end employee incentive bonus payments may be made in future quarters depending upon the Company's estimate of the amounts to be paid. Increased etopps advertising and six months of overhead costs associated with thePit business, which was acquired in August of last year, offset some of this favorability.

Net interest income for the six month period decreased to $1.2 million in fiscal 2003 from $2.7 million in fiscal 2002 due to a decrease in cash on hand and lower interest rates.

The tax rate through the first six months of fiscal 2003 was 33.8% versus 36.0% for the same period last year, in part the result of the new accounting treatment for goodwill.

Net income in the first half of fiscal 2003 was $12.0 million, or $0.28 per diluted share, as compared with $20.5 million, or $0.46 per diluted share last year.


Liquidity and Capital Resources
-------------------------------

Management believes that the Company has adequate means to meet its liquidity and capital resource needs over the foreseeable future as a result of the combination of cash on hand, anticipated cash from operations and credit line availability.

As of August 31, 2002, the Company had $118.5 million in cash and cash equivalents.

On June 26, 2000, the Company entered into a credit agreement with Chase Manhattan Bank and LaSalle Bank National Association. The agreement provides for a $35.0 million unsecured facility to cover revolver and letter of credit needs and expires on June 26, 2004. Interest rates are variable and are a function of the Company's EBITDA. The credit agreement contains restrictions and prohibitions of a nature generally found in loan agreements of this type and requires the Company, among other things, to comply with certain financial covenants, limits the Company's ability to repurchase its shares, sell or acquire assets or borrow additional money and prohibits the payment of dividends. The credit agreement may be terminated by the Company at any point over the four year term (provided the Company repays all outstanding amounts thereunder) without penalty. On June 1, 2002, the credit agreement was amended to provide for an increase in the number of shares of Topps common stock permitted to be repurchased.

In October 1999, the Board of Directors authorized the Company to purchase up to 5 million shares of its stock. In October 2001, purchases against this authorization were completed, and the Board of Directors authorized the purchase of up to an additional 5 million shares of stock. As of August 31, 2002, the Company had repurchased a total of 7.0 million shares at an average price per share of $9.60 under these authorizations. During the second quarter of fiscal 2003, the Company repurchased 716,500 million shares at an average price per share of $9.13.

During the first half of fiscal 2003, the Company's net decrease in cash and cash equivalents was $2.6 million versus a decrease of $24.3 million in fiscal 2002. Cash provided by operating activities in the six month period of this year was $4.9 million, versus $1.3 million last year, primarily reflecting a $513,000 decrease in receivables over the period this year versus an increase of $11.5 million last year. Cash used in investing activities reflects $1.9 million in capital expenditures this year as compared with $5.7 million for the acquisition of thePit.com as well as $3.1 million in capital expenditures last year. Cash used in financing activities reflects expenditures for the repurchase of Company stock of $9.4 million this year versus $17.4 million last year.


Cautionary Statements
---------------------

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby filing cautionary statements identifying important factors that could cause actual results to differ materially from those projected in any forward-looking statements of the Company made by or on behalf of the Company, whether oral or written. Among the factors that could cause the Company's actual results to differ materially from those indicated in any such forward statements are: (i) the failure of certain of the Company's principal products, particularly sports cards, entertainment cards, lollipops and sticker album collections, to achieve expected sales levels; (ii) the Company's inability to produce timely, or at all, certain new planned confectionery products; (iii) quarterly fluctuations in results; (iv) the Company's loss of important licensing arrangements; (v) the failure of etopps, the Company's on-line trading card initiative, to achieve expected levels of success; (vi) the Company's loss of important supply arrangements with third parties; (vii) the loss of any of the Company's key customers or distributors; (viii) further prolonged and material contraction in the trading card industry as a whole; (ix) excessive returns of the Company's products; (x) civil unrest, currency devaluation or political upheaval in certain foreign countries in which the Company conducts business; as well as other risks detailed from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.


Critical Accounting Policies
----------------------------

Refer to the Company's Annual Report for the year ended March, 2002 for details.

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


                                        THE TOPPS COMPANY, INC.
                                        -----------------------
                                              REGISTRANT




                                        /s/  Catherine Jessup
                                       ------------------------
                                           Vice President -
                                        Chief Financial Officer












October 15, 2002

ITEM 3.  DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk associated with activities in derivative financial instruments (e.g., hedging or currency swap agreements), other financial instruments and derivative commodity instruments is confined to the impact of mark-to-market changes in foreign currency rates on the Company's forward contracts and options. The Company has no debt and does not engage in any commodity-related derivative transactions. As of August 31, 2002, the Company had contracts and options which were entered into for the purpose of hedging forecasted receipts and disbursements in various foreign currencies and which, due to the weakening of the U.S. dollar, resulted in an unfavorable mark-to-market adjustment in the quarter.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits as required by Item 601 of Regulation S-K


10.28 License Agreement between the Company and The National Football League Players Association, dated March 1, 2000.

10.29 Service Agreement between the Company and The National Football League Incorporated, dated March 1, 2000.

99.1 Certification of Arthur T. Shorin, Chief Executive Officer and President, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Secion 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Catherine K. Jessup, Vice-President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.  CONTROLS AND PROCEDURES

a) Evaluation of disclosure controles and procedures.

Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

b) Changes in inter controls.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluaiton. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

I, Arthur T. Shorin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Topps Company, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defied in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or person performing the equivalent function);

     a) all significant deficiencies in the design of operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    October 15, 2002               THE TOPPS COMPANY, INC.
                                        -----------------------
                                              REGISTRANT


                                         /s/   Arthur T. Shorin
                                        -------------------------
                                        Chairman, Chief Executive
                                          Officer and President

I, Catherine K. Jessup, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Topps Company, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defied in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or person performing the equivalent function);

     a) all significant deficiencies in the design of operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  October 15, 2002                 THE TOPPS COMPANY, INC.
                                        -----------------------
                                               REGISTRANT



                                         /s/  Catherine K. Jessup
                                        -------------------------
                                              Vice President -
                                         Chief Financial Officer