Form 10-Q
period 2002-11-30
TOPPS CO INC
filed 2003-01-14
CIK 812076

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended November 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to ________________


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



The number of outstanding shares of Common Stock as of January 8, 2002 was 40,779,901.

                             THE TOPPS COMPANY, INC.
                                AND SUBSIDIARIES



--------------------------------------------------------------------------------
                         PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------


ITEM 1. FINANCIAL STATEMENTS


                Index                                                 Page

        Condensed Consolidated Balance Sheets as of
           November 30, 2002 and March 2, 2002                          3

        Condensed Consolidated Statements of Operations
           for the thirteen and thirty-nine weeks ended
           November 30, 2002 and December 1, 2001                       4

        Condensed Consolidated Statements of Comprehensive
           Income for the thirteen and thirty-nine weeks ended
           November 30, 2002 and December 1, 2001                       5

        Condensed Consolidated Statements of Cash Flows
           for the thirty-nine weeks ended November 30, 2002
           and December 1, 2001                                         6

        Notes to Condensed Consolidated Financial Statements            7

        Report of Independent Public Accountants                       13

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                            14


ITEM 3. DISCLOSURES ABOUT MARKET RISK                                  19



--------------------------------------------------------------------------------
                           PART II - OTHER INFORMATION
--------------------------------------------------------------------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              20

ITEM 14. CONTROLS AND PROCEDURES                                       21

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                       (Unaudited)
                                                         November        March
                                                         30, 2002       2, 2002
                                                         (amounts in thousands
                                                           except share data)

ASSETS
------
CURRENT ASSETS:
   Cash and cash equivalents .........................   $ 118,211    $ 121,057
   Accounts receivable - net .........................      15,888       20,039
   Inventories .......................................      28,229       23,096
   Income tax receivable .............................         561        3,230
   Deferred tax assets ...............................       4,204        4,343
   Prepaid expenses and other current assets .........      13,986       11,807
                                                           -------      -------
      TOTAL CURRENT ASSETS ...........................     181,079      183,572
                                                           -------      -------

PROPERTY, PLANT & EQUIPMENT ..........................      28,129       25,134
   Less:  accumulated depreciation and amortization ..      13,371       10,528
                                                           -------      -------
      NET PROPERTY, PLANT & EQUIPMENT ................      14,758       14,606
                                                           -------      -------

GOODWILL .............................................      48,840       46,773
INTANGIBLE ASSETS, net of accumulated
   amortization of $31,378 and $30,509 as of
   November 30, 2002 and March 2, 2002, respectively .       6,381        7,250
OTHER ASSETS .........................................       7,815        5,749
                                                           -------      -------
      TOTAL ASSETS ...................................   $ 258,873    $ 257,950
                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
   Accounts payable ..................................   $   8,143    $  10,966
   Accrued expenses and other liabilities ............      31,200       30,274
   Income taxes payable ..............................       2,534        5,943
                                                            ------       ------
      TOTAL CURRENT LIABILITIES ......................      41,877       47,183
                                                            ------       ------

DEFERRED INCOME TAXES ................................          --           --
OTHER LIABILITIES ....................................      17,627       16,713
                                                            ------       ------
      TOTAL LIABILITIES ..............................      59,504       63,896
                                                            ------       ------
STOCKHOLDERS' EQUITY:
   Preferred stock, par value $.01 per share
     authorized 10,000,000 shares, none issued .......          --           --
   Common stock, par value $.01 per share, authorized
     100,000,000 shares; issued 49,244,000 shares and
     49,189,000 shares as of November 30, 2002 and
     March 2, 2002, respectively .....................         492          492
   Additional paid-in capital ........................      27,819       26,824
   Treasury stock, 8,466,000 shares and 7,143,000 shares
     as of Nov 30, 2002 and March 2, 2002, respectively    (80,494)     (67,415)
Retained earnings ....................................     260,884      245,941
Accumulated other comprehensive loss,
   net of income taxes ...............................      (9,332)     (11,788)
                                                           --------     --------
TOTAL STOCKHOLDERS' EQUITY ...........................     199,369      194,054
                                                           -------      -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........   $ 258,873    $ 257,950
                                                         =========    =========

See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         (Unaudited)
                                                       Thirteen weeks ended     Thirty-nine weeks ended
                                                      November      December     November     December
                                                      30, 2002       1, 2001     30, 2002      1, 2001
                                                      --------      --------     --------     --------
                                                         (amounts in thousands, except share data)
Net sales ........................................    $  66,656    $  72,058    $ 224,394     $ 240,164

Cost of sales ....................................       45,007       49,793      144,814       143,990
                                                      ---------    ---------    ---------     ---------
   Gross profit on sales .........................       21,649       22,265       79,580        96,174

Other income (expense) ...........................         (360)         718         (138)       (1,122)
                                                      ----------   ---------    ----------    ----------
                                                         21,289       22,983       79,442        95,052

Selling, general and administrative expenses .....       20,476       17,066       61,653        59,847
                                                      ---------    ---------    ---------     ---------
   Income from operations ........................          813        5,917       17,789        35,205

Interest income, net .............................          673          949        1,873         3,663
                                                      ---------    ---------    ---------     ---------
Income before (benefit) provision for income taxes        1,486        6,866       19,662        38,868

(Benefit) provision for income taxes .............       (1,424)         334        4,719        11,855
                                                      ----------   ---------    ---------     ---------
       Net income ................................    $   2,910    $   6,532    $  14,943     $  27,013
                                                      =========    =========    =========     =========


Net income per share - basic .....................    $    0.07    $    0.15    $    0.36     $    0.62
                     - diluted ...................         0.07         0.15         0.35          0.61

Weighted average shares outstanding
                                   - basic .......    41,064,000   42,595,000   41,562,000      43,275,000
                                   - diluted .....    41,850,000   43,818,000   42,457,000      44,557,000



See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME


                                                 (Unaudited)
                                 Thirteen weeks ended    Thrity-nine weeks ended
                                 November    December     November     December
                                 30, 2002    1, 2001      30, 2002      1, 2001
                                 --------    --------     --------     --------

Net income ....................  $  2,910    $  6,532     $ 14,943     $ 27,013

Currency translation adjustment       131      (1,159)       2,456       (2,260)
                                 --------    ---------    --------     ---------
Comprehensive income ..........  $  3,041    $  5,373     $ 17,399     $ 24,753
                                 ========    ========     ========     ========




































See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   (Unaudited)
                                                            Thirty-nine weeks ended
                                                             November     December
                                                             30, 2002      1, 2001
                                                             --------     --------
                                                             (amounts in thousands)
  Cash flows from operating activities:
    Net income ..........................................   $  14,943    $  27,013
    Add/(subtract) non-cash items included in net income:
         Depreciation and amortization ..................       3,681        4,196
         Deferred income taxes ..........................         139         --

    Change in operating assets and liabilities:
         Accounts receivable ............................       4,151      (10,617)
         Inventories ....................................      (5,133)      (3,953)
         Income tax receivable ..........................       2,669        3,781
         Prepaid expenses and other current assets ......      (2,178)         581
         Payables and other current liabilities .........      (5,306)     (20,560)
         Other assets and liabilities ...................      (3,414)         402
                                                              --------     --------
                Cash provided by operating activities ...       9,552          843
                                                              --------     --------
  Cash flows from investing activities:
         Purchase of subsidiary .........................        --         (5,597)
         Additions to property, plant and equipment .....      (2,995)      (4,084)
                                                              --------     --------
                Cash used in investing activities .......      (2,995)      (9,681)
                                                              --------     --------
  Cash flows from financing activities:
        Exercise of stock options .......................         995        2,061
        Repurchase of common stock ......................     (13,079)     (17,422)
                                                              --------     --------
                 Cash used in financing activities ......     (12,084)     (19,443)
                                                              --------     --------
  Effect of exchange rates on cash and cash equivalents .       2,681       (3,071)
  Net increase (decrease) in cash and cash equivalents ..      (2,846)     (31,352)

  Cash and cash equivalents at beginning of period ......     121,057      158,741
                                                            ---------    ---------
  Cash and cash equivalents at end of period ............   $ 118,211    $ 127,389
                                                            =========    =========


Supplemental disclosure of cash flow information:

 Interest paid ..........................................   $      82    $      40
 Income taxes paid ......................................   $   8,242    $  19,759


See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    THIRTY-NINE WEEKS ENDED NOVEMBER 30, 2002


1.   Basis of Presentation

     The accompanying unaudited condensed interim consolidated financial statements have been prepared by The Topps Company, Inc. and its subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, considered necessary for a fair presentation. Operating results for the thirty-nine weeks ended November 30, 2002 are not necessarily indicative of the results that may be expected for the year ending March 1, 2003. For further information refer to the consolidated financial statements and notes thereto in the Company's annual report for the year ended March 2, 2002.

2.   Quarterly Comparison

     Management believes that quarter-to-quarter comparisons of sales and operating results are affected by a number of factors, including, but not limited to, the timing of sports and entertainment releases, new product introductions, seasonal products, the timing of various expenses such as advertising and variations in shipping and factory scheduling requirements. Thus, quarterly results vary.


3.   Accounts Receivable
                                       (Unaudited)
                                         November       March
                                         30, 2002      2, 2002
                                         --------      -------
                                        (amounts in thousands)

        Gross receivables ............  $ 37,426     $ 37,148
        Reserve for returns ..........   (20,336)     (15,875)
        Reserve for bad debt .........    (1,202)      (1,234)
                                        ---------    ---------
                Net ..................  $ 15,888     $ 20,039
                                        =========    =========

4.   Inventories
                                       (Unaudited)
                                         November       March
                                         30, 2002      2, 2002
                                         --------      -------
                                        (amounts in thousands)

        Raw materials ...............   $  6,386     $  6,395
        Work in process .............      2,297        1,274
        Finished product ............     19,546       15,427
                                        --------     --------
                Total ...............   $ 28,229     $ 23,096
                                        ========     ========

5.   Segment Information

     Following  is the  breakdown  of industry  segments as required by SFAS No.
     131. The Company has three reportable business segments: Confectionery, Collectible Sports Products and Entertainment Products.

     The Confectionery segment consists of a variety of lollipop products including Ring Pop, Push Pop and Baby Bottle Pop, the Bazooka bubble gum line and licensed confections including Pokemon and Yu-Gi-Oh! products.

     The Collectible Sports Products segment primarily consists of trading cards featuring players from Major League Baseball, the National Basketball Association, the National Football League and the National Hockey League, sticker album products featuring players from certain European soccer leagues, as well as sales from thePit, etopps and Topps Vault Internet businesses.

     The Entertainment Products segment consists of trading cards and sticker album products featuring licenses from popular films, television shows and other entertainment properties, including Pokemon and Yu-Gi-Oh!. In addition, in the third quarter of fiscal 2003 this segment reflects costs associated with the launch of the Cool Junk collectible toy line.

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

                                                                         (Unaudited)
                                                       Thirteen weeks ended     Thirty-nine weeks ended
                                                      November      December     November     December
                                                      30, 2002       1, 2001     30, 2002      1, 2001
                                                      --------      --------     --------     --------
                                                                    (amounts in thousands)
Net Sales
---------
Confectionery ....................................... $ 29,214     $ 30,662     $114,542     $119,912
Collectible Sports Products .........................   32,891       34,930       91,599       94,568
Entertainment Products ..............................    4,551        6,466       18,253       25,684
                                                      --------     --------     --------     --------
Total ............................................... $ 66,656     $ 72,058     $224,394     $240,164
                                                      ========     ========     ========     ========

Contributed Margin
------------------
Confectionery ....................................... $  9,808     $ 10,214     $ 40,966     $ 44,790
Collectible Sports Products .........................    8,510        6,373       22,700       27,268
Entertainment Products ..............................    1,092        3,318        5,997       14,477
                                                      --------     --------     --------     --------
Total ............................................... $ 19,410     $ 19,905     $ 69,663     $ 86,535
                                                      ========     ========     ========     ========

Reconciliation of Contributed Margin to Income
    Before (Benefit) Provision for income Taxes:

Total Contributed Margin ............................ $ 19,410     $ 19,905     $ 69,663    $ 86,535
Unallocated General and Administrative Expenses
    and Manufacturing Overhead                         (16,989)     (13,091)     (48,055)    (46,012)
Depreciation & Amortization .........................   (1,248)      (1,615)      (3,681)     (4,196)
Other Income (Expense) ..............................     (360)         718         (138)     (1,122)
                                                      ---------    --------     ---------   ---------
Income from Operations ..............................      813        5,917       17,789      35,205
Interest Income, Net ................................      673          949        1,873       3,663
                                                      --------     --------     --------    --------
Income Before (Benefit) Provision for Income Taxes .. $  1,486     $  6,866     $ 19,662    $ 38,868
                                                      ========     ========     ========    ========


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


7.   Reclassifications

     Effective March 3, 2002, the Company adopted the EITF Issue No. 00-14 accounting standards that require certain trade promotion expenses, such as slotting fees, to be reclassified. As a result, trade promotion expenses for fiscal 2003 of $584,000 in the third quarter and $2,250,000 in the nine-month period have been reported as a reduction of net sales rather than as marketing expense. Fiscal 2002 financials reflect similar treatment of these expenses which totaled $864,000 in the third quarter and $1,868,000 in the nine months. These changes did not impact reported earnings in either year.

8.   Accounting Changes

     On March 3, 2002, the Company adopted Statements of Financial Accounting Standards Board standards Nos. 141, Business Combinations ("SFAS 141"), and 142, Goodwill and Other Intangible Assets ("SFAS 142") which require the Company to prospectively cease amortization of goodwill and instead conduct periodic tests of goodwill for impairment. The table below compares reported earnings and earnings per share for the thirteen and the thirty-nine weeks ended November 30, 2002 with earnings and earnings per share assuming proforma application of the new accounting standards for the thirteen and the thirty-nine weeks ended December 1, 2001.

                                                           (Unaudited)
                                           Thirteen weeks ended    Thirty-nine weeks ended
                                          November      December     November     December
                                          30, 2002       1, 2001     30, 2002      1, 2001
                                          --------      --------     --------     --------
                                             (amounts in thousands, except share data)

Net income ..........................     $  2,910      $  6,532     $ 14,943    $  27,013
Add back:
Goodwill amortization ...............           --           392           --        1,176
                                          --------      --------     --------    ---------
Adjusted net income .................     $  2,910      $  6,924     $ 14,943    $  28,189
                                          ========      ========     ========    =========

Basic net income per share ..........     $   0.07      $   0.15     $   0.36    $    0.62
Goodwill amortization ...............           --      $   0.01           --    $    0.03
                                          --------      --------     --------    ---------
Adjusted basic net income per share .     $   0.07      $   0.16     $   0.36    $    0.65
                                          ========      ========     ========    =========

Diluted net income per share ........     $   0.07      $   0.15     $   0.35    $    0.61
Goodwill amortization ...............           --      $   0.01           --    $    0.03
                                          --------      --------     --------    ---------
Adjusted diluted net income per share     $   0.07      $   0.16     $   0.35    $    0.64
                                          ========      ========     ========    =========

     The Company has evaluated its goodwill and intangible assets acquired prior to June 30, 2002 using the criteria of SFAS 141, and has determined that no intangible assets should be reclassified to goodwill. The Company has also evaluated its intangible assets and determined that all such assets have determinable lives. Furthermore, the Company has reassessed the useful lives and residual values of all intangible assets to review for any necessary amortization period adjustments. Based on that assessment, no adjustments were made to the amortization period or residual values of the intangible assets. In order to conform with the definitions contained in SFAS 142, the Company reclassified $1.5 million in deferred financing fees from intangible assets to other assets and $0.8 million in software development costs from intangible assets to property, plant and equipment. Additionally, $1.9 million of deferred tax assets related to thePit.com acquisition were reclassified to goodwill.

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

     For the  nine  months  ended  November  30,  2002,  no  goodwill  or  other
     intangibles  were  acquired,   impaired  or  disposed.   Intangible  assets
     consisted of the following as of November 30, 2002 and December 1, 2001:

                                                     (amounts in thousands)

                                     November 30, 2002          '            December 1, 2001
                                                                '
                             Gross                              '    Gross
                           Carrying   Accumulated               '  Carrying   Accumulated
                             Value    Amortization      Net     '    Value    Amortization      Net
                          -----------------------------------------------------------------------------
Licenses & Contracts ...  $ 21,879      $ 16,375      $  5,504  '  $ 21,879     $ 15,498      $ 6,381
Intellectual Property ..    12,584        12,433           151  '    12,584       12,275          308
Software & Other .......     2,952         2,570           382  '     2,952        2,445          507
FAS 132 Pension ........       344            --           344  '        --           --           --
                          --------      --------      --------  '  --------     --------      -------
Total Intangibles ...     $ 37,759      $ 31,378      $  6,381  '  $ 37,415     $ 30,219      $ 7,196
                          ========      ========      ========  '  ========     ========      =======


     Over the next five years the Company expects the annual amortization of the intangible assets detailed above to be as follows:

                        Fiscal Year             Amount
                                            (in thousands)

                           2003                 $ 1,160
                           2004                 $ 1,060
                           2005                 $   826
                           2006                 $   826
                           2007                 $   748


     In addition to the amortization of intangibles listed above, reported amortization expense, which was $962,000 for the nine months ended November 30, 2002 and $2,056,000 for the nine months ended December 1, 2001, included amortization of deferred financing fees and, in fiscal 2002, goodwill amortization of $1,176,000.

9.   Legal Proceedings


     In November 1998, the Company was named as a defendant in a purported class action commenced in the United States District Court for the Southern District of California (the "California Court") entitled Rodriquez, et. al.
     v. The Topps Company, Inc., No. CV 2121-B (AJB) (S.D. Cal.) (the "California Federal Action"). The California Federal Action alleges that the Company violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the California Unfair Business Practices Act, by its practice of selling sports and entertainment trading cards with randomly-inserted "insert" cards, allegedly in violation of state and federal anti-gambling laws. The California Federal Action sought treble damages and attorneys' fees on behalf of all individuals who purchased packs of cards at least in part to obtain an "insert" card over a four-year period. On January 22, 1999, plaintiffs moved to consolidate the California Federal Action with similar class actions pending against several of the Company's principal competitors and licensors in the California Court. On January 25, 1999, the Company moved to dismiss the complaint, or, alternatively, to transfer the California Federal Action to the Eastern District of New York or stay the California Federal Action pending the outcome of the Declaratory Judgment Action pending in the Eastern District of New York. By orders dated May 14, 1999, the California Court denied the Company's motions to dismiss or transfer the California Federal Action but granted the Company's motion to stay the California Federal Action pending the outcome of the Declaratory Judgment Action. The California Court also denied plaintiffs' motion to consolidate the California Federal Action with similar purported class actions. On April 18, 2000, the California Court entered an order requiring plaintiffs in the California Federal Action as well as in the other purported class actions to show cause why all such actions should not be dismissed. By order dated June 21, 2000, the California Court vacated its May 14, 2000 order denying the Company's motion to dismiss the Class, dismissed the RICO claim in the California Federal Action with prejudice and without leave to replead, and dismissed the pendent state law claims without prejudice. Plaintiffs filed a notice of appeal of the California Court's decision to the United States Court of Appeals for the Ninth Circuit on July 21, 2000. On August 20, 2002 the Ninth Circuit affirmed the dismissal of the RICO claims. Plaintiffs' time to seek review of the Ninth Circuit's decision has now expired, and the dismissal of the California Federal Action has now become final.

     On August 21, 2000, the Company was named as a defendant in a purported class action commenced in the Superior Court of the State of California for the County of Alameda (the "California State Court") entitled Chaset, et al. v. The Upper Deck Company, et al., No. 830257-9 (the "California State Action"). The California Class Action alleges that the Company and other manufacturers and licensors of sports and entertainment trading cards committed unlawful, unfair and fraudulent business acts under the
     California Unfair Business Practices Act ("CUBPA") and the California Consumer Legal Remedies Act ("CLRA") by the practice of selling trading cards with randomly-inserted "insert" cards allegedly in violation of state and federal anti-gambling laws and state consumer laws. The California State Action asserts three claims for relief and seeks declaratory, equitable and injunctive relief and attorneys' fees on behalf of a purported nationwide class of trading card purchasers. Plaintiff filed an amended complaint on October 13, 2000, including an amendment to demand compensatory and punitive damages and restitution. On December 14, 2000, plaintiff moved for summary judgment on one of his CUBPA claims.

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

     On September 21, 2001, plaintiff moved for class certification. Briefing and discovery concerning the class certification issue was completed in January 2002, and oral argument was heard on February 27, 2002. On March 7, 2002, Judge Sabraw of the California State Court issued a ruling denying class certification under the CUBPA and granting class certification under the CLRA. On April 2, 2002, the defendants filed a joint motion to dismiss the CLRA cause of action. This motion was granted on May 6, 2002. Plaintiff has indicated that he intends to appeal both the ruling denying class certification under the CUBPA and the ruling dismissing the CLRA cause of action. The California State Action is proceeding with discovery.

     In the fall of 2002, the parties reached a tentative settlement of the California State Action which calls for the defendants collectively, without admitting liability, to make a payment toward the cost and attorneys' fees incurred by plaintiffs. Topps' share of this payment would be slightly in excess of $1.6 million. The tentative settlement is subject to the final agreement of the parties on precise settlement details and on appropriate documentation.

     The Company is a defendant in several other civil actions which are routine and incidental to its business. In management's opinion, after consultation with legal counsel, these actions will not have a material adverse effect on the Company's financial condition or results of operations.

INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors and Stockholders
The Topps Company, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of The Topps Company, Inc. and subsidiaries (the "Company") as of November 30, 2002, and the related condensed consolidated statements of operations and cash flows for the thirty-nine weeks ended November 30, 2002 and December 1, 2001. These financial statements are the responsibility of the Company's management.

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

January 7, 2003
New York, New York

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Third Quarter Fiscal Year 2003 (thirteen weeks ended November 30, 2002) versus
------------------------------------------------------------------------------
Third Quarter Fiscal Year 2002 (thirteen weeks ended December 1, 2001)
----------------------------------------------------------------------

The following table sets forth, for the periods indicated, net sales by key business segment:

                                           Thirteen weeks ended     Thirty-nine weeks ended
                                          November      December     November     December
                                          30, 2002       1, 2001     30, 2002      1, 2001
                                          --------      --------     --------     --------
                                                        (amounts in thousands)
        Net Sales
        ---------
        Confectionery .............      $ 29,214      $ 30,662      $114,542     $119,912
        Collectible Sports Products        32,891        34,930        91,599       94,568
        Entertainment Products ....         4,551         6,466        18,253       25,684
                                         --------      --------      --------     --------
        Total .....................      $ 66,656      $ 72,058      $224,394     $240,164
                                         ========      ========      ========     ========


Net sales for the third quarter of fiscal 2003 decreased 7.5% to $66.7 million from $72.1 million for the same period last year. Effective March 3, 2002, the Company adopted the EITF Issue No. 00-14 accounting standards that require certain trade promotion expenses, such as slotting fees, to be reported as a reduction of net sales rather than as selling, general and administrative expense ("SG&A"). Adoption of these requirements reduced both net sales and marketing expenses in the third quarters of fiscal 2003 and 2002 by $0.6 million and $0.9 million, respectively, but did not impact reported earnings in either year.

Net sales of confectionery products, which include, among other things, Bazooka brand bubble gum and Ring Pop, Push Pop, Baby Bottle Pop and Pokemon candies, decreased 4.7% in the third quarter of this year to $29.2 million from $30.7 million in fiscal 2002. The single largest reason for lower sales this year was a decline in Baby Bottle Pop; however, sales of both Ring Pop and Push Pop were also below year ago levels. Included in fiscal 2003 third quarter, were $0.6 million of Pokemon confectionery sales, versus $0.3 million in the third quarter of fiscal 2002.

Net sales of collectible sports products, which consist of traditional sports cards, sports sticker album products and the sports Internet businesses, decreased 5.8% to $32.9 million in the third quarter of fiscal 2003 from $34.9 million in the same period last year. Within collectible sports, sales of traditional products decreased 7.9% to $29.5 million, reflecting lower sales of U.S. sports card products, partially offset by almost $2 million in returns reversals related to the strong sell-through of 2002 European soccer products. Reported Internet sales in the quarter increased to $3.4 million from $2.9 million last year.

Net sales of entertainment products, which consist of entertainment trading cards and the Merlin line of entertainment sticker album products, decreased to $4.6 million in the third quarter of fiscal 2003 from $6.5 million in fiscal 2002. Included in the third quarter this year were $1.3 million of Pokemon sales versus $1.8 million last year. Non-Pokemon entertainment sales, which in the quarter this year consisted primarily of products based on the Lord of the Rings and Yu-Gi-Oh! licenses, decreased to $3.3 million from $4.7 million last year.

Gross profit as a percentage of net sales for the third quarter of fiscal 2003 increased to 32.5% from 30.9% for the same period last year. This improvement was primarily a function of unusually high obsolescence costs last year associated with the launch of both etopps and the seasonal confectionery businesses, combined with lower autograph and relics costs this year on the U.S. sports business.

Other income (expense) was an expense of $0.4 million this year versus income of $0.7 million last year reflecting the absence of the beneficial impact in the quarter last year of the strengthening dollar on U.S. dollar-denominated cash balances held in Europe.

SG&A increased as a percentage of net sales to 30.7% in the third quarter of fiscal 2003 from 23.7% a year ago, and SG&A dollar spending increased to $20.5 million from $17.1 million. The dollar increase was driven by the timing of an accrual for year-end employee incentive bonus payments and a $1.6 million reserve for Topps' share of the anticipated legal settlement of the Chaset class action.

Net interest income in the quarter decreased to $0.7 million in fiscal 2003 from $0.9 million in fiscal 2002 due to a decrease in cash on hand and lower interest rates.

The Company recorded a tax credit of $1.4 million in the quarter this year versus a tax expense of $0.3 million in the same period last year. In both years, taxes were favorably impacted by a reduction in the full year forecasted tax rate, which triggered a catch-up adjustment in the quarter.

Net income for the third quarter of fiscal 2003 was $2.9 million, or $0.07 per diluted share, compared with $6.5 million, or $0.15 per diluted share last year.



Nine Months Fiscal 2003 (thirty-nine  weeks ended November 30, 2002) compared to
--------------------------------------------------------------------------------
Nine Months Fiscal 2002 (thirty-nine weeks ended December 1, 2001)
------------------------------------------------------------------

Net sales in the first nine months of fiscal 2003 decreased 6.6% to 224.4 million from $240.2 million for the same period last year. This decrease was largely a function of the reduction in Pokemon sales to $5.6 million this year from $20.9 million last year. Included in Pokemon sales were return provision reversals of $2.2 million this year versus $8.5 million last year.

Effective March 3, 2002, the Company adopted the EITF Issue No. 00-14 accounting standards that require certain trade promotion expenses, such as slotting fees, to be reported as a reduction of net sales rather than as SG&A. Adoption of these requirements reduced both net sales and marketing expenses by $2.3 million in fiscal 2003 and $1.9 million in fiscal 2002. These changes did not impact reported earnings in either year.

Net sales of confectionery products decreased 4.5% in the first nine months of this year to $114.5 million from $119.9 million in fiscal 2002. Included in fiscal 2003 sales were $1.4 million of Pokemon confectionery products versus $5.0 million a year ago. Excluding Pokemon products, sales of branded confectionery products decreased to $113.1 million from $114.9 million last year, largely the result of lower sales of Baby Bottle Pop, partially offset by double-digit growth of Ring Pop and Push Pop in the U.S. and the introduction of Pro Flip Pop in Japan.

Net sales of collectible sports products decreased 3.1% to $91.6 million in the first nine months of fiscal 2003 from $94.6 million in the comparable period last year. This decrease was the result of lower sales of traditional sports cards in the U.S., partially offset by strong sales of European soccer products (which included the World Cup this year) and an increase in reported Internet sales to $9.1 million this year versus $3.2 million last year. Cash received from etopps sales in fiscal 2003 was $1.8 million higher than reported sales; however, in accordance with accounting regulations, recognition of the sales associated with these higher cash receipts has been deferred pending production of the related inventory.

Net sales of entertainment products decreased 28.9% to $18.3 million in the first nine months of fiscal 2003 from $25.7 million in fiscal 2002, reflecting a decrease in sales of Pokemon entertainment products from $15.9 million last year to $4.1 million this year. Non-Pokemon sales, which this year consisted primarily of products related to the Star Wars, Spiderman, Lord of the Rings and Yu-Gi-Oh! licenses, increased to $14.2 million from $9.8 million last year.

Gross profit as a percentage of net sales for the first nine months of fiscal 2003 decreased to 35.5% as compared with 40.0% for the same period last year. This was primarily the result of a reduction in high-margin Pokemon sales, a mix shift in the U.S. favoring lower margin products including transactions on thePit.com, and the absence of a one-time rebate from our French distributor received last year.

Other income (expense) improved to an expense of $0.1 million this year versus an expense of $1.1 million last year primarily reflecting the absence of charges in the first half of last year related to the impact of the weakening dollar on U.S. dollar-denominated cash balances held in Europe.

SG&A expenses increased as a percentage of net sales to 27.5% in the first nine months of fiscal 2003 from 24.9% a year ago. SG&A dollar spending increased to $61.7 million from $59.8 million. The dollar increase was primarily driven by the timing of accruals for year-end employee incentive bonus payments and a $1.6 million reserve for the anticipated settlement of the Chaset class action.

Net interest income for the nine month period decreased to $1.9 million in fiscal 2003 from $3.7 million in fiscal 2002 primarily due to lower interest rates.

The tax rate through the first nine months of fiscal 2003 was 24.0% versus 30.5% for the same period last year, largely due to the favorable impact of foreign and R&D tax credits recognized in the third quarter of this year.

Net income in the first nine months of fiscal 2003 was $14.9 million, or $0.35 per diluted share, as compared with $27.0 million, or $0.61 per diluted share last year.


Liquidity and Capital Resources
-------------------------------

Management believes that the Company has adequate means to meet its liquidity and capital resource needs over the foreseeable future as a result of the combination of cash on hand, anticipated cash from operations and credit line availability.

As of November 30, 2002, the Company had $118.2 million in cash and cash equivalents.

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

In October 1999, the Board of Directors authorized the Company to purchase up to 5 million shares of its stock. In October 2001, purchases against this authorization were completed, and the Board of Directors authorized the purchase of up to an additional 5 million shares of stock. As of November 30, 2002, the Company had repurchased a total of 7.5 million shares at an average price per share of $9.52 under these authorizations. During the third quarter of fiscal 2003, the Company repurchased 481,000 shares at an average price per share of $8.28.

During the nine-month period ended November 30, 2002, the Company's net decrease in cash and cash equivalents was $2.8 million versus a decrease of $31.4 million in the comparable period of fiscal 2002. Cash provided by operating activities in the nine months this year was $9.6 million versus $0.8 million last year. The favorable operating cash performance this year was the result of a decrease in accounts receivable, in part the result of an increase in the return reserve for sports and entertainment products, as well as lower European income tax payments, partially offset by lower net income this year. Cash used in investing activities consisted of $3.0 million in capital expenditures this year as compared with $5.6 million for the acquisition of thePit.com and $4.1 million in capital expenditures last year. Cash used in financing activities reflects expenditures for the repurchase of Company stock, net of cash from the exercise of stock options, of $12.1 million this year versus $19.4 million last year.


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

Refer to the Company's Annual Report for the year ended March 2, 2002 for details.

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


                                        THE TOPPS COMPANY, INC.
                                        -----------------------
                                               REGISTRANT



                                           /s/ Catherine Jessup
                                        ------------------------------
                                        Vice President-Chief Financial
                                                   Officer











January 14, 2003

ITEM 3.  DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk associated with activities in derivative financial instruments (e.g., hedging or currency swap agreements), other financial instruments and derivative commodity instruments is confined to the impact of mark-to-market changes in foreign currency rates on the Company's forward contracts and options. The Company has no debt and does not engage in any commodity-related derivative transactions. As of November 30, 2002, the Company had contracts and options which were entered into for the purpose of hedging forecasted receipts and disbursements in various foreign currencies and which, due to the weakening of the U.S. dollar, resulted in an unfavorable mark-to-market adjustment in the quarter.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits as required by Item 601 of Regulation S-K


99.3 Certification of Arthur T. Shorin, Chief Executive Officer and President, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.4 Certification of Catherine K. Jessup, Vice-President and Chief Financial Officer and pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

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

(b)  Changes in  internal  controls.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defied in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; and

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date:    January 14, 2003               THE TOPPS COMPANY, INC.
                                        -----------------------
                                               REGISTRANT


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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defied in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; and

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


Date:  January 14, 2003                 THE TOPPS COMPANY, INC.
                                        -----------------------
                                              REGISTRANT



                                        /s/  Catherine K. Jessup
                                     ------------------------------
                                     Vice President-Chief Financial
                                                Officer