Form 10-K
period 2003-03-01
TOPPS CO INC
filed 2003-05-30
CIK 812076

________________________________________________________________________________


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X]                        ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended March 1, 2003

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Act). Yes X No __.

     The aggregate market value of Common Stock held by non-affiliates as of the last business day of the most recently completed fiscal second quarter was approximately $331,150,000.

     The number of outstanding shares of Common Stock as of May 15, 2003 was 40,700,151.

        Documents incorporated by reference                         Part
        -----------------------------------                         ----

Annual Report to Stockholders for the Year Ended March 1, 2003    I, II, IV
Proxy Statement for the 2003 Annual Meeting of Stockholders          III

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

     Topps is a marketer of premium-branded confectionery products including lollipops such as Ring Pop, Push Pop and Baby Bottle Pop, Bazooka brand bubble gum and certain novelty candy products. The Company also markets collectible entertainment products featuring professional athletes and popular television, movie and other licensed characters. Entertainment product formats include, among other things, trading cards, sticker albums, tattoos and toys.

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

     The Company, which is headquartered in New York, N.Y., also has offices in Pennsylvania, Delaware, Canada, the U.K., Ireland, Italy and Argentina and distributes its products in numerous countries around the world.



                                    PRODUCTS

Confectionery
-------------

     The Company markets premium quality lollipops throughout the United States, Canada, Europe and parts of Latin America, Asia and Australia. Branded lollipops include Ring Pop (made of candy molded into the form of an exaggerated precious gem stone and anchored to a plastic ring), Push Pop (a cylinder-shaped lollipop packaged in a plastic container with a removable cap, designed to enable consumers to eat a portion of the pop and save the rest for later) and Baby Bottle Pop (a miniature baby bottle filled with fruit-flavored powder and topped with a candy nipple).

================================================================================

Trademarks of The Topps Company, Inc. and Subsidiaries appearing in this report:
Baby Bottle Pop, Baby Bottle Pop Candy Juice, Bazooka, Bazooka Joe, Bowman, Cool Junk, etopps, etopps.com, Flip N`Dip Push Pop, Garbage Pail Kids, Juicy Drop Pop, Mars Attacks, Merlin, Push Pop, Ring Pop, Topps, Topps Chrome, Topps Finest, Topps Gallery, Topps Gold Label, Topps Heritage, Topps Pristine, Topps Stadium Club, Twisted Fruit Baby Bottle Pop, Twisted Fruit Triple Power Push Pop and Wacky Packages.

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

     In the U.S., the Company is focused on a three-pronged strategy -- providing children with compelling high quality products, expanding product availability (distribution and in-store location) and advertising on national children's television programs. As a result, the Company has experienced solid progress in terms of its U.S. competitive share position, retail distribution and brand and advertising awareness. Overseas, the primary emphasis has been on delivering innovative products to the marketplace and securing new listings in key retailers. In 2003, confectionery distribution in Europe was expanded to include Tesco and Safeway in the U.K., Albert Heine in Holland (part of the Ahold group), and Carrefour in France.

     Beginning in fiscal 2000 and peaking in fiscal 2001, the Company marketed a line of Pokemon candy products which included lollipops as well as a plastic container replica of the Pokemon ball with candy and a decorated Pokemon figure inside. In fiscal 2002, the Company introduced a seasonal products line focused on the Christmas, Valentine's Day and Easter holidays.

     In fiscal 2003, the Company launched Flip N' Dip Push Pop (a Push Pop with a container of fruit-flavored powder), Baby Bottle Pop Candy Juice (liquid candy in a Baby Bottle Pop container), Juicy Drop Pop (a pop with a separate container of candy juice to be squirted onto the pop) and Yu-Gi-Oh! sticker pops. Additionally, the Company introduced line extensions such as Twisted Fruit Baby Bottle Pop and Twisted Fruit Triple Power Push Pop (two flavors of candy swirled together in each pop).


Entertainment
-------------

     Effective with the fourth quarter of 2003, the Company combined the Sports and Entertainment segments into a single segment, Entertainment, consistent with Topps organizational structure and product line similarities. The Entertainment segment primarily consists of trading cards and sticker album picture products featuring both sports and non-sports licenses.

     In the U.S. and Canada, picture products are generally sold in the form of cards, while in the rest of the world picture products are typically sold in the form of sticker albums. The Company markets cards in various size packages for distribution through a variety of trade channels. Sticker album products are designed so that stickers, which are sold in packages, can be placed in an associated album which contains more detailed information on the subject. Internationally, the Company distributes sticker album collections under the Merlin and Topps brands. These products are sold to consumers through retail channels as well as over the Internet.

     Sports card and sticker album products contain photographs of athletes as well as other features, including player and team statistics, biographical material and occasionally, pieces of memorabilia and/or players' autographs. Sports card products feature professional sports figures from Major League Baseball, NFL Football, NBA Basketball and NHL Hockey, while sports sticker album products feature athletes from English Premier League Football (soccer). The Company also has rights to market bubble gum with mini-stickers featuring Italy's Serie A soccer league. Additionally, in fiscal 2003, the Company marketed Team England and Team Ireland sticker album products associated with the World Cup soccer tournament, which occurs once every four years.

     The Company distributes sports card products in North America under brand names including, but not limited to, Topps, Topps Heritage, Topps Finest, Topps Gallery, Topps Stadium Club, Topps Gold Label, Topps Chrome, Topps Pristine and Bowman. The Company attempts to ensure that each brand of sports cards has its own unique positioning in the marketplace. For example, Topps Heritage, a retro brand with bubble gum in every pack, addresses a perceived consumer demand for nostalgia-based products and capitalizes on Topps' heritage and history in the sports collectible industry.

     Non-sports cards and sticker album products feature licenses from popular films, television shows and other properties. The Company has marketed non-sports trading cards and sticker album products since the 1950's, featuring some of the dominant entertainment properties of all time, including The Beatles, Elvis Presley, Star Wars, Michael Jackson, E.T.: The Extra-Terrestrial, Indiana Jones, Batman, Teenage Mutant Ninja Turtles, Jurassic Park and Pokemon. Occasionally, the Company has also created cards and stickers featuring its own entertainment properties such as Wacky Packages, Garbage Pail Kids and Mars Attacks, as well as cards detailing events of national interest such as Desert Storm and Enduring Freedom. During the fiscal 2000 to 2003 period, the Company distributed Pokemon products in over 44 countries and 25 languages.

     In fiscal 2003 the Company marketed non-sports trading card and sticker album products featuring licenses including Star Wars Episode II: Attack of the Clones, Lord of the Rings: The Two Towers, Spider-Man, Yu-Gi-Oh! (sticker albums only), and The Simpsons. Over the years, entertainment cards and sticker album products have experienced peaks and valleys in terms of consumer interest, which has prompted the Company to be highly selective in determining which entertainment licenses to pursue.

     All card and sticker album products are high quality, showcasing various technologies and state-of-the-art reproduction techniques. Cards may include printing features such as foil stamping, film lamination, autographs and/or small pieces of memorabilia. The Company is continuously updating the features of its cards and sticker album products and seeking new ideas and printing technologies. Card prices generally range from a suggested retail price of $0.99 per pack to $7.00 per pack, while overseas sticker pack prices are generally the equivalent of approximately fifty cents. The Company also sells certain sports products in pack configurations at prices exceeding $30 per pack and in box configurations at a suggested retail price of $100 or more.

     In October 2001, the Company launched etopps, a trading card brand sold exclusively on the Internet at www.etopps.com. Each week on the etopps website, a limited number of cards featuring distinguished veteran and rookie players are offered for sale via "Initial Player Offerings", or IPOs. Upon assuming ownership, a customer may take delivery of cards, each of which come in a special sealed protective case, or elect to have Topps hold the cards in a secure warehouse. Cards held by the Company can be tracked via personal on-line portfolios and traded on an exclusive etopps trading floor on eBay. All etopps cards adhere to high-quality printing and manufacturing standards and have pre-numbered stickers in order to assure authenticity.

     In August 2001, the Company acquired all the outstanding common stock in thePit.com, Inc. for $5.7 million in cash. ThePit.com makes a market in sports cards and provides a means by which collectors can buy and sell cards in real time over the Internet. The Company also markets memorabilia over the Internet through ToppsVault.com.

     From time to time the Company has explored opportunities within the toy and game arena which leverage its marketing and distribution strengths. In February 2003, the Company launched a series of collectible Cool Junk toy products which were marketed through toy retailers in the U.S.

     For a schedule of net sales by key business segment for the past three fiscal years, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 5 of the Company's Annual Report to Stockholders for the year ended March 1, 2003 (the "Annual Report"), which is hereby incorporated by reference.

                           DISTRIBUTION AND MARKETING

Sales and Distribution
----------------------

     The Company's products are sold throughout the United States, Canada and Europe, as well as in parts of Latin America, Asia and Australia.

     In the U.S. and Canada, internal and field sales employees handle sales of confectionery products to national accounts. Confectionery sales to other channels are handled by a nationwide network of broker organizations managed by Topps employees. Topps confectionery products reach tens of thousands of retail outlets including supermarkets, drugstores, convenience stores, mass merchandisers, warehouse clubs, dollar stores, video outlets and other specialty accounts. The Company's own employees also handle U.S. sales of entertainment card products to approximately 2,100 hobby stores, hobby distributors and category managers who service major retail outlets.

     In the U.K., sales of both confectionery and entertainment products are handled by a dedicated field sales force augmented by wholesalers selling to independent retailers. Together, the sales force and wholesalers reach approximately 30,000 retail news and confectionery outlets. Elsewhere in Europe, as well as in Latin America, Japan and Australia, sales are generated primarily through distributors.


Advertising and Promotion
-------------------------

     The Company utilizes a variety of marketing techniques, including television, radio and print advertising campaigns, sweepstakes and promotions designed to create consumer awareness and stimulate retail sales of its products. Advertising and marketing expenses (which encompass media spending and consumer promotions) included in selling, general, and administrative expenses amounted to $20,145,000 in fiscal 2003, $18,790,000 in fiscal 2002 and
$21,514,000 in fiscal 2001.

     Approximately 85% of the Company's fiscal 2003 sales were made on a returnable basis. Industry practice requires that the Company provide the right to return on sales of trading card products (excluding those to certain channels of distribution), on confectionery products and on sales of most sticker album products. Consolidated return provisions net of reversals as a percentage of gross sales for the fiscal years ended 2003, 2002 and 2001 were 6.7%, 4.4%, and 7.5%, respectively. Returns significantly in excess of the Company's returns provisions could have a material adverse effect on the Company.


                                   PRODUCTION

Confectionery
-------------

     Ring Pop lollipops for sale in North America are manufactured at the Company's Scranton, Pennsylvania factory. Ring Pop lollipops for sale in international markets as well as all Push Pops, Baby Bottle Pops and most of the Company's other lollipop products are manufactured by a single supplier in factories located in Taiwan, Thailand and China. Sticker pops and licensed bubble gum products are manufactured by a single supplier in Brazil. The loss of production at one or more of these facilities due to civil unrest or for any other reason could have a material adverse effect on the Company.

     Bazooka bubble gum is produced by the Hershey Foods Corporation under a contract which is renewed annually for a five-year term. This contract requires the Company to source all of its current U.S. Bazooka production needs from Hershey, provided it can fulfill the orders on a timely basis. Failure by Hershey to supply the Company on a timely basis could have a material adverse effect on sales of Bazooka until the Company could make other arrangements.

     Confectionery raw materials and paperboard, packaging materials, foil stamping and UV coating for cards, among other things, are required to manufacture the Company's total line of confectionery and entertainment products and are generally available to the Company. The Company relies on single producers for several of these ingredients or processes, although alternative suppliers are generally available. If any of these single sources were no longer available to the Company, some adjustment in product specification would probably be required.

Entertainment
-------------

     In the U.S., photographs of athletes are generally taken by free-lance photographers on special assignment with the Company. In addition, certain photography is provided by the organizations representing the leagues and their member teams. Pictures of non-sports entertainment subjects are generally furnished by the respective licensor or created by artists retained by the Company. Computerized graphic artwork and design development for all of the Company's products is done by staff artists and through independent design agencies under the Company's direction. The Company's Graphic Services Department also utilizes computerized technology to enhance and color-correct photography and computer imaging to create interesting and unusual backgrounds and visual effects.

     High-quality substrates (paperboard, foilboard) are sent directly to outside printers by the Company's suppliers. Pictures are printed utilizing a variety of techniques and sometimes include foil stamp and UV (ultra violet) coating. Cards that require specialized printing and the combination of various substrates like plastic, polystyrene and holographic foils are purchased in full sheet form from specialty printers. Full sheets are then delivered to contract packers where they are cut into individual cards, collated and wrapped in a variety of package configurations.

     Sticker production in Europe is subcontracted and coordinated by a single supplier in Italy, and album production is subcontracted to three suppliers in Italy. Adhesive material and packaging are sourced and printed by various subcontractors in Italy. The Company believes that there are other suitable sources available to meet its requirements if the current suppliers were unable to meet the Company's needs.


                        TRADEMARKS AND LICENSE AGREEMENTS

     The Company considers its trademarks and license agreements to be of material importance to its business. The Company's principal trademarks have been registered in the United States and many foreign countries where its products are sold. Sports picture products marketed in the U.S. are all produced under license agreements with individual athletes or their players' associations, as well as the licensing bodies of the professional sports leagues. These agreements cover the following sports: Major League Baseball, NBA Basketball, NFL Football and NHL Hockey. The Company also has a contract with Premier League Soccer in England and with players and teams with regard to soccer in Italy. The Company's inability to renew, or continue to operate under, licenses relating to Major League Baseball or U.K. Premiere League soccer, and its ability to market products in these sports, could have a material adverse effect on the Company.

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

     The Company has a related agreement with the Major League Baseball Players Association, which governs certain terms of the individual player contracts. The Company also has an agreement with Major League Baseball Properties, Inc., which, among other things, covers the use of the names and insignias of the baseball teams and leagues in connection with its baseball picture products. Although the written agreement expired at the end of 2000, the parties have agreed to continue to operate under its terms. The parties are currently negotiating the final terms of a new written agreement. However, the inability of the parties to execute a new written agreement could have a material adverse effect on the Company.

     The  Company  also  enters  into   license   agreements   with   non-sports
entertainment companies to produce certain products. The terms of these contracts depend on a variety of factors.

     Total royalty expense under the Company's sports and non-sports entertainment licensing contracts for the fiscal years ended 2003, 2002 and 2001 was $25,344,000, $25,669,000 and $46,727,000 respectively. See Note 18 of Notes to Consolidated Financial Statements in the Annual Report, which is incorporated herein by reference, for a description of minimum guarantee payments required under the Company's existing sports and non-sports entertainment contracts.


                                   COMPETITION

     The Company competes for sales as well as counter and shelf space with large corporations in the food, candy, publishing, toy and other industries. Many of these corporations have substantially greater resources than the Company. More narrowly, the Company competes with other companies, large and small, which market gum and candy, and with a number of picture product companies for the spending money of children and adult collectors. The Company believes that the industries in which it operates are highly competitive.


                                   SEASONALITY

     The Company's sales of confectionery products are impacted by the introduction of new products and line extensions as well as by advertising, and consumer and trade support programs. U.S. sports card products are sold throughout the year, spanning the four major sports seasons in which the Company currently participates, i.e., baseball, football, basketball and hockey. Topps Europe's sales of sports sticker album products are driven largely by shipments of Premier League Soccer, with much of the sales activity occurring in December through April. Sales of non-sports cards and sticker albums tend to be driven by the property on which they are based, often peaking with the release of a movie or the rise in popularity of a television program or particular licensed property.

                        DEPENDENCE ON CERTAIN CUSTOMERS

     The Company has one customer, McLane Distribution Services, Inc. that accounted for 11.4% of the Company's net sales in fiscal 2003. This customer purchases primarily confectionery products from the Company and distributes these products to Wal-Mart, Sam's Club, Southland Corp., and convenience stores in the U.S. The loss of this customer could have a material adverse effect on the Company's plans and results.


                                   ENVIRONMENT


     The Company believes that it is in compliance in all material respects with existing federal, state and local regulations relating to the protection of the environment. Such environmental regulations have not had a material impact on the Company's capital expenditures, earnings or competitive position.


                                    EMPLOYEES

     The Company employed approximately 450 people in fiscal 2003.

     All of the production employees at the Company's factory in Scranton, Pennsylvania are represented by a union. The current union agreement expires in February 2008.

     The Company considers relations with its employees to be good.



                           AVAILABILITY OF THIS REPORT

     The Company's financial information, including the information contained in this report filed on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to the above mentioned reports may be viewed on the Internet at www.topps.com. Copies are also available, without charge, from the Company. Alternatively, reports filed with the Securities and Exchange Commission (the "SEC") may be viewed or obtained at the SEC Public Reference Room in Washington, D.C., or at the SEC's Internet site at www.sec.gov.

                              CAUTIONARY STATEMENTS

     In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby filing cautionary statements identifying important factors that could cause actual results to differ materially from those projected in any forward-looking statements of the Company made by or on behalf of the Company, whether oral or written. The Company wishes to ensure that any forward-looking statements are accompanied by meaningful cautionary statements in order to maximize to the fullest extent possible the protections of the safe harbor established in the Reform Act. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors, among others, that could cause the Company's actual results to differ materially from those projected in forward-looking statements of the Company:

     1. Dependence on Licenses. The Company's trading card and sticker album businesses are highly dependent upon licensing arrangements with third parties. These licenses, which have varying expiration dates, are obtained from the various professional sports leagues, players associations and, in certain instances, the players themselves as well as from non-sports entertainment companies. The Company's inability to renew or retain these licenses, or the lack of vitality of these licenses, could materially adversely affect its future plans and results.

     2. Contraction in Sports Card Industry. The Company believes that the sports card industry as a whole has contracted significantly over the last ten years. Further prolonged and material contraction in the sports card industry, whether caused by labor strife or otherwise, could materially adversely affect the Company's future plans and results.

     3. New Products. The Company may be unable to produce timely, or at all, certain new planned confectionery products. The inability of the Company to produce planned confectionery products could materially adversely affect its future plans and results.

     4. Returns. Approximately 85% of the Company's sales are made on a returnable basis. Although the Company maintains returns provisions, returns considerably in excess of the Company's provisions could materially adversely affect its future plans and results.

     5. Suppliers. The Company has a single source of supply for most of its lollipop products. The loss of this supplier due to civil unrest or for any other reason could materially adversely affect the Company's future plans and results.

     6. Customers. The Company has several large customers, some of which are serviced by single distributors. The loss of any of these customers or distributors could materially adversely affect the Company's future plans and results.

     7. Internet. The Company is continuing to make a significant investment in an Internet strategy. There is no guarantee that the strategy will be successful. The failure of the Company's Internet business to achieve expected levels of success could materially adversely affect the Company's future plans and results.

     8. International Political and Economic Risk. There is an increase in risk generally associated with operating outside of the U.S. Events such as civil unrest, currency devaluation, political upheaval and health-related issues could materially adversely affect the Company's future plans and results.

     9. Legal Proceedings. See Item 3: Legal Proceedings for a discussion of legal matters that could materially adversely affect the Company's future plans and results.


FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS, FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     The Company operates in two business segments. They are: (i) the marketing and distribution of confectionery products; (ii) the marketing and distribution of entertainment products. Segment and geographic area information contained in
Note 14 of the Notes to Consolidated Financial Statements included in the Annual Report is hereby incorporated by reference.

                        EXECUTIVE OFFICERS OF THE COMPANY

     The information required by this item with respect to the directors of the Company and those executive officers who are also directors appearing in the Proxy Statement for the annual meeting of stockholders scheduled to be held on June 26, 2003 ("2003 Proxy Statement") is hereby incorporated by reference thereto. Set forth below is information required by this item covering the other executive officers of the Company.


                        Position with the Company and business
Name                    experience during the past five years
----                    --------------------------------------

Ronald L. Boyum         Vice President Marketing  and Sales and General Manager,
                        Confectionery of the Company  since February 2000;  Vice
                        President  -  Marketing and  Sales of  the Company since
                        March 1995.  Mr. Boyum is 51 years of age.

Edward P. Camp          Vice  President  of  the   Company since  April 1997 and
                        President of the Hobby Division since October 1995.  Mr.
                        Camp held a number of sales-related positions within the Company prior thereto. Mr. Camp is 56 years of age.

Michael P. Clancy       Vice  President -  International of  the  Company  since
                        December 1998  and  Vice  President since February 1995.
                        Mr.Clancy has been Managing Director-Topps International
                        Ltd. (formerly Topps Ireland)  since  July 1990  and was
                        Joint Managing Director - Topps Europe Ltd. from January
                        1997 to December 1998.  Mr. Clancy is 48 years of age.

Michael J. Drewniak     Vice President  -  Manufacturing  of the   Company since
                        March 1991.  Mr. Drewniak  held the  position of General
                        Manager  -  Manufacturing Operations prior thereto.  Mr.
                        Drewniak is 66 years of age.

Ira Friedman            Vice President -  Publishing and New Product Development
                        of the Company since September 1991. Mr. Friedman joined
                        the Company in October 1988.   Mr. Friedman is  49 years
                        of age.

                        Position with the Company and business
Name                    experience during the past five years
----                    --------------------------------------

Warren Friss            Vice President  -  Internet Business and General Counsel
                        since June 2001.   Mr. Friss has been General Counsel of
                        the Company  since February 2000.  Mr. Friss  joined the
                        Company as Deputy General Counsel in May 1995. Mr. Friss is 39 years of age.

Catherine K. Jessup     Vice President -  Chief Financial Officer of the Company
                        since July  1995.  Prior to  joining  the  Company,  Ms.
                        Jessup held a number of positions with PepsiCo (a food products company) from 1981 to July 1995. Ms. Jessup is 47 years of age.

William G. O'Connor     Vice President  -  Administration  of  the Company since
                        September 1991. Mr. O'Connor was an Assistant Secretary of the Company from June 1982 until June 1994. Mr.
                        O'Connor is 54 years of age.

John Perillo            Vice President  -  Operations of the Company since April
                        1995 and Vice President-Controller  and  Chief Financial
                        Officer of the Company from April 1990 to July 1995. Mr.
                        Perillo is 46 years of age.


Scott Silverstein       Executive  Vice President of the Company since  February
                        2000.  Prior thereto,  Mr.  Silverstein  ran the Pokemon
                        business for Topps since 1999 and was the Vice President
                        - Business Affairs and  General  Counsel of the  Company
                        since February 1995.  Mr. Silverstein  held the position
                        of General Counsel from  July 1993 until  February 2000.
                        Prior to  joining the Company,  Mr.  Silverstein  was an
                        attorney  with  the  law  firm of  Ingram  Yuzek  Gainen
                        Carroll &  Bertolotti  from  April 1990 until July 1993.
                        Prior  thereto,  he was an attorney with the law firm of
                        Shea  &   Gould.   Mr. Silverstein is the  son-in-law of
                        Mr. Shorin,  the  Company's Chairman of the Board, Chief
                        Executive Officer and President.   Mr. Silverstein is 41
                        years of age.

ITEM 2.  PROPERTIES

     The location and general description of the principal properties owned or leased by the Company are as follows:

                                                                                     Owned or Leased;
                                                                Area/Facility           If Leased,
        Location                        Type of Facility        Square Footage       Expiration Year
        --------                        ----------------        --------------       ---------------

Duryea, Pennsylvania*                   Office and warehouse         71,000             Leased; 2006

Scranton, Pennsylvania**                 Manufacturing plant         41,000             Owned

Cork, Ireland**                                 Office                8,000             Leased; 2006

New York, NY*                             Executive offices          60,000             Leased; 2009

Milton Keynes, United Kingdom*          Office and warehouse         10,000             Leased; 2014


     The Company also leases offices in Delaware, Canada, Argentina and Italy. The Company believes that its active facilities are in good repair and are suitable for its needs for the foreseeable future.


*Serves both business segments.
**Serves confectionery segment.

ITEM 3.  LEGAL PROCEEDINGS

     In November 1998, the Company was named as a defendant in a purported class action commenced in the United States District Court for the Southern District of California (the "California Court") entitled Rodriquez, et. al. v. The Topps Company, Inc., No. CV 2121-B (AJB) (S.D. Cal.) (the "California Federal Action"). The California Federal Action alleged that the Company violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the California Unfair Business Practices Act, by its practice of selling sports and entertainment trading cards with randomly-inserted "insert" cards, allegedly in violation of state and federal anti-gambling laws. The California Federal Action sought treble damages and attorneys' fees on behalf of all individuals who purchased packs of cards at least in part to obtain an "insert" card over a four-year period. On January 22, 1999, plaintiffs moved to consolidate the California Federal Action with similar class actions pending against several of the Company's principal competitors and licensors in the California Court. On January 25, 1999, the Company moved to dismiss the complaint, or, alternatively, to transfer the California Federal Action to the Eastern District of New York or stay the California Federal Action pending the outcome of the Declaratory Judgment Action pending in the Eastern District of New York. By orders dated May 14, 1999, the California Court denied the Company's motions to dismiss or transfer the California Federal Action but granted the Company's motion to stay the California Federal Action pending the outcome of the Declaratory Judgment Action. The California Court also denied plaintiffs' motion to consolidate the California Federal Action with similar purported class actions. On April 18, 2000, the California Court entered an order requiring plaintiffs in the California Federal Action as well as in the other purported class actions to show cause why all such actions should not be dismissed. By order dated June 21, 2000, the California Court vacated its May 14, 2000 order denying the Company's motion to dismiss the Class, dismissed the RICO claim in the California Federal Action with prejudice and without leave to replead, and dismissed the pendent state law claims without prejudice. Plaintiffs filed a notice of appeal of the California Court's decision to the United States Court of Appeals for the Ninth Circuit on July 21, 2000. On August 20, 2002 the Ninth Circuit affirmed the dismissal of the RICO claims. Plaintiffs' time to seek review of the Ninth Circuit's decision has now expired, and the dismissal of the California Federal Action has now become final.

     On August 21, 2000, the Company was named as a defendant in a purported class action commenced in the Superior Court of the State of California for the County of Alameda (the "California State Court") entitled Chaset, et al. v. The Upper Deck Company, et al., No. 830257-9 (the "California State Action"). The California Class Action alleged that the Company and other manufacturers and licensors of sports and entertainment trading cards committed unlawful, unfair and fraudulent business acts under the California Unfair Business Practices Act (CUBPA) and the California Consumer Legal Remedies Act (CLRA) by the practice of selling trading cards with randomly-inserted "insert" cards allegedly in violation of state and federal anti-gambling laws and state consumer laws.

     On March 4, 2003, the parties reached a settlement of the California State Action in which the manufacturer defendants agreed to offer a No Purchase Necessary alternative by which consumers could have an opportunity of obtaining "insert" cards. In addition, the defendants collectively, without admitting liability, made a payment of approximately $6.0 million toward the cost and attorneys' fees incurred by plaintiffs. Topps' share of this payment was slightly in excess of $1.6 million.

     In November 2000, the Commission of the European Communities began an investigation into whether Topps Europe's distribution arrangements for its licensed products comply with European law. The Commission is seeking information as to whether Topps Europe has engaged in the prevention of parallel trade between the member states of the European Union and/or European Economic Area, in infringement of Article 81 of the EC Treaty and/or Article 54 of the EEA Treaty. Topps Europe filed a response to the Commission's inquiry on November 29, 2000, and provided further information to the Commission on February 2, 2001, pursuant to its request. The Commission has continued its investigation by submitting new requests for documents and information in early 2003 and Topps Europe continues to fully cooperate. An adverse outcome in the Commission's findings could result in a substantial fine.

     On February 17, 2000, Telepresence, Inc. sued Topps and nine other manufacturers of trading cards (the "Defendants") in the Federal District Court for the Central District of California for infringement of U.S. Patent No. 5,803,501 which issued on September 8, 1998 (the `501 Patent"). In its suit, Telepresence contended that the patent covers all types of "relic" cards that contain an authentic piece of equipment, i.e., a sporting implement or jersey. Topps had received an opinion of counsel that its relic cards did not infringe the `501 patent.

     After initial discovery, on November 15, 2000 the Defendants jointly moved for summary judgment on the grounds that the named Plaintiff (Telepresence, Inc.) did not have standing to sue for infringement of the patent. The motion was granted and the Telepresence litigation was dismissed with prejudice on March 28, 2001.

     After the dismissal, the `501 patent was assigned to a company called Media Technologies, Inc. Media Technologies is under the control of the same person (the inventor, Adrian Gluck) who had orchestrated the Telepresence action. On November 19, 2001, Media Technologies sued essentially the same group of defendants in the same court for infringement of the `501 patent. On March 13, 2002, the Defendants again moved for summary judgment based on the fact that the Telepresence action was dismissed with prejudice. That motion was granted by the District Court on April 22, 2002. Plaintiff (Media Technologies, Inc.) appealed on May 2, 2002. That appeal is presently pending before the Court of Appeals for the Federal Circuit. Oral argument was held on April 9, 2003 and a decision is expected in the near future. If the dismissal is overturned, the parties will then engage in discovery on the substantive issues of the case. An adverse outcome in this litigation could result in a substantial liability for the Company.

     The Company is a defendant in several other civil actions which are routine and incidental to its business. In management's opinion, after consultation with legal counsel, these other actions will not have a material adverse effect on the Company's financial condition or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 1, 2003.

                                     PART II


ITEM 5.  MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS


     Reference is made to the data appearing on page 31 of the Annual Report under the heading "Market and Dividend Information" which is hereby incorporated by reference and reference is also made to the Equity Compensation Plan Information on page 9 of the 2003 Proxy.



ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA


     Reference is made to the data appearing on page 32 of the Annual Report under the heading "Selected Consolidated Financial Data" which is hereby incorporated by reference.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Reference is made to the data appearing on pages 5 through 10 of the Annual Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" which is hereby incorporated by reference.



ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     Reference is made to the data appearing on page 9 of the Annual Report under the heading "Disclosures about Market Risk" which is hereby incorporated by reference.



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



ITEM 9. CHANGES IN ACCOUNTANTS AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


         None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY


     Information required by this item appears in Part I of this Report on Form 10-K under the heading "Executive Officers of the Company" and in the 2003 Proxy Statement and is hereby incorporated by reference.



ITEM 11. EXECUTIVE COMPENSATION


     Information required by this item appears in the 2003 Proxy Statement and is hereby incorporated by reference.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     Information required by this item appears in the 2003 Proxy Statement and is hereby incorporated by reference.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     Information required by this item appears in the 2003 Proxy Statement and is hereby incorporated by reference.



ITEM 14. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.


Critical Accounting Policies
----------------------------

Refer to the Company's Annual Report for the year ended March 1, 2003 for details.

                                     PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1&2) Financial Statements and Financial Statement Schedules

         See index on page 21.


     (3) Listing of Exhibits

         See index on pages 22-24.


(c)      Reports on Form 8-K

     On April 8, 2003, the Company filed a Current Report on Form 8-K regarding the historical restatement of its business segment information.

     On April 8, 2003, the Company filed a Current Report on Form 8-K reporting the financial results of the Company for the fiscal fourth quarter and year ended March 1, 2003.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 30, 2003                            THE TOPPS COMPANY, INC.
                                                ------------------------
                                                       Registrant


                                                   /Arthur T. Shorin/
                                                ------------------------
                                                    Arthur T. Shorin
                                                 Chairman of the Board,
                                           Chief Executive Officer and President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed on the 31th day of May 2003 by the following persons on behalf of the Registrant and in the capacities indicated.



         /Arthur T. Shorin/                       /Catherine K. Jessup/
        -------------------                      ----------------------
          Arthur T. Shorin                         Catherine K. Jessup
      Chairman, Chief Executive           Vice President-Chief Financial Officer
       Officer and President                    (Principal Financial and
   (Principal Executive Officer)                   Accounting Officer)


          /Allan A. Feder/                           /David Mauer/
         -----------------                          --------------
           Allan A. Feder                             David Mauer
             Director                                   Director


       /Stephen D. Greenberg/                       /Jack H. Nusbaum/
      -----------------------                      ------------------
        Stephen D. Greenberg                         Jack H. Nusbaum
             Director                                   Director


          /Ann Kirschner/                           /Richard Tarlow/
         ----------------                          -----------------
           Ann Kirschner                             Richard Tarlow
             Director                                   Director


          /Edward Miller/                           /Stanley Tulchin/
         ----------------                          ------------------
           Edward Miller                             Stanley Tulchin
             Director                                   Director

                                  CERTIFICATION

     I, Arthur T. Shorin, certify that:

1.   I have reviewed this annual report on Form 10-K of The Topps Company, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; and

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or person performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 30, 2003


                                               /s/ Arthur T. Shorin
                                            -------------------------
                                            Chairman, Chief Executive
                                              Officer and President

                                  CERTIFICATION

I, Catherine K. Jessup, certify that:

1.   I have reviewed this annual report on Form 10-K of The Topps Company, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; and

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or person performing the equivalent function);

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 30, 2003

                                        /s/ Catherine K. Jessup
                                       -------------------------
                                             Vice President -
                                        Chief Financial Officer

                             THE TOPPS COMPANY, INC.
                      FORM 10-K ITEM 14(a)(1), (2) AND (3)
              LIST OF FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS



(a)(1) Index to Financial Statements:
------------------------------------

     The following Consolidated Financial Statements included in the Annual Report are hereby incorporated by reference to Item 8:

     Consolidated Statements of Operations -- March 3, 2001, March 2, 2002, and March 1, 2003.

     Consolidated Balance Sheets -- March 2, 2002, and March 1, 2003.

     Consolidated Statements of Cash Flows March 3, 2001, March 2, 2002, and March 1, 2003.

     Consolidated Statements of Stockholders' Equity March 3, 2001, March 2, 2002, and March 1, 2003.

     Notes to Consolidated Financial Statements.

     Report of Independent Public Accountants.



(a)(2) Index to Independent Public Accountants'
       Report and Financial Statement Schedules                 Page No.
-----------------------------------------------                 -------

     Report of Independent Public Accountants.......................... S-1

     Schedule  VIII -- Valuation and Qualifying Accounts -
     Years Ended March 3, 2001, March 2, 2002, and March 1, 2003....... S-2


     Schedules other than those listed above are omitted because they are either not required or not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(a)(3) Index to Exhibits
------------------------

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

    10.6 Stock Option Agreement with Arthur T. Shorin dated March 29, 1995 (Incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended February 25, 1995).

    10.7 Agreement of Lease with One Whitehall Company dated February 24, 1994 (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 1994).

    10.8 Amendment and Restatement of the 1994 Non-Employee Director Stock Option Plan. (Incorporated by reference to the Company's 1998 Proxy Statement filed on May 28, 1998).

-----------------------------

    10.9 Agreement for the acquisition of the issued share capital of Merlin Publishing International plc dated May 17, 1995 (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 25, 1995).

    10.10 Corporate Guaranty in favor of the Bank of Scotland (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended November 25, 1995).

    10.11 1996 Stock Option Plan and form of agreement pursuant to 1996 Stock Option Plan. (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 2, 1996).

    10.12 Consulting Agreement with Seymour Berger dated December 31, 1997. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended August 29, 1998).

    10.13 Amended and Restated Manufacturing Agreement with Hershey Foods Corporation, dated March 13, 1998. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended August 29, 1998).

    10.14 Pokemon Merchandise License Agreement - U.S. between the Company and Nintendo of America, Inc., dated April 16, 1999. (Incorporated by reference to the Company's Quarterly Report on Form 10Q for the quarter ended August 28, 1999).

    10.15 Pokemon Merchandise License Agreement - U.K. between the Company and Nintendo of America, Inc., dated June 4, 1999. (Incorporated by reference to the Company's Quarterly Report on Form 10Q for the quarter ended August 28, 1999).

    10.16 Credit Agreement, dated June 26, 2000, among The Topps Company, Inc., The Chase Manhattan Bank, and LaSalle Bank National Association. (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 2001).

    10.17 Amendment Number One to Credit Agreement dated dated June 26, 2000. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal year ended March 3, 2001).

    10.18 2001 Stock Incentive Plan (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 2, 2002).

-----------------------------

    10.19 Letter of Amendment to Retail Product License Agreement with the Major League Baseball Properties, Inc., dated September 28, 1995 (Incorporated by reference to Exhibit 10.31 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 30, 1977);

    10.20 Memorandum of Agreement between the Company and Major League Baseball Players' Association dated January 6, 2003.*

    10.21 Amended and Restated Employment Agreement (the "Agreement"), effective as the 1st day of June, 2001 by and between The Topps Company, Inc., a Delaware corporation (the "Company"), and Arthur T. Shorin, a resident of New York (the "Executive").*

    13 Annual Report (Except for those portions specifically incorporated by reference, the 2003 Annual Report to Stockholders is furnished for the information of the Commission and is not to be deemed "filed" as part of this filing).

    21 Significant Subsidiaries of the Company. (Incorporated by reference in the Annual Report to Stockholders).

    99.1 Certification of Arthur T. Shorin, Chief Executive Officer and President, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.*

    99.2  Certification  of  Catherine  K.  Jessup,   Vice-President  and  Chief
          Financial Officer and pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*


*filed herewith

EXHIBIT 10.1:  EXECUTIVE OFFICERS' ANNUAL BONUS PLAN


     A fiscal 2004 Executive Officers Incentive Bonus Plan has been established, with payments to be made after the close of fiscal 2004. Executive Officers become eligible for bonus payments only upon the Company achieving pre-established figures for Consolidated Operating Profit (income before interest, taxes, depreciation and amortization) and/or the achievement of certain pre-determined strategic objectives. Assuming achievement of minimum target figures for Consolidated Operating Profit and/or strategic objectives in fiscal 2004, each Executive Officer will be eligible to receive 20% of their base salary as bonus, increasing to a maximum of 60% of base salary should Consolidated Operating Profit exceed minimum target figures and strategic objectives be met.

                          INDEPENDENT AUDITORS' REPORT
                  ON CONSOLIDATED FINANCIAL STATEMENT SCHEDULE


Report of Independent Public Accountants
The Topps Company, Inc.


We have audited the accompanying consolidated balance sheets of The Topps Company, Inc. and Subsidiaries as of March 1, 2003 and March 2, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 1, 2003 and have issued our report thereon dated April 3, 2003; such consolidated financial statements and report are included in your 2003 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of The Topps Company, Inc. and Subsidiaries listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                      / Deloitte & Touche LLP /
                                     ---------------------------
                                        Deloitte & Touche LLP
                                          New York, New York
                                            April 4, 2003




                                       S-1

                                                2001-2003

                             THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                          SCHEDULE VIII. VALUATION AND QUALIFYING ACCOUNTS
                                        (Amounts in thousands)

             Column A                   Column B           Column C           Column D       Column E
---------------------------------     ------------   ---------------------  ------------  -------------
                                        Balance      Charged to    Charged                    Balance
                                      at Beginning   Costs and     Against     Additions      At End
            Description                of Period      Expenses      Sales    (Deductions)    of Period
            -----------               ------------   ----------  ---------   -------------  ------------
Year Ended March 3, 2001:
------------------------
  Amortization of Sports,
   Entertainment and
   Proprietary Products                 $ 32,567      $ 1,898     $   --       $   --         $ 34,465
  Amortization of Other
   Intangible Assets                      10,744          720         --           --         $ 11,464
                                        --------      -------     --------     ---------      --------
                                        $ 43,311      $ 2,618     $   --       $   --         $ 45,929
                                        ========      =======     ========     =========      ========
   Allowance for Estimated
    Losses on Sales Returns             $ 23,621      $  --       $ 38,018     $(37,343)(a)   $ 24,296
                                        ========      =======     ========     =========      ========
   Allowance for Doubtful Accounts      $  1,415      $   494     $   --       $   (291)      $  1,618
                                        ========      =======     ========     =========      ========
   Inventory Valuation Adjustments      $  7,868      $ 3,989     $   --       $ (6,788)(b)   $  5,069
                                        ========      =======     ========     =========      ========
======================================================================================================

Year Ended March 2, 2002:
------------------------
  Amortization of Sports,
   Entertainment and
   Proprietary Products                 $ 34,465      $ 1,898     $   --       $   --         $ 36,363
  Amortization of Other
   Intangible Assets                      11,464          955         --           --         $ 12,419
                                        --------      -------     --------     ---------      --------
                                        $ 49,929      $ 2,853     $   --       $   --         $ 48,782
                                        ========      =======     ========     =========      ========
   Allowance for Estimated
    Losses on Sales Returns             $ 24,296      $  --       $ 11,681     $(20,102)(a)   $ 15,875
                                        ========      =======     ========     =========      ========
   Allowance for Doubtful Accounts      $  1,618      $ (224)     $   --       $   (160)      $  1,234
                                        ========      =======     ========     =========      ========
   Inventory Valuation Adjustments      $  5,069      $ 2,461     $   --       $ (3,005)(b)   $  4,525
                                        ========      =======     ========     =========      ========
======================================================================================================

Year Ended March 1, 2003:
------------------------
  Amortization of Sports,
   Entertainment and
   Proprietary Products                 $ 36,363      $  --       $   --       $(36,363)(c)   $   --
  Amortization of Other
   Intangible Assets                      12,419        1,160         --         18,090 (c)   $ 31,669
                                        --------      -------     --------     ---------      --------
                                        $ 48,782      $ 1,160     $   --       $(18,273)      $ 31,669
                                        ========      =======     ========     =========      ========
   Allowance for Estimated
    Losses on Sales Returns             $ 15,875      $  --       $ 21,845     $(21,277)(a)   $ 16,443
                                        ========      =======     ========     =========      ========
   Allowance for Doubtful Accounts      $  1,234      $   456     $   --       $   ( 88)      $  1,602
                                        ========      =======     ========     =========      ========
   Inventory Valuation Adjustments      $  4,525      $ 3,298     $   --       $ (4,296)(b)   $  3,527
                                        ========      =======     ========     =========      ========
======================================================================================================

(a)  Returns charged against provision, net of recoveries.

(b)  Disposals, net of recoveries.

(c) Reclassified (to)/from goodwill accumulated amortization in accordance with FAS 142.

                                                                Exhitbit 99.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Annual Report of The Topps Company, Inc. (the "Company") on Form 10-K for the period ended March 1, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Arthur T. Shorin, Chairman, Chief Executive Officer and President of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                        /s/ Arthur T. Shorin


                                            Arthur T. Shorin
                                        Chairman, Chief Executive
                                          Officer and President



May 30, 2003

                                                                Exhibit 99.2



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Annual Report of The Topps Company, Inc. (the "Company") on Form 10-K for the period ended March 1, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Catherine K. Jessup, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                        /s/ Catherine K. Jessup


                                            Catherine K. Jessup
                                              Vice President -
                                          Chief Financial Officer


May 30, 2003