Form 10-Q
period 2003-05-31
TOPPS CO INC
filed 2003-07-15
CIK 812076

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended May 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to ________________


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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Act). Yes X No _.


The number of outstanding shares of Common Stock as of July 3, 2003 was 40,708,851.

                            THE TOPPS COMPANY, INC.
                                AND SUBSIDIARIES


--------------------------------------------------------------------------------
                         PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------


ITEM 1.  FINANCIAL STATEMENTS


                        Index                                   Page

     Condensed Consolidated Balance Sheets as of
        May 31, 2003 and March 1, 2003                           3

     Condensed Consolidated Statements of Operations
        for the thirteen weeks ended May 31, 2003
        and June 1, 2002                                         4

     Condensed Consolidated Statements of Comprehensive
        Income for the thirteen weeks ended May 31, 2003
        and June 1, 2002                                         5

     Condensed Consolidated Statements of Cash Flows
        or the thirteen weeks ended May 31, 2003
        and June 1, 2002                                         6

     Notes to Condensed Consolidated Financial Statements        7

     Report of Independent Public Accountants                   13


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                    14


ITEM 3.  DISCLOSURES ABOUT MARKET RISK                          17


ITEM 4.  CONTROLS AND PROCEDURES                                18



--------------------------------------------------------------------------------
                          PART II - OTHER INFORMATION
--------------------------------------------------------------------------------


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS    19

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                       20

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                        (Unaudited)
                                                            May          March
                                                          31, 2003      1, 2003
                                                          --------      -------
ASSETS                                                   (amounts in thousands)
------
CURRENT ASSETS:
  Cash and cash equivalents ...........................   $ 113,910    $114,259
  Accounts receivable - net ...........................      25,068      25,205
  Inventories .........................................      30,887      28,681
  Income tax receivable ...............................         846       2,029
  Deferred tax assets .................................       3,479       3,267
  Prepaid expenses and other current assets ...........      10,761      10,302
                                                          ---------   ---------
      TOTAL CURRENT ASSETS ............................     184,951     183,743
                                                          ---------   ---------

PROPERTY, PLANT & EQUIPMENT ...........................      29,802      28,941
  Less:  accumulated depreciation and amortization ....      15,337      14,335
                                                          ---------   ---------
      NET PROPERTY, PLANT & EQUIPMENT .................      14,465      14,606
                                                          ---------   ---------
GOODWILL ..............................................      48,839      48,839
INTANGIBLE ASSETS, net of accumulated amortization of
  $31,959 and $31,669 as of May 31, 2003 and March 1,
  2003, respectively ..................................       5,996       6,041

OTHER ASSETS ..........................................       8,989       8,399
                                                         ---------    ---------
      TOTAL ASSETS ....................................   $ 263,240   $ 261,628
                                                          =========   =========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts payable ....................................   $   8,729   $   9,074
  Accrued expenses and other liabilities ..............      24,189      29,243
  Income taxes payable ................................       4,402       3,942
                                                          ---------   ---------
      TOTAL CURRENT LIABILITIES .......................      37,320      42,259

OTHER LIABILITIES .....................................      23,077      22,601
                                                          ---------   ---------
      TOTAL LIABILITIES ...............................      60,397      64,860
                                                          ---------   ---------

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share authorized
    10,000,000 shares, none issued ....................        --          --
  Common stock, par value $.01 per share, authorized
    100,000,000 shares; issued 49,244,000 shares as of
    May 31, 2003 and March 1, 2003 ....................         492         492
  Additional paid-in capital ..........................      27,475      27,344
  Treasury stock, 8,540,000 shares and 8,564,000 shares
  as of May 31,  2003 and March 1, 2003, respectively .     (80,678)    (80,791)
  Retained earnings ...................................     266,398     262,877
  Accumulated other comprehensive loss, net of income
    taxes .............................................     (10,844)    (13,154)
                                                          ----------  ----------
 TOTAL STOCKHOLDERS' EQUITY ...........................     202,843     196,768
                                                          ----------  ----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......   $ 263,240   $ 261,628
                                                          =========   ==========


See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       (Unaudited)
                                                 Thirteen weeks ended
                                                  May            June
                                                31, 2003        1, 2002
                                                --------        -------

Net sales                                       $ 76,112        $ 87,751

Cost of sales                                     47,771          55,104
                                                --------        --------
   Gross profit on sales                        $ 28,341        $ 32,647

Other income (expense)                               398            ( 66)
                                                --------        --------
                                                  28,739          32,581

Selling, general and administrative expenses      24,356          21,916
                                                --------        --------
   Income from operations                          4,383          10,665

Interest income, net                               1,034             632
                                                --------        --------
Income before provision for income taxes           5,417          11,297

Provision for income taxes                         1,896           3,956
                                                --------        --------
Net income                                      $  3,521        $  7,341
                                                ========        ========


Net income per share - basic                       $0.09           $0.17
                     - diluted                      0.08            0.17


Weighted average shares outstanding - basic     40,694,000      42,000,000
                                    - diluted   41,480,000      42,960,000



See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME



                                             (Unaudited)
                                        Thirteen weeks ended
                                           May         June
                                        31, 2003      1, 2002
                                        --------      -------
                                        (amounts in thousands)


Net Income                              $ 3,521         $ 7,341

Currency translation adjustment           2,310             859
                                        -------         -------
Comprehensive income                    $ 5,831         $ 8,200
                                        =======         =======

































See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                              (Unaudited)
                                                          Thirteen weeks ended
                                                             May         June
                                                          31, 2003     1, 2002
                                                          --------     -------
                                                         (amounts in thousands)
Cash flows from operating activities:
   Net income ........................................   $  3,521     $  7,341
   Add/(subtract) non-cash items included in net income:
   Depreciation and amortization .....................      1,279        1,160
   Deferred income taxes .............................       (212)       1,715

   Change in operating assets and liabilities:
     Accounts receivable .............................        137      (15,799)
     Inventories .....................................     (2,206)      (1,340)
     Income tax receivable ...........................      1,644        2,356
     Prepaid expenses and other current assets .......       (460)       1,153
     Payables and other current liabilities ..........     (5,399)      (2,090)
     Other assets and liabilities ....................        326       (1,840)
                                                         ---------    ---------
       Cash used in operating activities .............     (1,370)      (7,344)
                                                         ---------    ---------

Cash flows from investing activities:
   Additions to property, plant and equipment .......       ( 861)      (1,249)
                                                         ---------    ---------
      Cash used in investing activities .............       ( 861)      (1,249)
                                                         ---------    ---------

Cash flows from financing activities:
   Purchase of treasury stock and exercise of
      stock options .................................        245        (2,065)
                                                         ---------    ---------
Cash provided by (used in) financing activities .....        245        (2,065)
                                                         ---------    ---------

Effect of exchange rates on cash and cash equivalents      1,637        (1,048)
Net decrease in cash and cash equivalents ...........    $  (349)     $(11,706)
                                                         ========     =========

Cash and cash equivalents at beginning of period ....     114,259      121,057
Cash and cash equivalents at end of period ..........    $113,910     $109,351

Supplemental disclosure of cash flow information:
  Interest paid .....................................    $      4     $     23
  Income taxes paid .................................    $  1,906     $  1,256



See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       THIRTEEN WEEKS ENDED May 31, 2003


1.   Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited condensed interim consolidated financial statements have been prepared by The Topps Company, Inc. and its subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, considered necessary for a fair presentation. Operating results for the thirteen weeks ended May 31, 2003 are not necessarily indicative of the results that may be expected for the year ending February 28, 2004. For further information refer to the consolidated financial statements and notes thereto in the Company's annual report for the year ended March 1, 2003.

Employee Stock Options: The Company accounts for stock-based employee compensation based on the intrinsic value of stock options granted in accordance with the provisions APB 25 "Accounting for Stock Issued to Employees." Information relating to stock-based employee compensation, including the pro forma effects had the Company accounted for stock-based employee compensation based on the fair value of stock options granted in accordance SFAS 123, "Accounting for Stock-Based Compensation," is shown below:


                           (In thousands of dollars, except share data)
                         As reported   Pro forma   As reported  Pro forma
     -------------------------------------------   ----------------------
                                   2004                    2003
                           ---------------------   ----------------------
     Net Income            $ 3,521      $ 3,321     $ 7,341     $ 7,004
     Earnings per share    $  0.08      $  0.07     $  0.17     $  0.16
     -------------------------------------------   ----------------------


Options typically vest over a three-year period. In determining the preceding pro forma amounts under SFAS 123, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield in any year; risk free interest rate, estimated volatility and expected life, as follows: fiscal 2003 - 4.5%, 35% and 6.5 years, respectively; fiscal 2002 - 5.7%, 59% and 6.7 years, respectively; and fiscal 2001- 6.5%, 56% and 6.6 years, respectively.


2.   Quarterly Comparison

Management believes that quarter-to-quarter comparisons of sales and operating results are affected by a number of factors, including, but not limited to, the timing of sports and entertainment releases, new product introductions, seasonal products, the timing of various expenses such as advertising and variations in shipping and factory scheduling requirements. Thus, quarterly results may vary.

3.   Accounts Receivable
                                           (Unaudited)
                                               May        March
                                             31, 2003    1, 2003
                                             --------    -------
                                            (amounts in thousands)

        Gross receivables ................   $ 48,751    $ 43,250
        Reserve for returns ..............    (21,823)    (16,443)
        Reserve for discounts and bad debt     (1,860)     (1,602)
                                             --------    --------
          Net ............................   $ 25,068    $ 25,205
                                             ========    ========

4.   Inventories
                                           (Unaudited)
                                               May        March
                                             31, 2003    1, 2003
                                             --------    -------
                                            (amounts in thousands)

        Raw materials ....................   $ 7,295     $ 6,162
        Work in process ..................     1,810       2,229
        Finished product .................    21,782      20,290
                                             -------     -------
          Total ..........................   $30,887     $28,681
                                             =======     =======

5.   Segment Information

Following is the breakdown of industry segments as required by SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information." The Company has two reportable business segments: Confectionery and Entertainment. Consistent with Topps organizational structure and product line similarities, Entertainment now combines the former Sports and Entertainment segments into one.

The Confectionery segment consists of a variety of lollipop products including Ring Pop, Push Pop and Baby Bottle Pop, the Bazooka bubble gum line and licensed confections including Pokemon and Yu-Gi-Oh! products.

The Entertainment segment primarily consists of cards and sticker album products featuring sports and non-sports licenses. Trading cards feature players from Major League Baseball, the National Basketball Association, the National Football League, and the National Hockey League, as well as characters from popular films, television shows and other entertainment properties. Sticker album products feature players from English Premier League and certain other European soccer teams, as well as characters from entertainment properties including Pokemon and Yu-Gi-Oh! This segment also includes results from thePit, etopps and Topps Vault.

The Company's management regularly evaluates the performance of each segment based upon its contributed margin, which is profit after cost of goods, product development, advertising and promotional costs and obsolescence, but before unallocated general and administrative expenses and manufacturing overhead, depreciation and amortization, other income (expense), net interest and income taxes.

The Company does not allocate assets between its business segments and therefore does not include a breakdown of assets or depreciation and amortization by segment.

                                                      Thirteen weeks ended
                                                       May            June
                                                     31, 2003        1, 2002
                                                     --------        -------
                                                      (amounts in thousands)
Net Sales
Confectionery ..............................         $ 45,589       $ 43,092
Entertainment ..............................           30,523         44,659
                                                     --------       --------
Total ......................................         $ 76,112       $ 87,751
                                                     ========       ========
Contributed Margin
Confectionery ..............................         $ 13,769       $ 16,032
Entertainment ..............................            7,123         11,603
                                                     --------       --------
                                                     $ 20,892       $ 27,635
                                                     ========       ========
Reconciliation of Contributed Margin to
  Income Before Provision for Income Taxes:

Total Contributed Margin ...................         $ 20,892       $ 27,635
Unallocated General and Administrative
  Expenses and Manufacturing Overhead ......          (15,628)       (15,744)
Depreciation & Amortization ................           (1,279)        (1,160)
Other Income (Expense) .....................              398            (66)
                                                     --------       --------
Income from Operations .....................            4,383         10,665
Interest Income, Net .......................            1,034            632
                                                     --------       --------
Income Before Provision for Income Taxes ...         $  5,417       $ 11,297
                                                     ========       ========

6.   Dividends

On June 26, 2003, the Board of Directors of the Company declared a quarterly cash dividend of $0.04 per share, payable on August 1, 2003 to shareholders of record on July 18, 2003.


7.   Credit Agreement

On June 26, 2000, the Company entered into a credit agreement with Chase Manhattan Bank and LaSalle Bank National Association. The agreement provides for a $35.0 million unsecured facility to cover revolver and letter of credit needs and expires on June 26, 2004. Interest rates are variable and are a function of the Company's EBITDA. The credit agreement contains restrictions and prohibitions of a nature generally found in loan agreements of this type and requires the Company, among other things, to comply with certain financial covenants, limits the Company's ability to repurchase its shares, sell or acquire assets or borrow additional money and prohibits the payment of dividends. The credit agreement may be terminated by the Company at any point over the four year term (provided the Company repays all outstanding amounts thereunder) without penalty. On June 1, 2002, the credit agreement was amended to provide for an increase in the number of shares of Topps common stock permitted to be repurchased. The Company has obtained a waiver to its agreement with respect to the payment of dividends on August 1, 2003. There was no debt outstanding as of May 31, 2003.

8.   Reclassifications

Effective March 3, 2002, the Company adopted the EITF Issue No. 00-14 "Accounting for Sales Incentives" which requires certain trade promotion expenses, such as slotting fees, to be presented as a reduction in sales. As a result, trade promotion expenses for the thirteen weeks ended May 31, 2003 and June 1, 2002 of $407,000 and $798,000, respectively, have been reported as a reduction of net sales rather than as marketing expense. These changes did not impact reported earnings in either period.


9.   Intangible Assets

On March 3, 2002, the Company adopted SFAS 141 "Business Combinations" and SFAS 142 "Goodwill and Other Intangible Assets" which require the Company to prospectively cease amortization of goodwill and instead conduct periodic tests of goodwill for impairment.

SFAS 142 prescribes an annual two-phase process for impairment testing of goodwill. The first phase, completed on May 31, 2003, screens for impairment; while the second phase (if necessary), required to be completed by November 30, 2003, measures the impairment. The Company has completed the first phase and concluded that no impairment of goodwill exists. Therefore, completion of phase two is not necessary.

For the thirteen weeks ended May 31, 2003, no goodwill or other intangibles were acquired, impaired or disposed. Intangible assets consisted of the following as of May 31, 2003 and March 1, 2003:

                                                    (amounts in thousands)
                                        May 31, 2003                       March 1, 2003
                                        (Unaudited)
                                Gross                         '    Gross
                              Carrying   Accumulated          '  Carrying   Accumulated
                                Value   Amortization    Net   '    Value   Amortization    Net
                              --------------------------------'-----------------------------------
Licenses & Contracts ........ $21,879     $16,813     $5,066  '  $21,879     $16,594     $5,285
Intellectual Property .......  12,584      12,512         72  '   12,584      12,473        111
Software & Other ............   2,953       2,634        319  '    2,953       2,602        351
Minimum Pension Liability ...     539         --         539  '      294         --         294
                              -------     -------     ------  '  -------     -------     ------
Total Intangibles ........... $37,955     $31,959     $5,996  '  $37,710     $31,669     $6,041
                              =======     =======     ======  '  =======     =======     ======

Over the next five years the Company estimates annual amortization of the intangible assets detailed above to be as follows:

                        Fiscal Year             Amount
                        -----------             ------
                                            (in thousands)

                            2004                $1,060
                            2005                $  826
                            2006                $  826
                            2007                $  748
                            2008                $  670

In  addition  to  the  amortization  of  intangibles   listed  above,   reported
amortization expense, which was $321,000 for the three months ended May 31, 2003, included amortization of deferred financing fees.

10.  Legal Proceedings

In November 2000, the Commission of the European Communities ("the Commission") began an investigation into whether Topps Europe's distribution arrangements for its licensed products comply with European law ("the EU investigation"). The Commission is seeking information as to whether Topps Europe has engaged in the prevention of parallel trade between the member states of the European Union and/or European Economic Area, in infringement of Article 81 of the EC Treaty and/or Article 54 of the EEA Treaty. Topps Europe filed a response to the Commission's inquiry on November 29, 2000, and provided further information to the Commission on February 2, 2001, pursuant to its request. The Commission continued its investigation by submitting new requests for documents and information in early 2003 and Topps Europe continues to fully cooperate. On June 17, 2003, the Commission took the first formal step in the investigation and filed a Statement of Objections, therein coming to a preliminary conclusion that Topps and its European subsidiaries infringed Article 81 of the EC treaty during 2000. Topps and Topps Europe will formally respond to the Statement of Objections within the time allowed by the Commission, at which point the parties will proceed to a hearing in front of the European Commission Tribunal. If the Commission were to levy a fine that is ultimately upheld, it could be substantial. The maximum amount of the fine that could be levied against Topps and Topps Europe is 10% of annual revenues.

On February 17, 2000, Telepresence, Inc. sued Topps and nine other manufacturers of trading cards (the "Defendants") in the Federal District Court for the Central District of California for infringement of U.S. Patent No. 5,803,501 which was issued on September 8, 1998 ("the 501 Patent"). In its suit, Telepresence contended that the patent covers all types of "relic" cards that contain an authentic piece of equipment, i.e., a sporting implement or jersey. Topps received an opinion of counsel that its relic cards did not infringe the 501 Patent. After initial discovery, on November 15, 2000 the Defendants jointly moved for summary judgement on the grounds that the named Plaintiff (Telepresence, Inc.) did not have standing to sue for infringement of the 501 Patent. The motion was granted and the Telepresence litigation was dismissed with prejudice on March 28, 2001.

After the dismissal, the 501 Patent was assigned to a company called Media Technologies, Inc. Media Technologies is under the control of the same person (the inventor, Adrian Gluck) who orchestrated the Telepresence action. On November 19, 2001, Media Technologies sued essentially the same group of defendants in the same court for infringement of the 501 Patent. On March 13, 2002, the Defendants again moved for summary judgment based on the fact that the Telepresence action was dismissed with prejudice. That motion was granted by the District Court on April 22, 2002. Plaintiff (Media Technologies, Inc.) appealed on May 2, 2002. That appeal is presently pending before the Court of Appeals for the Federal Circuit. Oral argument was held on April 9, 2003 and a decision is expected in the near future. If the dismissal is overturned, the parties will then engage in discovery on the substantive issues of the case. An adverse outcome in the litigation could result in a substantial liability for the Company.

The Company is a defendant in several other civil actions. In management's opinion, after consultation with legal counsel, these other actions will not have a material adverse effect on the Company's financial condition or results of operations.

11.  Acquisition of Wizkids, LLC

On July 9, 2003, the Company acquired Wizkids, LLC ("WizKids") for a cash purchase price of approximately $29.5 million. WizKids, a designer and marketer of collectible strategy games, is headquartered in Bellevue, Washington, and generated net revenues in 2002 of approximately $33 million, principally in the U.S.

12.  Recently Issued Accounting Pronouncements

In April 2003, SFAS No. 149, "Amendment of Statement 133 on Derivative Financial Instruments and Hedging Activities," was issued and is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The changes in this Statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying guarantee to conform it to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" and (4) amends certain other existing pronouncements. The Company does not believe this Statement will have a material effect on its consolidated results of operations or financial position.

In May 2003, SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," was issued and is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Company does not believe this Statement will have a material effect on its consolidated results of operations or financial position.

In January of 2003, FASB Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities and Interpretation of ARB No. 51," was issued and applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. This Interpretation clarifies the application of ARB No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company does not believe this Statement will have a material effect on its consolidated results of operations or financial position.

INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors and Stockholders of
The Topps Company, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of The Topps Company, Inc. and subsidiaries (the "Company") as of May 31, 2003, and the related condensed consolidated statements of operations and cash flows for the thirteen weeks ended May 31, 2003 and June 1, 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of March 1, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated April 4, 2003 we expressed an unqualified opinion (and included an explanatory paragraph with respect to the adoption of the non-amortization provisions for goodwill and other indefinite lived intangible assets, as discussed in Note 6 to the consolidated financial statements) on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 1, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




DELOITTE & TOUCHE LLP


SIGNATURE

June 23, 2003
New York, New York

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


First Quarter Fiscal Year 2004 (thirteen weeks ended May 31, 2003) versus First Quarter Fiscal Year 2003 (thirteen weeks ended June 1, 2002)

The following table sets forth, for the periods indicated, net sales by key business segment:

                                  Thirteen weeks ended
                                  May             June
                                31, 2003        1, 2002
                                --------        -------
                                 (amounts in thousands)
        Net Sales
        ---------
        Confectionery ........  $ 45,589        $ 43,092
        Entertainment ........    30,523          44,659
                                --------        --------
        Total ................  $ 76,112        $ 87,751
                                ========        ========


Net sales for the first quarter of fiscal 2004 decreased 13.3% to $76.1 million from $87.8 million for the same period last year. Stronger foreign currencies versus the dollar in the fiscal 2004 first quarter increased sales by $3.0 million.

Net sales of confectionery products, which include, among other things, Bazooka brand bubble gum and Ring Pop, Push Pop, Baby Bottle Pop and licensed candy products, increased 5.8% in the first quarter of this year to $45.6 million from $43.1 million in fiscal 2003. Sales of Baby Bottle Pop in the U.S. grew 40%. Additionally, the introduction of Juicy Drop Pop in the U.K., sales of Pokemon and Yu-Gi-Oh! licensed confectionery products, and strong seasonal Easter sales in the U.S. contributed to growth and helped offset lower U.S. sales of both Ring Pop and Push Pop.

Net sales of entertainment products, which consist of cards, sticker albums and Internet activities, decreased 31.7% to $30.5 million in the first quarter of fiscal 2004 from $44.7 million in the same period last year. Sales of traditional sports card products decreased just over 30%. In late fiscal 2003 the Company decided to reduce the number of products offered due to continued weakness in the industry. Sales of non-sports licensed products also decreased due to strong sales of Star Wars and Marvel last year versus the roll-out of Yu-Gi-Oh! products this year. Third, although this has been a strong season for European sports products, sales in the quarter were below last year due to the absence of products associated with the World Cup soccer tournament, which occurs every four years, and to the timing of English Premier League sticker album sales. Finally, while reported Internet sales in the quarter were above last year, this increase was driven by a deferral of certain fourth quarter revenues into the first quarter, as required by GAAP.

Gross profit as a percentage of net sales for the first quarter of fiscal 2004 was flat with last year at 37.2%. This was primarily a function of higher material costs in the U.S. and an increase in obsolescence expense, offset by the favorable impact of lower royalty expense due to the reduced percentage of sports and publishing products this year.

Other income was $398,000 this year versus a $66,000 expense last year. This favorability was primarily the result of a shift of mark-to-market adjustments on foreign currency contracts to the revenue and cost of goods sold lines this year, where there is a better match with the items being hedged, from the other income (expense) line last year.

SG&A as a percentage of net sales was 32.0% in the first quarter of fiscal 2004 versus 25.0% a year ago, and SG&A dollar spending increased to $24.4 million from $21.9 million. The dollar increase was largely the result of higher marketing costs related to new product introductions in Europe and the timing of TV commercial production in the U.S.

Net interest income in the quarter was $1.0 million in fiscal 2004 versus $632,000 in fiscal 2003, with the increase in fiscal 2004 due to interest from the IRS on a tax refund received in the first quarter this year.

The effective tax rate reflects provisions for federal, state and local income taxes in accordance with statutory income tax rates. The Company's tax rate was 35.0% in both years.

Net income for the first quarter of fiscal 2004 was $3.5 million, or $0.08 per diluted share, compared with $7.3 million, or $0.17 per diluted share last year.


Liquidity and Capital Resources
-------------------------------

Management believes that the Company has adequate means to meet its liquidity and capital resource needs over the foreseeable future as a result of the combination of cash on hand, anticipated cash from operations and credit line availability.

At May 31, 2003, the Company had $113.9 million in cash and cash equivalents. Subsequently, the Company disbursed approximately $31 million for the purchase price and costs associated with the acquisition of the Wizkids, LLC.

On June 26, 2000, the Company entered into a credit agreement with Chase Manhattan Bank and LaSalle Bank National Association. The agreement provides for a $35.0 million unsecured facility to cover revolver and letter of credit needs and expires on June 26, 2004. Interest rates are variable and are a function of the Company's EBITDA. The credit agreement contains restrictions and prohibitions of a nature generally found in loan agreements of this type and requires the Company, among other things, to comply with certain financial covenants, limits the Company's ability to repurchase its shares, sell or acquire assets or borrow additional money and prohibits the payment of dividends. The credit agreement may be terminated by the Company at any point over the four year term (provided the Company repays all outstanding amounts thereunder) without penalty. On June 1, 2002, the credit agreement was amended to provide for an increase in the number of shares of Topps common stock permitted to be repurchased. The Company has obtained a waiver to its agreement with respect to the payment of dividends on August 1, 2003. There was no debt outstanding as of May 31, 2003.

In October 1999, the Board of Directors authorized the Company to purchase up to 5 million shares of its stock. In October 2001, purchases against this authorization were completed, and the Board of Directors authorized the purchase of up to an additional 5 million shares of stock. During the first quarter of fiscal 2004, the Company did not purchase any shares. As of May 31, 2003, the Company had repurchased a total of 1.6 million shares at an average price per share of $9.01 under the second authorization.

In the quarter ended May 31, 2003, the Company's net decrease in cash and cash equivalents was $349,000 versus a decrease of $11.7 million in the comparable period of fiscal 2003. Cash used by operating activities in the quarter this year was $1.4 million versus $7.3 million last year, largely due to an increase in accounts receivable resulting primarily from a decrease in the return reserve for sports and entertainment products in the quarter last year. Additionally this year, inventories were higher, and payables were lower due to disbursements for sports royalty payments, a legal settlement and employee incentive payments in fiscal 2004.

Cash used in investing activities, which reflects the Company's capital spending, was $861,000 in the first quarter this year versus $1.2 million last year due to lower spending on computer systems and software. Cash provided by financing activities was a positive $245,000 in fiscal 2004, reflecting the exercise of stock options and no treasury stock purchases, versus a use of $2.1 million in fiscal 2003 primarily for the purchase of treasury stock.

Cautionary Statements
---------------------

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby filing cautionary statements identifying important factors that could cause actual results to differ materially from those projected in any forward-looking statements of the Company made by or on behalf of the Company, whether oral or written. Among the factors that could cause the Company's actual results to differ materially from those indicated in any such forward statements are: (i) the failure of certain of the Company's principal products, particularly sports cards, entertainment cards, lollipops and sticker album collections, to achieve expected sales levels; (ii) the Company's inability to produce timely, or at all, certain new planned confectionery products; (iii) quarterly fluctuations in results; (iv) the Company's loss of important licensing arrangements; (v) the failure of etopps, the Company's on-line trading card initiative, to achieve expected levels of success; (vi) the Company's loss of important supply arrangements with third parties; (vii) the loss of any of the Company's key customers or distributors; (viii) further prolonged and material contraction in the trading card industry as a whole; (ix) excessive returns of the Company's products; (x) civil unrest, currency devaluation, health-related issues, or political upheaval in certain foreign countries in which the Company conducts business; (xi) an adverse outcome in the EU investigation, as well as other risks detailed from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.


Critical Accounting Policies
----------------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires Topps management to make estimates and assumptions that affect the reported amounts of revenue, expenses, assets, liabilities and the disclosure of contingent assets and liabilities.

On an on-going basis, Topps management evaluates its estimates and judgments, including those related to revenue recognition, intangible assets, and reserves, based on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates. Note 1 to the Company's Annual Report "Summary of Significant Accounting Policies" summarizes each of its significant accounting policies. Additionally, Topps management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition: Revenue related to sales of the Company's products is generally recognized when products are shipped, the title and risk of loss has passed to the customer, the sales price is fixed or determinable and collectibility is reasonably assured. Sales made on a returnable basis are recorded net of a provision for estimated returns. These estimates are revised, as necessary, to reflect actual experience and market conditions.

Intangible Assets: Intangible assets include trademarks and the value of sports, entertainment and proprietary product rights. Amortization is by the straight-line method over estimated lives of up to twenty years. Management evaluates the recoverability of intangible assets under the provisions of SFAS 144, based on undiscounted projections of future cash flows attributable to the individual assets.

Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires Topps management to make estimates and assumptions which affect the reporting of assets and liabilities as of the dates of the financial statements and revenues and expenses during the reporting period. These estimates primarily relate to the provision for sales returns, allowance for doubtful accounts, inventory obsolescence and asset valuations. Actual results could differ from these estimates.

ITEM 3. DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk associated with activities in derivative financial instruments (e.g., hedging or currency swap agreements), other financial instruments and derivative commodity instruments is confined to the impact of mark-to-market changes in foreign currency rates on the Company's forward contracts and options. The Company has no debt outstanding and does not engage in any commodity-related derivative transactions. As of May 31, 2003, the Company had contracts and options which were entered into for the purpose of hedging forecasted receipts and disbursements in various foreign currencies and which, primarily due to the weakening of the U.S. dollar, resulted in an unfavorable mark-to-market adjustment in the quarter.

ITEM 4.  CONTROLS AND PROCEDURES

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

                            THE TOPPS COMPANY, INC.

                                    PART II

                               OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


The Annual Meeting of Stockholders of the Company took place on June 26, 2003 for the following purposes:

        1. To elect three directors;
        2. To ratify the appointment of auditors.


The results of the matters voted on are as follows:

                                           For          Withheld
                                        ----------     ----------
1. Election of Directors
        Arthur T. Shorin                27,242,432      7,596,448
        Edward D. Miller                34,398,451        440,429
        Stanley Tulchin                 34,388,684        450,195

                                           For          Withheld        Against
                                        ----------     ----------       -------
2. Ratification of appointment
        of auditors                     34,600,409        223,328        15,142

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits as required by Item 601 of Regulation S-K filed herewith:

10.22 Letter of Intent between the Company and the National Football League Properties, Inc., dated May 9, 2003.

99.1 Certification of Arthur T. Shorin, Chief Executive Officer and President, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Catherine K. Jessup, Vice-President and Chief Financial Officer and pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002.


(b) Reports on Form 8-K

1. Form 8-K dated April 8, 2003 with press release dated April 8, 2003 reporting the Company's fiscal 2003 fourth quarter and full year results.

2. Form 8-K dated April 8, 2003 reflecting the historical restatement of the Company's business segment information.

3. Form 8-K dated June 23, 2003 with press release dated June 23, 2003 reporting the Company's fiscal 2004 first quarter and the acquisition of the Wizkids, LLC.

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












July 10, 2003

                                  CERTIFICATION

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);

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

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    July 10, 2003
                                        THE TOPPS COMPANY, INC.
                                        -----------------------
                                               REGISTRANT


                                        /s/   Arthur T. Shorin
                                        -----------------------
                                        Chairman, Chief Executive
                                          Officer and President

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);

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

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: July 10, 2003

                                        THE TOPPS COMPANY, INC.
                                        -----------------------
                                               REGISTRANT


                                        /s/ Catherine K. Jessup
                                        -----------------------
                                     Vice President-Chief Financial
                                                Officer

                                                               Exhibit 10.22


May 9, 2003

Scott Silverstein
The Topps Company, Inc.
One Whitehall Street
New York,NY 10004


          Re:      Intent to Renew NFL License #1808
                   --------------- -----------------

Dear Scott:

This letter confirms NFL Properties' intent to grant you a license to manufacture, distribute and sell the NFL products listed below subject to all of the terms and conditions of NFL Properties' standard general retail license agreement.

In addition to these standard terms and conditions, the license will contain the following terms:

Term:                       April 1, 2003 - March 31, 2004

Territory:                  The United States, its territories, possessions
                            and military bases, Canada, England, Japan, Europe, Australia, New Zealand and all other countries throughout the world where NFLP owns common-law rights or registrations for the Marks

Licensed Products:          NFL Player Identified Trading Cards under the
                            Authorized Brands/Set Names listed below in Authorized Brands.

Royalty Rate of Net Sales:  9% for net sales between $1 and $11,000,000
                            8% for net sales between $11,000,001 and $16,000,000
                            9% for net sales above $16,000,001

Advance Royalty Payment:    $200,000

Minimum Royalty Payment:    $1,000,000

Authorized Brands:          Topps Draft Picks, Topps, All American, Topps
                            Chrome, Finest, Bowman, Topps Pristine, Bowman's
                            Best, Bowman Chrome, Topps Complete Set, ETopps,
                            Topps Total Football

Marketing Program:          Memorabilia

Licensed Marks:             Team Marks and the following League Marks:
                            "National Footaball League", "NFL", "National
                            Football Conference","American Football Conference",
                            "NFC", "AFC".

Cooperative Fund:           Licensee shall be required to spend a minimum of
                            $250,000 to promote the NFL trading card business.
                            With the exception of the specific sponsorhip and event marketing requirements set forth below, such monies do not have to be paid directly to NFLP.
                            Licensee will be able to credit retailer co-op fee and slotting allowances against this amount as well as related sponsorships.

Disbribution Channels:      Airport/Hotel, Card/Party/Craft/Hobby Stores,
                            Catalog, Children's Specialty, Club Level Shops,
                            Computer Electronics, Licensee Website, Convenience
                            Stores, Department Stores, Discount Stores,
                            Distributors, Drug Stores, Fan Shops, Gallery Shops,
                            Grocery Stores, Home Stores, Jewelry Stores Licensee
                            Retail Outlets, Mass Merchandisers, Membership Club
                            Warehouse, Military Bases, National Chain Stores,
                            National Sporting Goods, Office Supply Stores, Pro
                            Football Hall of Fame, Regional Chain Stores,
                            Stadium Shops/Stadium Concessionaires, Television,
                            Team Internet, Team Sales, Mid Tier, Related
                            ECommerce, Toy Stores

NFL Sponsorships:           1. Super Bowl XXXVIII Card Show Title Sponsor -
                               as outlined in sponsorship deck
                            2. Pro Bowl Experience Title Sponsor -
                               as outlined in sponsorship
                            3. Hall of Fame Sponsor

Advertisements:             N/A

Liability Insurance:        $3,000,000 personal injury per occurrence
                            $1,000,000 property damage per occurrence
                            $3,000,000 advertising liability

Quality Control:            You must submit all styles of each of the Licensed
                            Products to NFL Properties for quality control approval and must receive such approval prior to any distribution and/or sale of the products.

Promotional Product:        Five cases of each release and on complete set
                            (inserts such as Relics and Autographs included) of each brand/release.

Event/Marketing:            Licensee shall pay NFL $75,000 per year to be used
                            in a mutually agreed upon manner to promote the NFL trading card business.

Condition of License:       If you owe any past dues amounts to NFL Properties
                            or have failed to fulfill any other obligations to NFL Properties, you will not be issued a license as contemplated herein.

Special Terms:              1. Royalty Report Forms are due on or before the
                               15th day following each Month, but payment is due on or before the 15th day following each Quarter.

                            2. This license does not grant Licensee any right to
                               use the names, likenesses, portraits, picutres, photographs, voices, signatures, facsimile signatures and biographical information of any NFL player. Licensee shall have the sole responsibility for obtaining such rights at licensee's expense.

                            3. Licensee shall have the right to use "Super Bowl"
                               and "Pro Bowl" in an incidental manner only in connection with the Licensed Products. Licensee shall have no right to use "Super Bowl" in any stand-alone set of the Licensed Products.

                            4. Licensee shall have the right to credit its cost
                               for the "Retailing for Success" seminar toward the Cooperative Fund as well as the costs of all NFL related sponsorships.

                            5. Licensee shall have the exclusive right to insert
                               gum into the Licensed Products.

                            6. Internet Advertising:
                               Licensee shall place the following language in any approved advertising in the Team-Internet and related E-Commerce distribution channels; "Please visit the National Football League's web site: www.NFL.com

                            7. Licensee may subtract its cost of the Riddell
                               mini helmet that is included along with the trading cards prior to calculating royalties due NFLP.

                            8. Licensee may credit product returns for April
                               and May against the Advance payment due each term of the License.

                            9. Confidentiality
                               The parties acknowledge that the terms of this license are confidential and each warrants that neither shall disclose such terms to any third party other than the disclosing Party's accountants, agents or attorneys or as required by law, without the other Party's prior written consent. The Party's further represent that neither will disclose nor use the Confidential Information of the other party during the Term or thereafter.

Please have an authorized representative of your company acknowledge your company's acceptance or these terms by signing a copy of this letter where indicated below and returning it to me within ten days from the date hereof. IF WE DO NOT RECEIVE A SIGNED COPY OF THIS LETTER WITHIN TEN DAYS, WE WILL ASSUME YOU HAVE NO INTEREST IN PROCEEDING WITH THE LICENSE AND OUR INTENT TO GRANT A LICENSE WILL BE AUTOMATICALLY WITHDRAWN. In such event, your company shall have no right to manufacture, sell or distribute any of the Licensed Products utilizing the Licensed Marks and any amounts spent by your company in anticipation of the license contemplated hereunder shall be the sole responsibility of your company.

Once we receive a copy of this letter signed on behalf of your company, our Contracts Administration and Information Management Department will send a long-form license to you within the next several weeks to sign and return to NFL Properties. The long-form license will become a binding agreement upon countersignature by NFL Properties and the terms and conditions of the long-form license shall supercede the terms of this letter. Until such time as NFL Properties executes the long form license, this countersigned letter shall serve as a binding agreement between your company and NFL Properties; provided, however, that until such time as NFL Properties signs the long-form license, NFL Properties will have the right to terminate any agreement created hereunder and to withdraw its intent to grant you a license at any time for any reason or for no reason and without any liability to NFL Properties.

Sincerely,


NFL PROPERTIES LLC
Pete Quaglierini
Manager - Trading Cards and Memorabilia
Consumer Products


cc: G. Goldberg, D. Weinberg, J. Miano, R. Seidlitz


AGREED TO AND ACCEPTED BY:
Scott Silverstein
June 11

                                                                Exhibit 99.1



                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002*




In connection with the Quarterly Report of The Topps Company, Inc. (the "Company") on Form 10-Q for the period ended May 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Arthur
T. Shorin, Chairman, Chief Executive Officer and President of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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


                                                /s/ Arthur T. Shorin


                                                    Arthur T. Shorin
                                                Chairman, Chief Executive
                                                  Officer and President



July 10, 2003


* A signed original of this written statement required by Section 906, or other documents authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                Exhibit 99.2



                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002*




In connection with the Quarterly Report of The Topps Company, Inc. (the "Company") on Form 10-Q for the period ended May 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Catherine K. Jessup, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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


                                        /s/ Catherine K. Jessup


                                            Catherine K. Jessup
                                              Vice President -
                                         Chief Financial Officer



July 10, 2003


*A signed original of this written statement required by Section 906, or other documents authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.