Form 10-Q
period 2003-08-30
TOPPS CO INC
filed 2003-10-14
CIK 812076

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended August 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ________________


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

The number of outstanding shares of Common Stock as of October 3, 2003 was 40,529,951.

                             THE TOPPS COMPANY, INC.
                                AND SUBSIDIARIES



--------------------------------------------------------------------------------
                         PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------


ITEM 1. FINANCIAL STATEMENTS

                        Index                                         Page

        Condensed Consolidated Balance Sheets
          as of August 30, 2003 and March 1, 2003                       3

        Condensed Consolidated Statements of Operations
          for the thirteen and twenty-six week period ended
          August 30, 2003 and August 31, 2002                           4

        Condensed Consolidated Statements of Comprehensive
          Income for the thirteen and twenty-six week period
          ended August 30, 2003 and August 31, 2002                     5

        Condensed Consolidated Statements of Cash Flows
          for the twenty-six weeks ended August 30, 2003
          and August 31, 2002                                           6

        Notes to Condensed Consolidated Financial Statements            7

        Report of Independent Public Accountants                       15

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS                                      16

ITEM 3. DISCLOSURES ABOUT MARKET RISK                                  21

ITEM 4. CONTROLS AND PROCEDURES                                        22


--------------------------------------------------------------------------------
                           PART II - OTHER INFORMATION
--------------------------------------------------------------------------------


ITEM 1. LEGAL PROCEEDINGS                                              23

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                               24

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        (Unaudited)
                                                         August 30,   March 1,
                                                            2003        2003
                                                         ----------   --------
                                                        (amounts in thousands,
                                                          except share data)
   ASSETS
   ------
   CURRENT ASSETS:
      Cash and cash equivalents .........................  $ 93,172   $114,259
      Accounts receivable - net .........................    21,861     25,205
      Inventories .......................................    34,528     28,681
      Income tax receivable .............................       782      2,029
      Deferred tax assets ...............................     3,185      3,267
      Prepaid expenses and other current assets .........    11,076     10,302
                                                            -------    -------
        TOTAL CURRENT ASSETS ............................   164,604    183,743
                                                            -------    -------

   PROPERTY, PLANT & EQUIPMENT ..........................    30,569     28,941
      Less:  accumulated depreciation and amortization ..    16,227     14,335
                                                            -------    -------
        NET PROPERTY, PLANT & EQUIPMENT .................    14,342     14,606
                                                            -------    -------

   GOODWILL .............................................    67,420     48,839

   INTANGIBLE ASSETS, net of accumulated amortization ...    11,756      6,041

   OTHER ASSETS .........................................    10,718      8,399
                                                           --------   --------
           TOTAL ASSETS .................................  $268,840   $261,628
                                                           ========   ========

   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------
   CURRENT LIABILITIES:
      Accounts payable ..................................  $  8,007   $  9,074
      Accrued expenses and other liabilities ............    30,732     29,243
      Income taxes payable ..............................     3,616      3,942
                                                            -------    -------
           TOTAL CURRENT LIABILITIES ....................    42,355     42,259

   OTHER LIABILITIES ....................................    23,172     22,601
                                                            -------    -------
        TOTAL LIABILITIES ...............................    65,527     64,860
                                                            -------    -------
   STOCKHOLDERS' EQUITY:
      Preferred stock, par value $.01 per share;
        authorized 10,000,000 shares, none issued ........      --         --
      Common stock, par value $.01 per share;
        authorized 100,000,000 shares; issued 49,244,000
        shares as of August 30, 2003 and March 1, 2003 ...      492        492
      Additional paid-in capital .........................   27,475     27,344
      Treasury stock, 8,730,900 shares and 8,564,000
        shares as of August 30, 2003 and March 1, 2003,
        respectively .....................................  (82,510)   (80,791)
      Retained earnings ..................................  270,040    262,877
      Accumulated other comprehensive loss,
        net of income taxes ..............................  (12,184)   (13,154)
                                                            -------    -------
        TOTAL STOCKHOLDERS' EQUITY                          203,313    196,768
                                                            -------    -------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $268,840   $261,628
                                                           ========   ========


See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                       (Unaudited)
                                                    Thirteen weeks ended         Twenty-six weeks ended
                                                  August 30,      August 31,     August 30,     August 31,
                                                     2003            2002           2003           2002
                                                  ----------      ----------     ----------     ----------
                                                         (amounts in thousands, except share data)

Net sales ...................................       $ 72,871        $ 70,009       $148,983       $157,760

Cost of sales ...............................         43,688          44,703         91,459         99,807
                                                     -------         -------        -------        -------
    Gross profit on sales ...................         29,183          25,306         57,524         57,953

Other income (expense) ......................            (74)            288            324            222
                                                     -------         -------        -------        -------
                                                      29,109          25,594         57,848         58,175

Selling, general and administrative expense .         21,551          19,283         45,907         41,199
                                                     -------         -------        -------        -------
    Income from operations ..................          7,558           6,311         11,941         16,976

Interest income, net ........................            450             568          1,484          1,200
                                                     -------         -------        -------        -------
Income before provision for income taxes ....          8,008           6,879         13,425         18,176

Provision for income taxes ..................          2,736           2,187          4,632          6,143
                                                     -------         -------        -------        -------
        Net income ..........................       $  5,272        $  4,692       $  8,793       $ 12,033
                                                     =======         =======        =======        =======


Net income per share - basic ................       $   0.13        $   0.11       $   0.22       $   0.29
                     - diluted ..............           0.13            0.11           0.21           0.28


Weighted average shares outstanding - basic .     40,605,000      41,622,000     40,650,000     41,811,000
                                    - diluted     41,386,000      42,466,000     41,433,000     42,717,000





See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME





                                                   (Unaudited)
                                  Thirteen weeks ended    Twenty-six weeks ended
                                 August 30,  August 31,   August 30,  August 31,
                                    2003        2002         2003        2002
                                 ---------   ---------    ---------   ---------
                                             (amounts in thousands)

Net income                       $ 5,272     $ 4,692      $ 8,793     $12,033

Currency translation adjustment   (1,340)      1,466          970       2,325
                                 -------     -------      -------     -------
Comprehensive income             $ 3,932     $ 6,158      $ 9,763     $14,358
                                 =======     =======      =======     =======


































See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      (Unaudited)
                                                                Twenty-six weeks ended
                                                                August 30,  August 31,
                                                                   2003        2002
                                                                ----------   ---------
                                                                (amounts in thousands)
Cash flows from operating activities:
   Net income ...............................................   $   8,793    $  12,033
   Add/(subtract) non-cash items included in net income:
      Depreciation and amortization .........................       2,844        2,433
      Deferred income taxes .................................          83        1,254

   Change in operating assets and liabilities:
      Accounts receivable ...................................       6,239          513
      Inventories ...........................................      (2,573)      (5,442)
      Income tax receivable .................................         921        2,241
      Prepaid expenses and other current assets .............        (433)       1,014
      Payables and other current liabilities ................      (5,624)      (5,542)
      Other assets and liabilities ..........................         566       (3,626)
                                                                   -------      -------
        Cash provided by operating activities ...............      10,816        4,878
                                                                   -------      -------
Cash flows from investing activities:
   Acquisition of business, net of cash acquired                  (27,923)         --
   Additions to property, plant and equipment ...............      (1,063)      (1,894)
                                                                  --------      -------
        Cash used in investing activities ...................     (28,986)      (1,894)
                                                                  --------      -------
Cash flows from financing activities:
   Dividend paid to shareholders ............................      (1,631)        --
   Purchase of treasury stock and exercise of stock options .      (1,591)      (8,098)
                                                                  --------      -------
        Cash used in financing activities ...................      (3,222)      (8,098)
                                                                  --------      -------

Effect of exchange rates on cash and cash equivalents .......         305        2,541
Net decrease in cash and cash equivalents ...................   $ (21,087)   $  (2,573)
                                                                ==========   ==========

Cash and cash equivalents at beginning of period ............   $ 114,259    $ 121,057
Cash and cash equivalents at end period .....................   $  93,172    $ 118,484

Supplemental disclosure of cash flow information:
  Interest paid .............................................   $      70    $      36
  Income taxes paid .........................................   $   3,718    $   6,875



See Notes to Condensed Consolidated Financial Statements and Accountants' Review Report.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     TWENTY-SIX WEEKS ENDED AUGUST 30, 2003


1.   Summary of Significant Accounting Policies

     Basis of Presentation: The accompanying unaudited condensed interim consolidated financial statements have been prepared by The Topps Company, Inc. and its subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, considered necessary for a fair presentation. Operating results for the thirteen and twenty-six week periods ended August 30, 2003 and August 31, 2002 are not necessarily indicative of the results that may be expected for the year. For further information refer to the consolidated financial statements and notes thereto in the Company's annual report for the year ended March 1, 2003.

     Employee Stock Options: The Company accounts for stock-based employee compensation based on the intrinsic value of stock options granted in accordance with the provisions of APB 25 "Accounting for Stock Issued to Employees." Information relating to stock-based employee compensation, including the pro forma effects, had the Company accounted for stock-based employee compensation based on the fair value of stock options granted in accordance with SFAS 123 "Accounting for Stock-Based Compensation," is shown below:


                         (In thousands of dollars, except per share data)

                                   For the thirteen weeks ended

                            August 30, 2003             August 31, 2002
                        -----------------------    -----------------------
                        As reported   Pro forma    As reported   Pro forma
                        -----------------------    -----------------------
     Net income           $ 5,272      $ 4,923        $ 4,692     $ 4,355
     ------------------------------------------    -----------------------
     Earnings per share
       basic              $  0.13      $  0.12        $  0.11     $  0.10
       diluted            $  0.13      $  0.12        $  0.11     $  0.10
     ------------------------------------------    -----------------------


                                 For the twenty-six weeks ended
                            August 30, 2003             August 31, 2002
                        -----------------------    -----------------------
                        As reported   Pro forma    As reported   Pro forma
                        -----------------------    -----------------------

      Net income           $ 8,793      $ 8,244        $12,033    $11,358
      -----------------------------------------    -----------------------
      Earnings per share
        basic              $  0.22      $  0.20        $  0.29    $  0.27
        diluted            $  0.21      $  0.20        $  0.28    $  0.27
      ------------------------------------------   -----------------------



     Options typically vest over a three-year period. In determining the preceding pro forma amounts under SFAS 123, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions: $0.16 per share dividend on fiscal 2004 options, but no dividend in fiscal 2003 and fiscal 2002; risk free interest rate, estimated volatility and expected life, as follows: fiscal 2004 options - 4.4%, 38% and 6.5 years, respectively; fiscal 2003 options - 4.5%, 35% and 6.5 years, respectively; fiscal 2002 options - 5.7%, 59% and 6.7 years, respectively. There was no stock-based employee compensation in any year, so no adjustment to net income is required to the proforma effects.

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

3.   Accounts Receivable

                                              (Unaudited)
                                               August 30,         March 1,
                                                  2003              2003
                                                  (amounts in thousands)

        Gross receivables                       $ 39,634          $ 43,250
        Reserve for returns                      (15,261)          (16,443)
        Reserve for discounts and bad debt        (2,512)           (1,602)
                                                --------         ---------
           Net                                  $ 21,861          $ 25,205
                                                ========          ========


4.   Inventories

                                              (Unaudited)
                                               August 30,         March 1,
                                                  2003              2003
                                                  (amounts in thousands)

         Raw materials                          $  6,509          $  6,162
         Work in process                           2,500             2,229
         Finished products                        25,519            20,290
                                                --------          --------
            Total net of reserves               $ 34,528          $ 28,681
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

     The Entertainment segment primarily consists of cards and sticker album products featuring sports and non-sports licenses. Trading cards feature players from Major League Baseball, the National Basketball Association, the National Football League, and the National Hockey League, as well as characters from popular films, television shows and other entertainment properties. Sticker album products feature players from English Premier League, as well as characters from entertainment properties including Pokemon and Yu-Gi-Oh! This segment also includes results from WizKids, a marketer and distributor of strategy games acquired in July 2003.

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



                                  Thirteen weeks ended    Twenty-six weeks ended
                                 August 30,  August 31,   August 30,  August 31,
                                    2003        2002         2003        2002
                                 ---------   ---------    ---------   ---------
                                             (amounts in thousands)
     Net Sales
     ---------
     Confectionery ............  $ 41,752    $ 42,258     $ 87,341    $ 85,350
     Entertainment ............    31,119      27,751       61,642      72,410
                                 --------    --------     --------    --------
         Total ................  $ 72,871    $ 70,009     $148,983    $157,760
                                 ========    ========     ========    ========

     Contributed Margin
     ------------------
     Confectionery ............  $ 15,471    $ 15,126     $ 29,240    $ 31,158
     Entertainment ............    10,296       7,492       17,419      19,095
                                 --------    --------     --------    --------
         Total ................  $ 25,767    $ 22,618     $ 46,659    $ 50,253
                                 ========    ========     ========    ========



Reconciliation of Contributed Margin
to Income Before Provision for Income Taxes:
-------------------------------------------

   Total contributed margin      $ 25,767    $ 22,618      $ 46,659   $ 50,253
   Unallocated general and
     administrative expenses
     and manufacturing overhead   (16,570)    (15,322)      (32,198)   (31,066)
   Depreciation and amortization   (1,565)     (1,273)       (2,844)    (2,433)
   Other income (expense)             (74)        288           324        222
                                   ------      ------        ------     ------
   Income from operations           7,558       6,311        11,941     16,976
   Interest income, net               450         568         1,484      1,200
                                   ------      ------        ------     ------
   Income before provision for
     income taxes                $  8,008    $  6,879      $ 13,425   $ 18,176
                                 ========    ========      ========   ========

6.   Dividends

     On June 26, 2003, the Board of Directors of the Company declared a quarterly cash dividend of $0.04 per share, payable on August 1, 2003 to shareholders of record on July 18, 2003. On October 8, 2003, the Board of Directors of the Company declared a quarterly cash dividend of $0.04 per share, payable on October 31, 2003 to shareholders of record on October 17, 2003.

7.   Credit Agreement

     On June 26, 2000, the Company entered into a credit agreement with Chase Manhattan Bank and LaSalle Bank National Association. The agreement provides for a $35.0 million unsecured facility to cover revolver and letter of credit needs and expires on June 26, 2004. Interest rates are variable and are a function of the Company's EBITDA. The credit agreement contains restrictions and prohibitions of a nature generally found in loan agreements of this type and requires the Company, among other things, to comply with certain financial covenants, limits the Company's ability to repurchase its shares, sell or acquire assets or borrow additional money and prohibits the payment of dividends. The credit agreement may be terminated by the Company at any point over the four-year term (provided the Company repays all outstanding amounts thereunder) without penalty. On June 1, 2002, the credit agreement was amended to provide for an increase in the number of shares of Topps common stock permitted to be repurchased, and on October 8, 2003 the credit agreement was amended to permit the payment of dividends.


8.   Reclassifications

     Effective March 3, 2002, the Company adopted the EITF Issue No. 00-14 "Accounting for Sales Incentives" which requires certain trade promotion expenses, such as slotting fees, to be presented as a reduction in sales. As a result, trade promotion expenses for the thirteen weeks ended August 30, 2003 and August 31, 2002 of $1,045,000 and $868,000, respectively, and for the twenty-six weeks ended August 30, 2003 and August 31, 2002 of $1,452,000 and $1,666,000, respectively, have been reported as a reduction of net sales rather than as marketing expense. These changes did not impact reported earnings in either period.


9.   Goodwill and Intangible Assets

     On March 3, 2002, the Company adopted SFAS 141 "Business Combinations" and SFAS 142 "Goodwill and Other Intangible Assets" which require the Company to prospectively cease amortization of goodwill and instead conduct periodic tests of goodwill for impairment.

     SFAS 142 prescribes an annual two-phase process for impairment testing of goodwill. The first phase, completed this year on May 31, 2003, screens for impairment; while the second phase (if necessary), required to be completed by the end of the fiscal year, measures the impairment. The Company has completed the first phase and concluded that no impairment of goodwill exists. Therefore, completion of phase two is not necessary.

     Goodwill and other intangibles were acquired in the acquisition of WizKids in 2003 (see Note 11), in the amounts of $18,580,077 and $6,200,000, respectively.

     Intangible assets consisted of the following as of August 30, 2003 and March 1, 2003:

                                                         (amounts in thousands)
                                         August 30, 2003          '             March 1, 2003
                                           (Unaudited)            '
                                 Gross                            '   Gross
                                Carrying   Accumulated            '  Carrying   Accumulated
                                  Value    Amortization     Net   '    Value    Amortization     Net
                                ----------------------------------------------------------------------
     Licenses & Contracts ....   $21,879     $17,032     $ 4,847  '   $21,879     $16,594     $ 5,285
     Intellectual Property ...    18,784      12,702       6,082  '    12,584      12,473         111
     Software & Other ........     2,953       2,665         288  '     2,953       2,602         351
     Min. Pension Liability ..       539          --         539  '       294          --         294
                                 -------     -------     -------  '   -------     -------     -------
        Total Intangibles ....   $44,155     $32,399     $11,756  '   $37,710     $31,669     $ 6,041
                                 =======     =======     =======  '   =======     =======     =======




     Over the next five years the Company estimates annual amortization of the intangible assets detailed above to be as follows:

                        Fiscal Year              Amount
                        -----------              ------
                                             (in thousands)

                           2004                  $ 1,727
                           2005                  $ 1,859
                           2006                  $ 1,859
                           2007                  $ 1,781
                           2008                  $ 1,703


     In addition to the amortization of intangibles listed above, reported amortization expense, which was $894,000 for the six months ended August 30, 2003, included amortization of deferred financing fees and deferred compensation costs.


10.  Legal Proceedings

     In November 2000, the Commission of the European Communities ("the Commission") began an investigation into whether Topps Europe's distribution arrangements for its licensed products comply with European law ("the EU investigation"). The Commission was seeking information as to whether Topps Europe has engaged in the prevention of parallel trade between the member states of the European Union and/or European Economic Area, in infringement of Article 81 of the EC Treaty and/or Article 54 of the EEA Treaty. Topps Europe filed a response to the Commission's inquiry on November 29, 2000, and provided further information to the Commission on February 2, 2001, pursuant to its request. The Commission continued its investigation by submitting new requests for documents and information in early 2003. On June 17, 2003, the Commission took the first formal step in the investigation and filed a Statement of Objections, therein coming to a preliminary conclusion that Topps and its European subsidiaries infringed
     Article 81 of the EC treaty during 2000. Topps and Topps Europe have each formally responded to the Statement of Objections and a hearing in front of the European Commission Tribunal is scheduled for October 23, 2003. If the Commission were to levy a fine that is ultimately upheld, it could be substantial. The maximum amount of the fine that could be levied against Topps and Topps Europe is 10% of annual revenues.

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

     After the dismissal, the 501 Patent was assigned to a company called Media Technologies, Inc. Media Technologies is under the control of the same person (the inventor, Adrian Gluck) who orchestrated the Telepresence action. On November 19, 2001, Media Technologies sued essentially the same group of defendants in the same court for infringement of the 501 Patent. On March 13, 2002, the Defendants again moved for summary judgment based on the fact that the Telepresence action was dismissed with prejudice. That motion was granted by the District Court on April 22, 2002. Plaintiff (Media Technologies, Inc.) appealed on May 2, 2002. The Court of Appeals for the Federal Circuit reversed the judgment on July 11, 2003, and the case has been returned to Judge Stotler in the Central District of California for trial.

     Discovery in the case commenced September 29, 2003. A scheduling conference will be held before Judge Stotler on October 20, 2003 at which time the pretrial schedule will be decided. The parties have agreed to have an early claim construction hearing to be followed by the filing of dispositive motions. If the motions are denied, a trial could take place in late 2004, depending on the court's schedule. An adverse outcome in the litigation could result in a substantial liability for the Company.

     The Company is a defendant in several other civil actions. In management's opinion, after consultation with legal counsel, these other actions will not have a material adverse effect on the Company's financial condition or results of operations.


11.  Acquisition of Wizkids, LLC

     On July 9, 2003, the Company acquired Wizkids, LLC ("WizKids") for a cash purchase price of approximately $29.5 million. WizKids, a designer and marketer of collectible strategy games, is headquartered in Bellevue,
     Washington, and generated net revenues in 2002 of approximately $33 million, principally in the U.S. The acquisition was accounted for using the purchase method of accounting. The financial statements of WizKids have been consolidated into the financial statements of the Company, subsequent to its date of acquisition, and an 8-K/A including proforma financial information has been filed. The allocation of the purchase price has been reflected in the financial statements contained herein.

     The total consideration payable by the Company to the WizKids' shareholders will be comprised of $29.5 million in cash, offset by a purchase price adjustment, if any, as defined, based on the level of WizKids working capital at the Closing. The working capital adjustment will be the amount by which net working capital at the Closing is greater than or less than the required $3,700,000 benchmark level. $26,284,469 was paid at Closing to the shareholders of WizKids based on a preliminary negative working capital adjustment of $1,215,531. Additionally, the purchase price allocation includes $6.2 million for trademarks for certain WizKids products which is being amortized over a useful life of 6 years.

     The Company entered into an employment agreement with Jordan Weisman, the majority shareholder and founder of WizKids, for a forty-eight month period following the Closing. As part of this employment agreement, $2 million of the consideration paid to Mr. Weisman is being accounted for as deferred compensation expense and is being amortized over four years. If Mr. Weisman does not remain as a Topps employee for the full four years of the agreement, he will be required to pay the Company the remainder of the unamortized balance of the deferred compensation received at the date of the acquisition. As an additional part of his employment agreement, Mr. Weisman is entitled to additional contingent payments during the forty-eight months subsequent to the closing equal to 2% of WizKids' annual net revenue in excess of $35 million, assuming that certain operating margin targets are met. In addition, Mr. Weisman was granted 165,000 options to acquire the Company's common stock, which were granted at fair market value on the date of grant and are vested over a four-year period.

     The following table sets forth the components of the purchase price:


        Total consideration                             $29,500,000
        Less: preliminary working capital adjustment     (1,215,531)
              deferred compensation agreement            (2,000,000)
        Add : Purchase of license                         1,291,130
              Estimated transaction costs                   700,000
                                                        -----------
         Total purchase price                           $28,275,599
                                                        ===========


     The following table provides the preliminary estimated fair value of the acquired assets and liabilities assumed based upon WizKids' July 9, 2003 balance sheet:


         Current assets                                 $ 8,241,851
         Property and equipment                             564,743
         Other assets                                       115,000
         Liabilities assumed, current                    (5,426,072)
                                                         -----------
         Fair value of assets acquired                    3,495,522

         Intangible assets                                6,200,000
         Goodwill                                        18,580,077
                                                         ----------
         Total estimated fair value of net
           assets acquired and estimated goodwill       $28,275,599
                                                         ==========

     The results of operations for the thirteen and twenty-six weeks ended August 30, 2003 include revenue, income from operations and income before income taxes of $4,932,000, $695,000 and $699,000, respectively, related to the Wizkids acquisition.

12.  Recently Issued Accounting Pronouncements

     In April 2003, SFAS No. 149, "Amendment of Statement 133 on Derivative Financial Instruments and Hedging Activities," was issued and is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The changes in this Statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying guarantee to conform it to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" and (4) amends certain other existing pronouncements. This Statement did not have a material effect on the Company's consolidated results of operations or financial position.

     In May 2003, SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," was issued and is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement did not have a material effect on the Company's consolidated results of operations or financial position.

     In January of 2003, FASB Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities and Interpretation of ARB No. 51," was issued and applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. This Interpretation clarifies the application of ARB No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. This Statement did not have a material effect on The Company's consolidated results of operations or financial position.

INDEPENDENT ACCOUNTANTS' REPORT
-------------------------------


Board of Directors and Stockholders of
The Topps Company, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of The Topps Company, Inc. and subsidiaries (the "Company") as of August 30, 2003, and the related condensed consolidated statements of operations and comprehensive income for the thriteen and twenty-six week periods ended August 30, 2003 and August 31, 2002 and of cashflows for the twenty-six weeks ended August 30, 2003 and August 31, 2002. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of March 1, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated April 4, 2003, we expressed an unqualified opinion (and included an explanatory paragraph with respect to the adoption of the non-amortization provisions for goodwill and other indefinite lived intangible assets, as discussed in Note 6 to the consolidated financial statements) on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 1, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




DELOITTE & TOUCHE LLP


SIGNATURE

October 13, 2003
New York, New York

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Second Quarter Fiscal Year 2004 (thirteen weeks ended August 30, 2003) versus Second Quarter Fiscal Year 2003 (thirteen weeks ended August 31, 2002)
-----------------------------------------------------------------------------

The following table sets forth, for the periods indicated, net sales by key business segment:

                           Thirteen weeks ended      Twenty-six weeks ended
                          August 30,   August 31,    August 30,   August 31,
                            2003          2002         2003          2002
                                      (In thousands of dollars)
        Net Sales
        ---------
        Confectionery     $ 41,752     $ 42,258        $ 87,341     $ 85,350
        Entertainment       31,119       27,751          61,642       72,410
                          --------     --------        --------     --------
           Total          $ 72,871     $ 70,009        $148,983     $157,760
                          ========     ========        ========     ========


Net sales for the second quarter of fiscal 2004 increased $2.9 million, or 4.1%, to $72.9 million from $70.0 million for the same period last year. Stronger foreign currencies versus the dollar increased sales by $1.6 million in this year's second quarter.

Net sales of confectionery products, which include, among other things, Ring Pop, Push Pop, Baby Bottle Pop, Bazooka brand bubble gum and licensed candy products, decreased $506,000 or 1.2% in the second quarter of this year to $41.8 million from $42.3 million in fiscal 2003. Lower sales were primarily the result of weakness domestically, particularly at warehouse club outlets. However, sales of recently-introduced Juicy Drop Pop and Bottle Pop with Candy Juice as well as higher sales of licensed confections helped offset the bulk of these declines.

Net sales of entertainment products, which consist of picture cards, stickers, albums and the WizKids line of strategy games, increased $3.4 million, or 12.1% to $31.1 million in the second quarter of fiscal 2004 from $27.8 million in the same period last year. This increase was the result of the WizKids acquisition which added $4.9 million in sales. Additionally, sales of non-sport publishing products were above last year, driven by Yu-Gi-Oh! sticker albums in Europe and the introduction of Garbage Pail Kids domestically. Sales of traditional sports cards and Internet products decreased in the quarter versus last year.

Gross profit as a percentage of net sales of 40.0% in the second quarter of fiscal 2004 was better than last year's 36.1% due to strong foreign exchange rates and the introduction of higher-margin products in Europe. In addition, second quarter gross margins benefited from a reduction in overhead costs at the Scranton, PA manufacturing facility.

Other income (expense) was a $74,000 expense this year versus $288,000 in income last year due to the unfavorable impact of foreign exchange rates on non-local currency cash balances held outside the U.S.

SG&A as a percentage of net sales was 29.6% in the second quarter of fiscal 2004 versus 27.5% a year ago, and SG&A dollar spending increased to $21.6 million from $19.3 million. The dollar increase was largely the result of the WizKids acquisition, which added $1.4 million in overhead and $0.3 million in amortization costs, as well as increased costs in Europe caused by stronger currencies and higher legal costs.

Interest income, net, of $450,000 in the quarter this year was below year ago levels due to lower interest rates and reduced cash balances following the WizKids acquisition.

The effective tax rate reflects provisions for federal, state and local income taxes in accordance with statutory income tax rates. The Company's tax rate was 34.2% in the second quarter this year and 31.8% last year.

Net income for the second quarter of fiscal 2004 was $5.3 million, or $0.13 per diluted share, compared with $4.7 million, or $0.11 per diluted share last year.

First Half Fiscal 2004 (twenty-six weeks ended August 30, 2003) compared to First Half Fiscal 2003 (twenty-six weeks ended August 31, 2002)
---------------------------------------------------------------------------

Net sales in the first half of fiscal 2004 decreased $ 8.8 million, or 5.6%, to $149.0 million from $157.8 million for the same period last year. Stronger foreign currencies versus the dollar served to increase sales by $4.6 million this year.

Net sales of confectionery products increased $ 2.0 million, or 2.3%, in the first half this year to $87.3 million from $85.4 million in fiscal 2003, primarily as the result of the introduction of Juicy Drop Pop and Baby Bottle Pop with Candy Juice as well as higher sales of Pokemon and Yu-Gi-Oh! confectionery products in Europe.

Net sales of entertainment products decreased $10.8 million, or 14.9%, in the first half of this year to $61.6 million from $72.4 million, despite the impact of the WizKids acquisition which added $4.9 million to sales in the second quarter. The decrease was primarily the result of lower sales of traditional sports cards in the U.S. and the absence of products associated with World Cup soccer in Europe.

Gross profit as a percentage of net sales for the first half of fiscal 2004 increased to 38.8% as compared with 36.7% for the same period last year. This improvement was the result of lower royalty expense due to the reduced percentage of entertainment versus confectionery products this year, as well as to favorable foreign exchange rates and the introduction of higher-margin products in Europe this year.

Other income was $324,000 this year versus $222,000 last year primarily as a result of a shift of mark-to-market adjustments on foreign currency contracts to revenue and cost of goods sold this year, where there is a better match with the items being hedged, from the other income (expense) line last year.

SG&A expenses were $45.9 million for the first half of fiscal 2004 compared to $41.2 million in 2003. The acquisition of WizKids added $1.4 million in overhead and $0.3 million in amortization costs. In addition, stronger European currencies, higher legal expenses, increased marketing associated with new product introductions and media activity in the U.S. and Europe contributed to greater costs this year.

Interest income, net, for the twenty-six week period increased to $1.5 million in fiscal 2004 from $1.2 million in fiscal 2003 due to interest from the IRS on a tax refund received in the first quarter of this year.

The tax rate through the twenty-six week period of fiscal 2004 was 34.5% versus 33.8% for the same period last year.

Net income in the first half of fiscal 2004 was $8.8 million, or $0.21 per diluted share, compared with $12.0 million, or $0.28 per diluted share last year.

Liquidity and Capital Resources
-------------------------------
Management believes that the Company has adequate means to meet its liquidity and capital resource needs over the foreseeable future as a result of the combination of cash on hand, anticipated cash from operations and credit line availability.

At August 30, 2003, the Company had $93.2 million in cash and cash equivalents.

On June 26, 2000, the Company entered into a credit agreement with Chase Manhattan Bank and LaSalle Bank National Association. The agreement provides for a $35.0 million unsecured facility to cover revolver and letter of credit needs and expires on June 26, 2004. Interest rates are variable and are a function of the Company's EBITDA. The credit agreement contains restrictions and prohibitions of a nature generally found in loan agreements of this type and requires the Company, among other things, to comply with certain financial covenants, limits the Company's ability to repurchase its shares, sell or acquire assets or borrow additional money and prohibits the payment of dividends. The credit agreement may be terminated by the Company at any point over the four-year term (provided the Company repays all outstanding amounts thereunder) without penalty. On June 1, 2002, the credit agreement was amended to provide for an increase in the number of shares of Topps common stock permitted to be repurchased, and on October 8, 2003 the credit agreement was amended to permit the payment of dividends. There was no debt outstanding as of August 30, 2003.

In October 1999, the Board of Directors authorized the Company to purchase up to 5 million shares of its stock. In October 2001, purchases against this authorization were completed, and the Board of Directors authorized the purchase of up to an additional 5 million shares of stock. During the second quarter of fiscal 2004, the Company purchased 255,600 shares at an average price per share of $8.60. The Company has repurchased a total of 1.9 million shares under the second authorization.

In the quarter ended August 30, 2003, the Company's net decrease in cash and cash equivalents was $21.1 million versus a decrease of $2.6 million in the comparable period of fiscal 2003. Cash provided by operating activities this year was $10.8 million versus $4.9 million last year, largely due to a reduction in receivables this year from the collection of sales of seasonal products made on extended terms. Additionally, the first half of fiscal 2003 included pension plan funding which was not a factor in fiscal 2004.

Cash used in investing activities of $29.0 million this year versus $1.9 million last year, reflects the $27.9 million purchase of WizKids in the period this year. Outside of the WizKids acquisition, the cash use in both periods reflects the Company's capital spending.

Cash used in financing activities reflects the $1.6 million cash dividend and $1.6 million of net treasury stock purchases this year, versus net treasury stock purchases of $8.1 million in fiscal 2003.


Cautionary Statements
---------------------

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby filing cautionary statements identifying important factors that could cause actual results to differ materially from those projected in any forward-looking statements of the Company made by or on behalf of the Company, whether oral or written. Among the factors that could cause the Company's actual results to differ materially from those indicated in any such forward statements are: (i) the failure of certain of the Company's principal products, particularly sports cards, entertainment cards, lollipops and sticker album collections, to achieve expected sales levels; (ii) the Company's inability to produce timely, or at all, certain new planned confectionery products; (iii) quarterly fluctuations in results; (iv) the Company's loss of important licensing arrangements; (v) the failure of etopps, the Company's on-line trading card initiative, to achieve expected levels of success; (vi) the Company's loss of important supply arrangements with third parties; (vii) the loss of any of the Company's key customers or distributors; (viii) further prolonged and material contraction in the trading card industry as a whole; (ix) excessive returns of the Company's products; (x) civil unrest, currency devaluation, health-related issues, or political upheaval in certain foreign countries in which the Company conducts business; (xi) an adverse outcome in the EU investigation, and (xii) the failure of certain new products being introduced by WizKids to achieve expected levels of success as well as other risks detailed from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

Critical Accounting Policies
----------------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires Topps management to make estimates and assumptions that affect the reported amounts of revenue, expenses, assets, liabilities and the disclosure of contingent assets and liabilities.

On an on-going basis, Topps management evaluates its estimates and judgments, including those related to revenue recognition, goodwill and intangible assets, and reserves, based on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates. Note 1 to the Company's Annual Report "Summary of Significant Accounting Policies" summarizes each of its significant accounting policies. Additionally, Topps management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

Revenue  Recognition:
--------------------
Revenue related to sales of the Company's products is generally recognized when products are shipped, the title and risk of loss has passed to the customer, the sales price is fixed or determinable and collectibility is reasonably assured. Sales made on a returnable basis are recorded net of a provision for estimated returns. These estimates are revised, as necessary, to reflect actual experience and market conditions.

Intangible Assets:
-----------------
Intangible assets include trademarks and the value of sports, entertainment and proprietary product rights. Amortization is by the straight-line method over estimated lives of up to twenty years. Management evaluates the recoverability of intangible assets under the provisions of SFAS 144, using several approaches including market multiples and undiscounted projections of future cash flows attributable to the individual assets.

Estimates:
---------
The preparation of financial statements in conformity with generally accepted accounting principles requires Topps management to make estimates and assumptions which affect the reporting of assets and liabilities as of the dates of the financial statements and revenues and expenses during the reporting period. These estimates primarily relate to the provision for sales returns, allowance for doubtful accounts, inventory obsolescence and asset valuations. Actual results could differ from these estimates.

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



                                        THE TOPPS COMPANY, INC.
                                        -----------------------
                                              REGISTRANT




                                          s /Catherine Jessup/
                                     ------------------------------
                                     Vice President-Chief Financial
                                                 Officer












October 14, 2003

ITEM 3. DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk associated with activities in derivative financial instruments (e.g., hedging or currency swap agreements), other financial instruments and derivative commodity instruments is confined to the impact of mark-to-market changes in foreign currency rates on the Company's forward contracts and options. The Company has no debt outstanding and does not engage in any commodity-related derivative transactions. As of August 30, 2003, the Company had contracts and options which were entered into for the purpose of hedging forecasted receipts and disbursements in various foreign currencies and which, primarily due to the weakening of the U.S. dollar, resulted in an unfavorable mark-to-market adjustment in the quarter.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

(b) Changes in internal controls.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange
Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

In November 2000, the Commission of the European Communities ("the Commission") began an investigation into whether Topps Europe's distribution arrangements for its licensed products comply with European law ("the EU investigation"). The Commission was seeking information as to whether Topps Europe has engaged in the prevention of parallel trade between the member states of the European Union and/or European Economic Area, in infringement of Article 81 of the EC Treaty and/or Article 54 of the EEA Treaty. Topps Europe filed a response to the Commission's inquiry on November 29, 2000, and provided further information to the Commission on February 2, 2001, pursuant to its request. The Commission continued its investigation by submitting new requests for documents and information in early 2003. On June 17, 2003, the Commission took the first formal step in the investigation and filed a Statement of Objections, therein coming to a preliminary conclusion that Topps and its European subsidiaries infringed Article 81 of the EC treaty during 2000. Topps and Topps Europe have each formally responded to the Statement of Objections and a hearing in front of the European Commission Tribunal is scheduled for October 23, 2003. If the Commission were to levy a fine that is ultimately upheld, it could be substantial. The maximum amount of the fine that could be levied against Topps and Topps Europe is 10% of annual revenues.

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

After the dismissal, the 501 Patent was assigned to a company called Media Technologies, Inc. Media Technologies is under the control of the same person (the inventor, Adrian Gluck) who orchestrated the Telepresence action. On November 19, 2001, Media Technologies sued essentially the same group of defendants in the same court for infringement of the 501 Patent. On March 13, 2002, the Defendants again moved for summary judgment based on the fact that the Telepresence action was dismissed with prejudice. That motion was granted by the District Court on April 22, 2002. Plaintiff (Media Technologies, Inc.) appealed on May 2, 2002. The Court of Appeals for the Federal Circuit reversed the judgment on July 11, 2003, and the case has been returned to Judge Stotler in the Central District of California for trial.

Discovery in the case commenced September 29, 2003. A scheduling conference will be held before Judge Stotler on October 20, 2003 at which time the pretrial schedule will be decided. The parties have agreed to have an early claim construction hearing to be followed by the filing of dispositive motions. If the motions are denied, a trial could take place in late 2004, depending on the court's schedule. An adverse outcome in the litigation could result in a substantial liability for the Company.

The Company is a defendant in several other civil actions. In management's opinion, after consultation with legal counsel, these other actions will not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits as required by Item 601 of Regulation S-K filed herewith:

10.1 Letter Amendment effective January 1, 2001 to the License Agreement dated January 1, 1969 and Letter Amendments thereto between the Company and Major League Baseball Properties, Inc. Portions have been redacted subject to an application to the Securities Exchange Commission for confidential treatment.

31.1 Certification of Principal Executive Officer, pursuant to Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934

31.2 Certification of Principal Financial Officer, pursuant to Rules 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934

32.1 Certification of Arthur T. Shorin, Chief Executive Officer and President, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Catherine K. Jessup, Vice-President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)  Reports on Form 8-K


     1. Form 8-K dated June 26, 2003 with press release dated June 26, 2003 reporting the Company's second quarter dividend declaration.

     2.   Form 8-K dated June 26, 2003 reporting the Wizkids acquisition.

     3. Form 8-K dated September 10, 2003 reporting the signing of a letter of intent to acquire certain assets of the Foreign Candy Company, Inc.

     4. Form 8-K/A dated September 22, 2003 reporting the proforma information on the Wizkids acquisition.

     5. Form 8-K/A dated September 29, 2003 reporting the proforma information on the Wizkids acquisition.

     6. Form 8-K dated September 30, 2003 with press release dated September 29, 2003 reporting the Company's fiscal 2004 second quarter.

     7. Form 8-K dated October 8, 2003 with press release dated October 8, 2003 reporting the Company's third quarter dividend declaration.

                                                                    Exhibit 31.1


FORM OF CERTIFICATION REQUIRED BY RULES 13(a)-14 AND 15(d)-14
UNDER THE SECURITIES EXCHANGE ACT OF 1934


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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-14 and 15(d)-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;



Date:  October 14, 2003

                                        THE TOPPS COMPANY, INC.
                                        -----------------------
                                               REGISTRANT



                                          s/Arthur T. Shorin/s
                                        -----------------------
                                        Chairman, Chief Executive
                                          Officer and President

                                                                    Exhibit 31.2


FORM OF CERTIFICATION REQUIRED BY RULES 13(a)-14 AND 15(d)-14
UNDER THE SECURITIES EXCHANGE ACT OF 1934


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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-14 and 15(d)-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;



Date:  October 14, 2003


                                        THE TOPPS COMPANY, INC.
                                        -----------------------
                                               REGISTRANT




                                            s/Catherine K. Jessup/s
                                         ------------------------------
                                         Vice President-Chief Financial
                                                     Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002*




In connection with the Quarterly Report of The Topps Company, Inc. (the "Company") on Form 10-Q for the period ended August 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Arthur
T. Shorin, Chairman, Chief Executive Officer and President of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.







                                                   s/Arthur T. Shorin/s
                                                -------------------------
                                                Chairman, Chief Executive
                                                  Officer and President


October 14, 2003

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

                                                                    Exhibit 32.2





                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002*




In connection with the Quarterly Report of The Topps Company, Inc. (the "Company") on Form 10-Q for the period ended August 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Catherine K. Jessup, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.







                                                s/Catherine K. Jessup/s
                                                -----------------------
                                                    Vice President -
                                                Chief Financial Officer


October 14, 2003


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