Form 10-Q
period 2003-11-29
TOPPS CO INC
filed 2004-01-13
CIK 812076

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended November 29, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _________________


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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Act). Yes X No _. -


The number of outstanding shares of Common Stock as of January 8, 2003 was 40,557,451.

                             THE TOPPS COMPANY, INC.
                                AND SUBSIDIARIES



--------------------------------------------------------------------------------
                         PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------


ITEM 1. FINANCIAL STATEMENTS


                        Index                                         Page
                        -----

        Condensed Consolidated Balance Sheets as of November 29,
           2003 and March 1, 2003                                       3

        Condensed Consolidated Statements of Operations for the
           thirteen and thirty-nine week periods ended November
           29, 2003 and November 30, 2002                               4

        Condensed Consolidated Statements of Comprehensive Income
           for the thirteen and thirty-nine week periods ended
           November 29, 2003 and November 30, 2002                      5

        Condensed Consolidated Statements of Cash Flows for the
           thirty-nine week period ended November 29, 2003
           and November 30, 2002                                        6

        Notes to Condensed Consolidated Financial Statements            7

        Report of Independent Public Accountants                        15

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS                                       16


ITEM 3. DISCLOSURES ABOUT MARKET RISK                                   20


ITEM 4. CONTROLS AND PROCEDURES                                         21


--------------------------------------------------------------------------------
                           PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 1. LEGAL PROCEEDINGS                                               22

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                23

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                (Unaudited)
                                                November 29       March 1,
                                                   2003             2003
                                                   ----             ----
                                                 (amounts in thousands,
                                                    except share data)
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                        $ 89,552        $114,259
  Accounts receivable - net                          23,967          25,205
  Inventories                                        33,196          28,681
  Income tax receivable                                 911           2,029
  Deferred tax assets                                 3,474           3,267
  Prepaid expenses and other
    current assets                                   12,184          10,302
                                                   --------        --------
     TOTAL CURRENT ASSETS                           163,284         183,743

PROPERTY, PLANT AND EQUIPMENT                        31,496          28,941
  Less: accumulated depreciation
        and amortization                             17,392          14,335
                                                   --------        --------
     NET PROPERTY, PLANT AND EQUIPMENT               14,104          14,606

GOODWILL                                             67,587          48,839

INTANGIBLE ASSETS, net of
  accumulated amortization                           11,053           6,041

OTHER ASSETS                                         10,744           8,399
                                                   --------        --------
     TOTAL ASSETS                                  $266,772        $261,628
                                                   ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                 $  8,345        $  9,074
  Accrued expenses and other liabilities             27,048          29,243
  Income taxes payable                                1,806           3,942
                                                   --------        --------
     TOTAL CURRENT LIABILITIES                       37,199          42,259

OTHER LIABILITIES                                    23,423          22,601
                                                   --------        --------
     TOTAL LIABILITIES                               60,622          64,860
STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01
   per share; authorized 10,000,000 shares,
   none issued                                         -               -

  Common stock, par value $.01 per share;
   authorized 100,000,000 shares; issued
   49,244,000 shares as of November 29, 2003
   and March 1, 2003                                    492             492
  Additional paid-in capital                         27,475          27,344
  Treasury stock, 8,769,000 shares and
   8,564,000 shares as of November 29, 2003
   and March 1, 2003, respectively                  (82,324)        (80,791)
  Retained earnings                                 269,390         262,877
  Accumulated other comprehensive loss,
   net of income taxes                               (8,883)        (13,154)
                                                   --------        --------
     TOTAL STOCKHOLDERS' EQUITY                     206,150         196,768
                                                   --------        --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $266,772        $261,628
                                                   ========        ========


See Notes to Condensed Consolidated Financial Statements.

                                     THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       (Unaudited)
                                                    Thirteen weeks ended          Thirty-nine weeks ended
                                                November 29,     November 30,   November 29,    November 30,
                                                    2003             2002           2003            2002
                                                    ----             ----           ----            ----
                                                         (amounts in thousands, except share data)
Net sales                                         $ 78,580        $ 66,667        $227,563        $224,427

Cost of sales                                       54,665          45,007         146,124         144,814
                                                  --------        --------        --------        --------

      Gross profit on sales                         23,915          21,660          81,439          79,613

Selling, general and administrative expense         23,281          20,487          69,188          61,686

Other operating income (expense)                        21            (360)            345            (138)
                                                  --------        --------        --------        --------

     Income from operations                            655             813          12,596          17,789

Interest income, net                                   445             673           1,929           1,873
                                                  --------        --------        --------        --------

Income before provision (benefit) for
  income taxes                                       1,100           1,486          14,525          19,662

Provision (benefit) for income taxes                   118          (1,424)          4,750           4,719
                                                  --------        --------        --------        --------

                  Net income                      $    982        $  2,910        $  9,775        $ 14,943
                                                  ========        ========        ========        ========




Net income per share - basic                        $ 0.02          $ 0.07          $ 0.24          $ 0.36
                     - diluted                        0.02            0.07            0.23            0.35


Weighted average shares outstanding - basic     40,530,000      41,064,000      40,610,000      41,562,000
                                    - diluted   41,822,000      41,850,000      41,726,000      42,457,000


See Notes to Condensed Consolidated Financial Statements.

                                        THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED STATEMENTS OF
                                                   COMPREHENSIVE INCOME


                                                                      (Unaudited)
                                                    Thirteen weeks ended        Thirty-nine weeks ended
                                                November 29,   November 30,   November 29,    November 30,
                                                    2003           2002           2003            2002
                                                    ----           ----           ----            ----
                                                                (amounts in thousands)
Net income                                      $   982         $ 2,910         $ 9,775         $14,943

Currency translation adjustment                   3,301             131           4,271           2,456
                                                -------         -------         -------         -------

Comprehensive income                            $ 4,283         $ 3,041         $14,046         $17,399
                                                =======         =======         =======         =======


































See Notes to Condensed Consolidated Financial Statements.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         (Unaudited)
                                                  Thirty-nine weeks ended
                                                  November 29   November 30,
                                                     2003          2002
                                                     ----          ----
                                                   (amounts in thousands)

Cash flows from operating activities:
  Net income                                       $  9,775        $14,943
  Add/(subtract) non-cash items included in
    net income:
    Depreciation and amortization                     4,798          3,681
    Deferred income taxes                              (207)           139

Change in operating assets and liabilities:
  Accounts receivable                                 4,133          4,151
  Inventories                                        (1,120)        (5,133)
  Income tax receivable                              (1,019)         2,669
  Prepaid expenses and other current assets          (1,542)        (2,178)
  Payables and other current liabilities             (7,574)        (5,306)
  Other assets and liabilities                          359         (3,414)
                                                   ---------       --------
      Cash provided by operating activities           7,603          9,552
                                                   ---------       --------

Cash flows from investing activities:
  Acquisition of business, net of cash acquired     (28,593)          -
  Additions to property, plant and equipment         (1,989)        (2,995)
                                                   ---------       --------
      Cash used in investing activities             (30,582)        (2,995)
                                                   ---------       --------

Cash flows from financing activities:
  Dividends paid to shareholders                     (3,262)           -
  Purchase of treasury stock and
    exercise of stock options                        (1,406)        (12,084)
                                                   ---------       ---------
      Cash used in financing activities              (4,668)        (12,084)
                                                   ---------       ---------

Effect of exchange rates on cash and cash
  equivalents                                         2,940           2,681
Net decrease in cash and cash equivalents          $(24,707)       $ (2,846)
                                                   =========       =========

Cash and cash equivalents at beginning of period   $ 114,259       $ 121,057
Cash and cash equivalents at end period            $  89,552       $ 118,211

Supplemental disclosure of cash flow information:
  Interest paid                                    $     133       $      82
  Income taxes paid                                $   4,741       $   8,242



See Notes to Condensed Consolidated Financial Statements.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             THIRTEEN AND THIRTY-NINE WEEKS ENDED NOVEMBER 29, 2003


1.   Summary of Significant Accounting Policies

     Basis of Presentation: The accompanying unaudited condensed interim consolidated financial statements have been prepared by The Topps Company, Inc. and its subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, considered necessary for a fair presentation. Operating results for the thirteen and thirty-nine week periods ended November 29, 2003 and November 30, 2002 are not necessarily indicative of the results that may be expected for the year. For further information refer to the consolidated financial statements and notes thereto in the Company's annual report for the year ended March 1, 2003.

     Employee Stock Options: The Company accounts for stock-based employee compensation based on the intrinsic value of stock options granted in accordance with the provisions of APB 25, "Accounting for Stock Issued to Employees." Information relating to stock-based employee compensation, including the pro forma effects, had the Company accounted for stock-based employee compensation based on the fair value of stock options granted in accordance with SFAS 123, "Accounting for Stock-Based Compensation," is shown below:


                              (In thousands of dollars, except per share data)

                                       For the thirteen weeks ended
                               November 29, 2003            November 30, 2002
                           ------------------------     ------------------------
                           As reported    Pro forma     As reported    Pro forma
                           ------------------------     ------------------------

      Net income             $   982       $   633        $ 2,910       $ 2,573
      ---------------------------------------------     ------------------------
      Earnings per share
        Basic                $  0.02       $  0.02        $  0.07       $  0.07
        Diluted              $  0.02       $  0.02        $  0.07       $  0.06
      ---------------------------------------------     ------------------------


                                      For the thirty-nine weeks ended
                               November 29, 2003            November 30, 2002
                           ------------------------     ------------------------
                           As reported    Pro forma     As reported    Pro forma
                           ------------------------     ------------------------

      Net income             $ 9,775        $ 8,877        $14,943      $14,268
      ---------------------------------------------     ------------------------
      Earnings per share
        Basic                $  0.24        $  0.22        $  0.36      $  0.34
        Diluted              $  0.23        $  0.21        $  0.35      $  0.33
      ---------------------------------------------     ------------------------




     Options typically vest over a three-year period. In determining the preceding pro forma amounts under SFAS 123, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions: $0.16 per share dividend on fiscal 2004 options, but no dividend on fiscal 2003 and fiscal 2002 options; risk free interest rate, estimated volatility and expected life as follows: fiscal 2004 options - 4.4%, 38% and 6.5 years, respectively; fiscal 2003 options - 4.5%, 35% and 6.5 years, respectively; fiscal 2002 options - 5.7%, 59% and 6.7 years, respectively. There was no stock-based employee compensation in any year, so no adjustment to net income is required to the proforma figures.

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


3.   Accounts Receivable

                                                (Unaudited)
                                                November 29,     March 1,
                                                    2003           2003
                                                    ----           ----
                                                 (amounts in thousands)

        Gross receivables ..................... $  45,849       $ 43,250
        Reserve for returns ...................   (19,346)       (16,443)
        Reserve for discounts and bad debt ....    (2,536)        (1,602)
                                                ----------       --------
          Net ................................. $  23,967       $ 25,205
                                                ==========      =========



4.   Inventories

                                                (Unaudited)
                                                November 29,     March 1,
                                                    2003           2003
                                                    ----           ----
                                                 (amounts in thousands)



        Raw materials ......................... $  6,747        $  6,162
        Work in process .......................    3,960           2,229
        Finished products .....................   22,489          20,290
                                                --------        --------
          Total ............... ............... $ 33,196        $ 28,681
                                                ========        ========


5.   Segment Information

     Following is the breakdown of industry segments as required by SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company has two reportable business segments: Confectionery and Entertainment.

     The Confectionery segment consists of a variety of candy products including Ring Pop, Push Pop and Baby Bottle Pop, the Bazooka bubble gum line and licensed confections including Pokemon and Yu-Gi-Oh! products.

     The Entertainment segment primarily consists of cards and sticker album products featuring sports and non-sports licenses. Trading cards feature players from Major League Baseball, the National Basketball Association, the National Football League, and the National Hockey League, as well as characters from popular films, television shows and other entertainment properties. Sticker album products feature players from the English Premier League, as well as characters from entertainment properties including Pokemon and Yu-Gi-Oh! This segment also includes results from WizKids, a designer and marketer of strategy games acquired in July 2003.

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


                                                    Thirteen weeks ended          Thirty-nine weeks ended
                                                November 29,     November 30,   November 29,    November 30,
                                                    2003             2002           2003            2002
                                                    ----             ----           ----            ----
                                                                   (amounts in thousands)
        Net Sales
        ---------
        Confectionery ........................  $ 31,886        $ 29,225        $119,227        $114,575
        Entertainment ........................    46,694          37,442         108,336         109,852
                                                --------        --------        --------        --------
        Total ................................  $ 78,580        $ 66,667        $227,563        $224,427
                                                ========        ========        ========        ========

        Contributed Margin
        ------------------
        Confectionery ........................  $  9,253        $  9,819        $ 38,493        $ 40,977
        Entertainment ........................    10,964           9,602          28,383          28,697
                                                --------        --------        --------        --------
        Total                                   $ 20,217        $ 19,421        $ 66,876        $ 69,674
                                                ========        ========        ========        ========



        Reconciliation of Contributed Margin
          to Income Before Provision for
          Income Taxes:

        Total contributed margin .............  $ 20,217        $ 19,421        $ 66,876        $ 69,674
        Unallocated general and
          administrative expense
          and manufacturing overhead .........   (17,629)        (17,000)        (49,827)        (48,066)
        Depreciation and amortization ........    (1,954)         (1,248)         (4,798)         (3,681)
        Other income (expense) ...............        21            (360)            345            (138)
                                                ---------       ---------       ---------       ---------
        Income from operations ...............       655             813          12,596          17,789
        Interest income, net .................       445             673           1,929           1,873
                                                ---------       ---------       ---------       ---------
        Income before provision for income
          taxes ..............................  $  1,100        $  1,486        $ 14,525        $ 19,662
                                                =========       =========       =========       =========

6.   Dividends

     On June 26, 2003, the Board of Directors of the Company declared a quarterly cash dividend of $0.04 per share, payable on August 1, 2003 to shareholders of record on July 18, 2003. On October 8, 2003, the Board of Directors of the Company declared a quarterly cash dividend of $0.04 per share, payable on October 31, 2003 to shareholders of record on October 17, 2003.

7.   Credit Agreement

     On June 26, 2000, the Company entered into a credit agreement with Chase Manhattan Bank and LaSalle Bank National Association. The agreement provides for a $35.0 million unsecured facility to cover revolver and letter of credit needs and expires on June 26, 2004. Interest rates are variable and are a function of the Company's EBITDA. The credit agreement contains restrictions and prohibitions of a nature generally found in loan agreements of this type and requires the Company, among other things, to comply with certain financial covenants, limits the Company's ability to repurchase its shares, sell or acquire assets or borrow additional money and prohibits the payment of dividends. The credit agreement may be terminated by the Company at any point over the four-year term (provided the Company repays all outstanding amounts thereunder) without penalty. On June 1, 2002, the credit agreement was amended to provide for an increase in the number of shares of Topps common stock permitted to be repurchased, and the credit agreement was subsequently amendeded to permit the payment of dividends subject to the same limitations for share repurchases. There was no debt outstanding as of November 29, 2003.


8.   Reclassifications

     Effective March 3, 2002, the Company adopted the EITF Issue No. 00-14 "Accounting for Sales Incentives" which requires certain trade promotion expenses, such as slotting fees, to be presented as a reduction in sales. As a result, trade promotion expenses for the thirteen weeks ended November 29, 2003 and November 30, 2002 of $1,392,000 and $584,000, respectively, and for the thirty-nine weeks ended November 29, 2003 and November 30, 2002 of $2,845,000 and $2,250,000, respectively, have been reported as a reduction of net sales rather than as marketing expense. These changes did not impact reported earnings in either period.


9.   Goodwill and Intangible Assets

     On March 3, 2002, the Company adopted SFAS 141 "Business Combinations" and SFAS 142 "Goodwill and Other Intangible Assets" which require the Company to prospectively cease amortization of goodwill and instead conduct periodic tests of goodwill for impairment.

     As a result of the July 2003 acquisition of WizKids goodwill and other intangibles increased by $18.7 million and $6.2 million, respectively (see
     Note 11).

     Intangible assets consisted of the following as of November 29, 2003 and March 1, 2003:

                                                              (amounts in thousands)
                                            November 29, 2003                        March 1, 2003
                                               (Unaudited)
                                    Gross                              '    Gross
                                   Carrying   Accumulated              '   Carrying   Accumulated
                                    Value     Amortization     Net     '    Value     Amortization     Net
                                 --------------------------------------'--------------------------------------
     Licenses & Contracts          $21,569      $17,104      $ 4,465   '   $21,879      $16,594      $ 5,285
     Intellectual Property          18,784       12,993        5,791   '    12,584       12,473          111
     Software & Other                2,953        2,695          258   '     2,953        2,602          351
     Min. Pension  Liab.               539         -             539   '       294         -             294
                                   -------      -------      -------   '   -------      -------      -------
     Total Intangibles             $43,845      $32,792      $11,053   '   $37,710      $31,669      $ 6,041
                                   =======      =======      =======   '   =======      =======      =======

     Over the next five years the Company estimates annual amortization of the intangible assets detailed above to be as follows:

                                Fiscal Year              Amount
                                -----------              ------
                                                      (in thousands)

                                   2004                  $   2,251
                                   2005                  $   1,797
                                   2006                  $   1,797
                                   2007                  $   1,750
                                   2008                  $   1,703


     In addition to the amortization of intangibles listed above, reported amortization expense, which was $1,802,000 for the thirty-nine weeks ended November 29, 2003, included amortization of deferred financing fees and deferred compensation costs.


10.  Legal Proceedings

     In November 2000, the Commission of the European Communities (the "Commission") began an investigation into whether Topps Europe's distribution arrangements for its licensed products comply with European law (the "EU investigation"). The Commission was seeking information as to whether Topps Europe has engaged in the prevention of parallel trade between the member states of the European Union and/or European Economic Area, in infringement of Article 81 of the EC Treaty and/or Article 54 of the EEA Treaty. Topps Europe filed a response to the Commission's inquiry on November 29, 2000, and provided further information to the Commission on February 2, 2001, pursuant to its request. The Commission continued its investigation by submitting new requests for documents and information in early 2003. On June 17, 2003, the Commission took the first formal step in the investigation and filed a Statement of Objections, therein coming to a preliminary conclusion that Topps and its European subsidiaries infringed
     Article 81 of the EC treaty during 2000. Topps and Topps Europe have each formally responded to the Statement of Objections and a hearing in front of the European Commission Tribunal took place on October 23, 2003. If the Commission were to levy a fine that is ultimately upheld, it could be substantial. The maximum amount of the fine that could be levied against Topps and Topps Europe is 10% of annual revenues.

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

     Discovery in the case commenced September 29, 2003. A scheduling conference was held before Judge Stotler on October 20, 2003 at which time the pretrial schedule was decided and a stay was entered on all willfulness and damages discovery until January 20, 2004. Under the current schedule, trial is set to commence on November 9, 2004. Judge Stotler advised that she will not conduct a separate claim construction hearing, but will instead decide such issues in the context of summary judgment motions that are filed. An adverse outcome in the litigation could result in a substantial liability for the Company.


11.  Acquisition of Wizkids, LLC

     On July 9, 2003, the Company acquired Wizkids, LLC ("WizKids") for a cash purchase price of approximately $28.4 million. WizKids, a designer and marketer of collectible strategy games, is headquartered in Bellevue, Washington, and generated net revenues in calendar year 2002 of approximately $33 million, principally in the U.S. The acquisition was accounted for using the purchase method of accounting. The financial statements of WizKids have been consolidated into the financial statements of the Company subsequent to its date of acquisition, and an 8K/A including proforma financial information has been filed. The allocation of the purchase price has been reflected in the financial statements contained herein.

     The total consideration payable by the Company to the WizKids' shareholders is comprised of $29.5 million in cash, offset by a purchase price adjustment based on the level of WizKids working capital at the closing. The working capital adjustment is the amount by which net working capital at the closing was less than the required $3.7 million benchmark level. $28,284,469 was paid at closing to the shareholders of WizKids based on a preliminary negative working capital adjustment of $1,215,531, which was followed by a final payment of $92,031 in the third quarter. Additionally, the allocation of the purchase price includes $6.2 million for the intellectual property rights associated with the WizKids product line which is being amortized over a estimated useful life of 6 years.

     The Company entered into an employment agreement with Jordan Weisman, the majority shareholder and founder of WizKids, for a forty-eight month period following the closing. As part of this employment agreement, $2 million of the consideration paid to Mr. Weisman is being accounted for as deferred compensation expense and is being amortized over four years. If Mr. Weisman does not remain as a Topps employee for the full four years of the agreement, he will be required to pay the Company the remainder of the unamortized balance of his deferred compensation. As an additional part of his employment agreement, Mr. Weisman is also entitled to contingent payments during the forty-eight months subsequent to the closing equal to 2% of WizKids' annual net revenue in excess of $35 million, assuming that certain operating margin targets are met. In addition, Mr. Weisman was granted 165,000 options to acquire the Company's common stock, which were granted at fair market value on the date of grant and are vested over a four-year period.

     The following table sets forth the components of the purchase price:

         Total consideration                            $ 29,500,000
         Less: working capital adjustment                 (1,123,500)
               deferred compensation agreement            (2,000,000)
         Add:  purchase of license                         1,326,130
               estimated transaction costs                   700,000
                                                        ------------
         Total purchase price                           $ 28,402,630
                                                        ============


     The following table provides the preliminary estimated fair value of the acquired assets and liabilities assumed based upon WizKids' July 9, 2003 balance sheet:

         Current assets                                 $  8,201,851
         Property and equipment                              564,743
         Other assets                                        115,000
         Liabilities assumed, current                     (5,426,072)
                                                        ------------
         Fair value of net assets acquired                 3,455,522
         Intangible assets                                 6,200,000
         Goodwill                                         18,747,108
                                                        ------------
         Total estimated fair value of net
         assets acquired and estimated goodwill         $ 28,402,630
                                                        ============


     The impact of including Wizkids in the condensed consolidated statements of operations on a pro forma basis as if the acquisition had occurred on March 3, 2002 is as follows:



                                   Thirteen weeks ended           Thirty-nine weeks ended
                                November 29,    November 30,    November 29,    November 30,
                                   2003            2002            2003            2002
                                   ----            ----            ----            ----
        Net sales                $ 78,580         $ 79,137        $240,951        $252,769
        Income from operations        655            3,520          10,793          23,593
        Net income               $    982         $  4,640        $  8,664        $ 18,666
                                 ========         ========        ========        ========


Net income per share - basic     $   0.02         $   0.11        $   0.21        $   0.45
                     - diluted       0.02             0.11            0.21            0.44


12.  Recently Issued Accounting Pronouncements

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


13.  Subsequent Events

     On January 8, 2004, the Board of Directors of the Company declared a regular quarterly cash dividend of $0.04 per share, payable on January 30, 2004 to shareholders of record on January 16, 2004.

INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors and Stockholders of
The Topps Company, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of The Topps Company, Inc. and subsidiaries (the "Company") as of November 29, 2003, and the related condensed consolidated statements of operations and comprehensive income for the thirteen and thirty-nine week periods ended November 29, 2003 and November 30, 2002 and of cash flows for thirty-nine weeks ended November 29, 2003 and November 30, 2002. These financial statements are the responsibility of the Company's management.

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




s/   DELOITTE & TOUCHE LLP   /s




January 9, 2004
New York, New York

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Third Quarter Fiscal Year 2004 (thirteen weeks ended November 29, 2003) versus
------------------------------------------------------------------------------
Third Quarter Fiscal Year 2003 (thirteen weeks ended November 30, 2002)
-----------------------------------------------------------------------

The following table sets forth, for the periods indicated, net sales by key business segment:


                           Thirteen weeks ended       Thirty-nine weeks ended
                        November 29,  November 30,   November 29,  November 30,
                            2003          2002           2003          2002
                            ----          ----           ----          ----
                                      (In thousands of dollars)

        Net Sales
        ---------
        Confectionery     $  31,886    $  29,225       $ 119,227    $ 114,575
        Entertainment        46,694       37,442         108,336      109,852
                          ---------    ---------       ---------    ---------
        Total             $  78,580    $  66,667       $ 227,563    $ 224,427
                          =========    =========       =========    =========


Net sales for the third quarter of fiscal 2004 increased $11.9 million, or 17.9%, to $78.6 million from $66.7 million for the same period last year. WizKids, acquired in July of this year, contributed $6.8 million of this increase, and stronger foreign currencies versus the dollar increased sales by another $2.0 million.

Net sales of confectionery products, which include, among other things, Ring Pop, Push Pop, Baby Bottle Pop, Bazooka brand bubble gum and licensed candy products, increased $2.7 million, or 9.1%, in the third quarter of this year to $31.9 million from $29.2 million in fiscal 2003. The increase, the majority of which occurred in international markets, was largely due to the roll out of Juicy Drop Pop, sales of licensed candy containers in Europe and stronger sales of seasonal products domestically.

Net sales of entertainment products, which consist of cards, stickers, albums and the WizKids line of strategy games, increased $9.2 million, or 24.7%, to $46.7 million in the third quarter of fiscal 2004 from $37.4 million in the same period last year. This increase was primarily the result of the WizKids acquisition. Additionally, sales of non-sports publishing products were above last year, driven by sales of Yu-Gi-Oh! products in Europe and Garbage Pail Kids stickers domestically. Sales of traditional sports cards were flat in the quarter versus last year, with the timing of football products and higher sales of basketball products offseting a 20% reduction in the number of releases. Internet sales continued to run below year-ago levels.

Gross profit as a percentage of net sales of 30.4% in the third quarter of fiscal 2004 was lower than last year's 32.5% primarily due to costs associated with slow-moving products at WizKids.

SG&A as a percentage of net sales was 29.6% in the third quarter of fiscal 2004 versus 30.7% a year ago, and SG&A dollar spending increased to $23.3 million from $20.5 million. The dollar increase was largely the result of the WizKids acquisition, increased marketing costs due to new product introductions and increased media activity worldwide as well as legal expense associated with the European Commission legal case. The increase in SG&A expense versus last year was partially offset by an accrual last year for a legal settlement.

Interest income, net of $445,000 in the quarter this year was below year-ago levels due to lower interest rates and reduced cash balances following the WizKids acquisition.

The effective tax rate reflects provisions for federal, state and local income taxes in accordance with statutory income tax rates. The Company`s tax rate was 10.7% in the third quarter of this year versus a credit last year. In both years, the unusually low tax rate was a function of a reduction in the full year tax rate outlook.

Net income for the third quarter of fiscal 2004 was $982,000, or $0.02 per diluted share, compared with $2.9 million, or $0.07 per diluted share last year. Contained within the fiscal 2004 figures is a WizKids pre-tax loss of $3.0 million, or $0.05 per diluted share.


Nine Months Fiscal 2004 (thirty-nine weeks ended November 29, 2003) versus
--------------------------------------------------------------------------
Nine Months Fiscal 2003 (thirty-nine weeks ended November 30, 2002)
-------------------------------------------------------------------

Net sales in the first nine months of fiscal 2004 increased $3.2 million, or 1.4%, to $227.6 million from $224.4 million for the same period last year. WizKids added $11.8 million in sales, and stronger foreign currencies versus the dollar increased sales by another $6.6 million this year.

Net sales of confectionery products increased $4.6 million, or 4.1%, in the first nine months of this year to $119.2 million from $114.6 million in fiscal 2003, primarily as the result of the introduction of Juicy Drop Pop and Baby Bottle Pop with Candy Juice as well as higher sales of Pokemon and Yu-Gi-Oh! confectionery products in Europe.

Net sales of entertainment products decreased $1.6 million, or 1.4%, in first nine months of this year to $108.3 million from $109.9 million despite the WizKids acquisition which added $11.8 million to sales during the period. The decrease was primarily the result of lower sales of traditional sports cards in the U.S., a larger reversal last year of the returns provision for European sports products, and lower sales of products sold via the Internet.

Gross profit as a percentage of net sales for the first nine months of fiscal 2004 increased slightly to 35.8% as compared with 35.5% for the same period last year. This improvement was the result of lower royalty expense due to a reduced percentage of licensed products this year as well as to a reduction in overhead costs at our Scranton, Pennsylvania manufacturing facility. Partially offsetting these improvements were costs associated with slow-moving products at WizKids.

SG&A expense was $69.2 million for the first nine months of fiscal 2004 compared to $61.7 million in 2003. The acquisition of WizKids added $4.1 million in overhead and $0.7 million in amortization costs. In addition, increased marketing associated with new product introductions and media activity in the U.S. and Europe, stronger European currencies and higher legal expenses contributed to greater costs this year. The absence of costs associated with a legal settlement last year served to reduce expenses.

Interest income, net for the thirty-nine week period was unchanged at $1.9 million in fiscal 2004 versus $1.9 million in fiscal 2003, as interest from a tax refund received in the first quarter of this year offset the impact of lower interest rates and reduced cash balances following the WizKids acquisition.

The tax rate for the first nine months of fiscal 2004 was 32.7% versus 24.0% for the same period last year which was favorably impacted by income tax credits.

Net income in first nine months of fiscal 2004 was $9.8 million, or $0.23 per diluted share, compared with $14.9 million, or $0.35 per diluted share last year.

Liquidity and Capital Resources
-------------------------------

Management believes that the Company has adequate means to meet its liquidity and capital resource needs over the foreseeable future as a result of the combination of cash on hand, anticipated cash from operations and credit line availability.

At November 29, 2003, the Company had $89.6 million in cash and cash equivalents.

On June 26, 2000, the Company entered into a credit agreement with Chase Manhattan Bank and LaSalle Bank National Association. The agreement provides for a $35.0 million unsecured facility to cover revolver and letter of credit needs and expires on June 26, 2004. Interest rates are variable and are a function of the Company's EBITDA. The credit agreement contains restrictions and prohibitions of a nature generally found in loan agreements of this type and requires the Company, among other things, to comply with certain financial covenants, limits the Company's ability to repurchase its shares, sell or acquire assets or borrow additional money and prohibits the payment of dividends. The credit agreement may be terminated by the Company at any point over the four year term (provided the Company repays all outstanding amounts thereunder) without penalty. On June 1, 2002, the credit agreement was amended to provide for an increase in the number of shares of Topps common stock permitted to be repurchased, and the credit agreement was subsequently amended to permit the payment of dividends subject to the same limitation for share repurchases. There was no debt outstanding as of November 29, 2003.

In October 1999, the Board of Directors authorized the Company to purchase up to 5 million shares of its stock. In October 2001, purchases against this authorization were completed, and the Board of Directors authorized the purchase of up to an additional 5 million shares of stock. During the third quarter of fiscal 2004, the Company did not purchase any shares. The Company has repurchased a total of 2.9 million shares under the second authorization.

In the nine months ended November 29, 2003, the Company's net decrease in cash and cash equivalents was $24.7 million versus a decrease of $2.8 million in the comparable period of fiscal 2003. Cash provided by operating activities this year was $7.6 million versus $9.6 million last year largely due to a reduction in net income and a greater cash pension contribution, partially offset by a lesser increase in inventory this year than last.

Cash used in investing activities of $30.6 million this year versus $3.0 million last year, reflects the $28.6 million purchase of WizKids this year. Outside of the WizKids acquisition, the cash use in both periods reflects the Company's capital spending.

Cash used in financing activities reflects $3.3 million in cash dividends and $1.4 million of net treasury stock purchases this year, versus net treasury stock purchases of $12.1 million in fiscal 2003. There were no purchases of treasury stock in the third quarter of this year.

Cautionary Statements
---------------------

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby filing cautionary statements identifying important factors that could cause actual results to differ materially from those projected in any forward-looking statements of the Company made by or on behalf of the Company, whether oral or written. Among the factors that could cause the Company's actual results to differ materially from those indicated in any such forward statements are: (i) the failure of certain of the Company's principal products, particularly sports cards, entertainment cards, lollipops and sticker album collections, to achieve expected sales levels; (ii) the Company's inability to produce timely, or at all, certain new planned confectionery products; (iii) quarterly fluctuations in results; (iv) the Company's loss of important licensing arrangements; (v) the failure of etopps, the Company's on-line trading card initiative, to achieve expected levels of success; (vi) the Company's loss of important supply arrangements with third parties; (vii) the loss of any of the Company's key customers or distributors; (viii) further prolonged and material contraction in the trading card industry as a whole; (ix) excessive returns of the Company's products; (x) civil unrest, currency devaluation, health-related issues, or political upheaval in certain foreign countries in which the Company conducts business; (xi) an adverse outcome in the EU investigation; and (xii) the failure of certain new products being introduced by WizKids to achieve expected levels of success; as well as other risks detailed from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

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

ITEM 3. DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk associated with activities in derivative financial instruments (e.g., hedging or currency swap agreements), other financial instruments and derivative commodity instruments is confined to the impact of mark-to-market changes in foreign currency rates on the Company's forward contracts and options. The Company has no debt outstanding and does not engage in any commodity-related derivative transactions. As of November 29, 2003, the Company had contracts and options which were entered into for the purpose of hedging forecasted receipts and disbursements in various foreign currencies and which, primarily due to the weakening of the U.S. dollar, resulted in an unfavorable mark-to-market adjustment in the quarter.

ITEM 4. CONTROLS AND PROCEDURES


(a) Evaluation of disclosure controls and procedures.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.


(b) Changes in internal controls.
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange
Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

In November 2000, the Commission of the European Communities (the "Commission") began an investigation into whether Topps Europe's distribution arrangements for its licensed products comply with European law (the "EU investigation"). The Commission was seeking information as to whether Topps Europe has engaged in the prevention of parallel trade between the member states of the European Union and/or European Economic Area, in infringement of Article 81 of the EC Treaty and/or Article 54 of the EEA Treaty. Topps Europe filed a response to the Commission's inquiry on November 29, 2000, and provided further information to the Commission on February 2, 2001, pursuant to its request. The Commission continued its investigation by submitting new requests for documents and information in early 2003. On June 17, 2003, the Commission took the first formal step in the investigation and filed a Statement of Objections, therein coming to a preliminary conclusion that Topps and its European subsidiaries infringed Article 81 of the EC treaty during 2000. Topps and Topps Europe have each formally responded to the Statement of Objections and a hearing in front of the European Commission Tribunal took place on October 23, 2003. If the Commission were to levy a fine that is ultimately upheld, it could be substantial. The maximum amount of the fine that could be levied against Topps and Topps Europe is 10% of annual revenues.

On February 17, 2000, Telepresence, Inc. sued Topps and nine other manufacturers of trading cards (the "Defendants") in the Federal District Court for the Central District of California for infringement of U.S. Patent No. 5,803,501 which was issued on September 8, 1998 (the "501 Patent"). In its suit, Telepresence contended that the patent covers all types of "relic" cards that contain an authentic piece of equipment, i.e., a sporting implement or jersey. Topps received an opinion of counsel that its relic cards did not infringe the 501 Patent. After initial discovery, on November 15, 2000 the Defendants jointly moved for summary judgement on the grounds that the named Plaintiff (Telepresence, Inc.) did not have standing to sue for infringement of the 501 Patent. The motion was granted and the Telepresence litigation was dismissed with prejudice on March 28, 2001.

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

Discovery in the case commenced September 29, 2003. A scheduling conference was held before Judge Stotler on October 20, 2003 at which time the pretrial schedule was decided and a stay was entered on all willfulness and damages discovery until January 20, 2004. Under the current schedule, trial is set to commence on November 9, 2004. Judge Stotler advised that she will not conduct a separate claim construction hearing, but will instead decide such issues in the context of summary judgment motions that are filed. An adverse outcome in the litigation could result in a substantial liability for the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits as required by Item 601 of Regulation S-K filed herewith:


     10.1 First   Amendment,   effective  August  1,  2003,  to  the  Employment
          Agreement, dated as of July 9, 2003 between WizKids, LLC and Jordan K. Weisman*

     10.2 Second Amendment, effective October 1, 2003, to the Employment Agreement dated as of July 9, 2003, between WizKids, LLC and Jordan K. Weisman*

     31.1 Certification  of  Principal   Executive  Officer  pursuant  to  Rules
          13(a)-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934

     31.2 Certification  of  Principal   Financial  Officer  pursuant  to  Rules
          13(a)-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934

     32.1 Certification of Arthur T. Shorin, Chief Executive Officer and President, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification  of  Catherine  K.  Jessup,   Vice-President  and  Chief
          Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)  Reports on Form 8-K

     1. Form 8-K, dated November 19, 2003, reporting the termination of discussions to acquire certain assets of the Foreign Candy Company, Inc.

     2. Form 8-K, dated January 8, 2004, with press release, dated January 7, 2004, reporting the Company's fiscal 2004 third quarter financial results.

     3. Form 8-K, dated January 8, 2004, with press release, dated January 8, 2004, reporting the Company's fourth quarter dividend declaration.



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                THE TOPPS COMPANY, INC.
                                -----------------------
                                       REGISTRANT


                                s/   Catherine Jessup    /s
                                ----------------------------
                                Vice President-Chief Financial
                                           Officer


January 13, 2004


*Filed herewith

                                                                Exhibit 10.1


                                 FIRST AMENDMENT
                             TO EMPLOYMENT AGREEMENT

     FIRST AMENDMENT, dated August 1, 2003 (this "First Amendment") to the Employment Agreement, dated as of July 9, 2003 between WizKids, LLC, a Delaware limited liability company (the "Company"), Jordan Weisman (the "Executive) and for purposes of Sections 3(d) and 6(f) only, The Topps Company, Inc. ("Topps"), a Delaware corporation.

                              W I T N E S S E T H :
                              - - - - - - - - - -

     WHEREAS, the parties desire to amend the Agreement as more fully set forth herein.

     NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, and in consideration of the agreements herein, the parties hereto agree as follows:

Defined Terms.
-------------
Unless otherwise defined herein, capitalized terms in this First Amendment shall have the meanings ascribed to them in the Agreement.

Amendments.
-----------

Section 3(d) of the Agreement is hereby amended and restated in its entirety to read as follows:

     "(d) Options. On July 29, 2003, Topps shall grant the Executive an option to purchase 165,000 shares of common stock of Topps, at an exercise price equal to the Fair Market Value (as such term is defined in the Topps' 2001 Stock Incentive Plan) as of such date. The option shall vest as to 41,250 shares as of the date hereof, and shall vest as to an additional 41,250 shares on each of the first, second, and third anniversaries of such date and shall otherwise be subject to the terms and conditions of the Company's Topps 2001 Stock Incentive Plan and a stock option agreement entered into between the parties hereto, containing customary terms for similarly situated employees of Topps."


Miscellaneous.
--------------

The terms of this First Amendment and all rights and obligations of the parties hereto shall be interpreted and governed by the laws of Delaware, without giving effect to the choice of law principles thereof. No amendment or modification of this First Amendment or the Agreement shall be valid or binding upon the parties unless in writing and signed by both parties.

Enforceability of Agreement.
----------------------------
Except as otherwise specifically provided herein, the Agreement shall remain in full force and effect in accordance with its terms, without any waiver, amendment or modification of any provision thereof. All references in the Agreement to "this Agreement" shall be deemed to refer to the Agreement as amended by this First Amendment.

Counterparts.
-------------

This First Amendment may be executed in counterparts (including by facsimile), each of which shall be deemed an original, but all of which shall constitute the same instrument.

                            [signature page follows]

     IN WITNESS WHEREOF, the parties hereto have executed this First Amendment as of the date and year first above written.



                                        WizKids, LLC



                                        By:  s/ Donald J. Gorski /s
                                            -------------------------
                                            Name: Donald J. Gorski
                                            Title: President


                                        By:  s/ Jordan Weisman /s
                                            ---------------------
                                            Jordan Weisman




                                        TOPPS COMPANY, INC., solely with
                                        respect to Sections 3(d) and 6(f)
                                        of the Agreement.





                                        By:  s/ Warren Friss /s
                                            -------------------
                                            Name:  Warren Friss
                                            Title: Vice President

                                                                Exhibit 10.2



                                SECOND AMENDMENT
                             TO EMPLOYMENT AGREEMENT

     SECOND AMENDMENT, dated October 1, 2003 (this "Second Amendment") to the Employment Agreement, dated as of July 9, 2003 between WizKids, LLC, a Delaware limited liability company (the "Company"), Jordan Weisman (the "Executive") and for purposes of Section 3(a) only, The Topps Company, Inc. ("Topps"), a Delaware corporation.

                              W I T N E S S E T H :
                               - - - - - - - - - -

     WHEREAS, the parties desire to amend the Agreement as more fully set forth herein.

     NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, and in consideration of the agreements herein, the parties hereto agree as follows:

Defined Terms.
--------------
Unless otherwise defined herein, capitalized terms in this Second Amendment shall have the meanings ascribed to them in the Agreement.

Amendments.
-----------

Section 3(a) of the Agreement is hereby amended and restated in its entirety to read as follows:

     "(a) Salary. The Company shall pay to the Executive a salary (the "Salary") of $200,000 per annum, payable in accordance with the payroll practices of the Company as the same shall exist from time to time. The Salary shall be reviewed for increase (but not decrease) on an annual basis coinciding with the fiscal year end of the Company."

Miscellaneous.
--------------

The terms of this Second Amendment and all rights and obligations of the parties hereto shall be interpreted and governed by the laws of Delaware, without giving effect to the choice of law principles thereof. No amendment or modification of this Second Amendment or the Agreement shall be valid or binding upon the parties unless in writing and signed by both parties.

Enforceability of Agreement.
----------------------------

Except as otherwise specifically provided herein, the Agreement shall remain in full force and effect in accordance with its terms, without any waiver, amendment or modification of any provision thereof. All references in the Agreement to "this Agreement" shall be deemed to refer to the Agreement as amended by this Second Amendment.

Counterparts.
-------------

This Second Amendment may be executed in counterparts (including by facsimile), each of which shall be deemed an original, but all of which shall constitute the same instrument.

                            [signature page follows]

     IN WITNESS WHEREOF, the parties hereto have executed this Second Amendment as of the date and year first above written.




                                        WizKids, LLC



                                        By:  s/ Donald J. Gorski /s
                                            ----------------------
                                            Name:  Donald J. Gorski
                                            Title: President


                                        By:  s/ Jordan Weisman /s
                                            ----------------------
                                            Jordan Weisman




                                        TOPPS COMPANY, INC., solely with
                                        respect to Sections 3(a) of the
                                        Agreement.





                                        By:  s/ Warren Friss /s
                                            -------------------
                                            Name: Warren Friss
                                            Title: Vice President

                                                                Exhibit 31.1


FORM OF CERTIFICATION REQUIRED BY RULES 13(a)-14(a) AND 15(d)-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934


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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-15(e) and 15(d)-15(e) for the registrant and we have:

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

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: January 13, 2004


                        THE TOPPS COMPANY, INC.     s/  Arthur T. Shorin  /s
                        -----------------------     -------------------------
                              REGISTRANT            Chairman, Chief Executive
                                                      Officer and President

                                                                Exhibit 31.2

FORM OF CERTIFICATION REQUIRED BY RULES 13(a)-14(a) AND 15(d)-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934


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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-15(e) and 15(d)-15(e) for the registrant and we have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: January 13, 2004

                       THE TOPPS COMPANY, INC.     s/  Catherine K. Jessup  /s
                       -----------------------    ------------------------------
                              REGISTRANT          Vice President-Chief Financial
                                                             Officer

                                                                Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of The Topps Company, Inc. (the "Company") on Form 10-Q for the period ended November 29, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Arthur
T. Shorin, Chairman, Chief Executive Officer and President of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.







                                          s/ Arthur T. Shorin /s
                                        -------------------------
                                        Chairman, Chief Executive
                                          Officer and President


January 13, 2004

                                                                Exhibit 32.2




                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of The Topps Company, Inc. (the "Company") on Form 10-Q for the period ended November 29, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Catherine K. Jessup, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.







                                          s/  Catherine K. Jessup  /s
                                        ------------------------------
                                        Vice President-Chief Financial
                                                     Officer

January 13, 2004