Form 10-K
period 2004-02-28
TOPPS CO INC
filed 2004-05-13
CIK 812076

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

                   For the fiscal year ended February 28, 2004


                                       OR

[  ]                    TRANSITION REPORT PURSUANT TO SECTION
               13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ___________ to ___________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes _X_   No ___.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Rule 126-2 of the Act). Yes _X_   No ___.

     The aggregate market value of Common Stock held by non-affiliates as of the last business day of the most recently completed fiscal second quarter was approximately $362,188,000.

     The number of outstanding shares of Common Stock as of May 4, 2004 was 40,605,981.


                Documents incorporated by reference                     Part
                -----------------------------------                     ----

Annual Report to Stockholders for the Year Ended February 28, 2004     I,II,IV
Proxy Statement for the 2004 Annual Meeting of Stockholders             III
________________________________________________________________________________

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

     Topps is a marketer of premium-branded confectionery products including lollipops such as Ring Pop, Push Pop and Baby Bottle Pop, chewy products, specifically Juicy Drop Chews and Juicy Bugs, Bazooka brand bubble gum and certain licensed candy items. The Company also markets collectible entertainment products including trading cards and sticker album collections featuring professional athletes and popular television, movie and other licensed characters, and collectible strategy games.

     In 1995, the Company acquired Merlin Publishing International Limited ("Merlin"), a U.K.-based marketer of licensed collectibles, primarily sticker album collections. While continuing to market products under the Merlin brand name, Merlin changed its corporate name to Topps Europe Ltd. ("Topps Europe") in March 1997. In August 2001, the Company acquired thePit.com, Inc. which operates an Internet-based sports card exchange. In July 2003, the Company acquired WizKids, LLC ("WizKids"), a designer and marketer of collectible strategy games.

     The Company, which is headquartered in New York, N.Y., also has offices in Pennsylvania, Delaware, the state of Washington, Canada, the U.K., Ireland, Italy and Argentina and distributes its products in many countries around the world.



                                    PRODUCTS
Confectionery

     The Company markets premium-quality lollipops and other non-chocolate confectionery products throughout the United States, Canada, Europe and parts of Asia, Latin America, and Australia. Branded lollipops include Ring Pop (candy molded into the form of an exaggerated precious gem stone and anchored to a plastic ring), Push Pop (a cylinder-shaped lollipop packaged in a plastic container with a removable cap, designed to enable consumers to eat a portion of the pop and save the rest for later), Baby Bottle Pop (a miniature baby bottle filled with fruit-flavored powder or candy juice and topped with a candy nipple) and Juicy Drop Pop (a lollipop with a separate container of candy juice to be squirted onto the pop.)


================================================================================
Trademarks of The Topps Company, Inc. and subsidiaries appearing in this report:
Baby Bottle Pop, Bazooka, Bazooka Joe, Big Mouth Candy Spray, Bowman, etopps, etopps.com, Garbage Pail Kids, Juicy Bugs, Juicy Drop Chews, Juicy Drop Pop, Mars Attacks, Merlin, Push Pop, Ring Pop, thePit.com, Topps, Topps Chrome, Topps Finest, Topps Heritage, Topps Pristine, Wacky Packages and WizKids.

Unless otherwise indicated, all date references refer to fiscal years.

     The Company has marketed Bazooka brand bubble gum since 1947. Traditional chunk Bazooka bubble gum is produced in individually-wrapped rectangular pieces in a variety of flavors and sold generally at a suggested retail price of five cents a piece. Individual pieces of Bazooka brand bubble gum include a comic featuring Bazooka Joe, a copyrighted cartoon character, which celebrated its fiftieth anniversary in 2003. In addition to individual pieces, the Company sells multiple-piece packs of Bazooka which are designed for distribution across all major trade channels.

     Licensed confectionery products have included containers replicating the Pokemon ball with candy and a decorated Pokemon figure inside as well as Pokemon lollipops. Sales of Pokemon confectionery products began in fiscal 2000 and peaked in 2001. In 2003, the Company introduced Yu-Gi-Oh! lollipops and containers.

     In the U.S.,  the Company's  confectionery  focus is on providing  children with compelling high-quality products, expanding product availability (distribution points and in-store location) and advertising certain products on children's television. Over the last few years, the Company has experienced solid progress in terms of its U.S. retail distribution and brand and advertising awareness. Near term, the Company expects to place greater emphasis on new products as a source of growth and will direct its focus accordingly. Overseas, the primary emphasis is on delivering innovative products to the marketplace and securing new listings in key retailers. In 2004, confectionery distribution in Europe was expanded to include Co-op and Norgen Gruppen in Norway, ICA and Co-op in Sweden, Intermarche in France, and a number of grocery retailers in Germany.

     In fiscal 2004, the Company realized a key strategic objective by expanding its product line beyond lollipops and bubble gum to include Juicy Drop Chews, Juicy Bugs (chewy candies with gel centers) and Big Mouth Candy Spray (liquid candy in a spray container). In addition, Juicy Drop Pop was introduced in fiscal 2004.



Entertainment

     The Entertainment segment consists of publishing products in the form of trading cards and sticker album collections featuring sports and non-sports licenses, and the WizKids line of collectible strategy games acquired in July 2003.

     In the U.S. and Canada, publishing products are generally sold in the form of picture cards, while in the rest of the world publishing products are typically sold in the form of sticker album collections. The Company markets cards in various size packages for distribution through a variety of trade channels. Sticker album products are designed so that stickers, which are sold in packages, can be placed in an associated album that contains detailed information on the subject.

     Sports card and sticker album products contain photographs of athletes as well as other features which may include player and team statistics, biographical material and, in certain instances, pieces of memorabilia and/or players' autographs. Sports card products feature professional sports figures from Major League Baseball, NFL Football, NBA Basketball and NHL Hockey, while sports sticker album products feature European Football (soccer) players. In the U.K. these collections feature players of the English Premier League. The Company also markets bubble gum with mini stickers and associated albums featuring Italy's professional soccer league (Calcio). Additionally, in fiscal 2003 the Company marketed sticker album products associated with the World Cup soccer tournament, which occurs every four years, and is presently selling products featuring European Cup players in fiscal 2005.

     The Company distributes sports card products in North America under brand names including Topps, Topps Heritage, Topps Finest, Topps Chrome, Topps Pristine and Bowman. The Company attempts to ensure that each brand of sports cards has its own unique positioning in the marketplace. For example, Topps Heritage, a retro brand with bubble gum in every pack, addresses a perceived consumer demand for nostalgia-based products and capitalizes on Topps' heritage and history in the sports collectible industry. Internationally, the Company distributes its sticker album collections under the Merlin and Topps brands.

     The Company has marketed various non-sports trading cards and sticker album products since the 1950's, featuring some of the dominant entertainment properties of all time, including The Beatles, Elvis Presley, Star Wars, E.T.:
The Extra-Terrestrial, Hopalong Cassidy, Batman, Teenage Mutant Ninja Turtles, Jurassic Park, Pokemon and Yu-Gi-Oh!. During the fiscal 2000 to 2003 period, the Company distributed Pokemon products in over 44 countries and 25 languages. From time to time, the Company has also marketed cards and stickers featuring self-created entertainment properties such as Wacky Packages, Garbage Pail Kids and Mars Attacks.

     In fiscal 2004, the Company marketed licensed non-sports trading card and sticker album products featuring The Lord of the Rings: Return of the King, Hamtaro, Yu-Gi-Oh! (sticker albums only), SpongeBob SquarePants, Marvel characters and Pokemon. The Company also re-introduced a new line of Garbage Pail Kids stickers and will market a new line of Wacky Packages stickers in fiscal 2005. Over the years, entertainment cards and sticker album products have experienced peaks and valleys in terms of consumer interest, which has prompted the Company to be highly selective in determining which entertainment licenses to pursue.

     All card and sticker album products are of high quality, showcasing various technologies and state-of-the-art reproduction techniques. Cards may include printing features such as foil stamping, film lamination, autographs and/or small pieces of memorabilia. The Company is continuously updating the features of its cards and sticker album products and seeking new ideas and printing technologies. Card prices generally range from a suggested retail price of $0.99 to $7.00 per pack, while overseas sticker pack prices are generally the equivalent of approximately fifty cents. The Company also sells certain sports products in pack configurations at prices exceeding $30 per pack and in box configurations that are offered to the consumer at a suggested retail price of $100 or more.

     In August 2001, the Company acquired thePit.com for $5.7 million in cash. ThePit.com makes a market in certain sports cards and provides a means by which collectors can buy and sell cards in real time over the Internet.

     In October 2001, the Company launched etopps, a trading card brand sold exclusively on the Internet at www.etopps.com. Each week on the etopps website, a limited number of cards featuring distinguished athletes are offered for sale. In April 2004, additional features were added to the etopps website enabling card holders to play a variety of fantasy-style games and to trade their etopps cards more easily. The Company also markets memorabilia over the Internet through the ToppsVault.com.

     In July 2003, the Company acquired WizKids for a cash purchase price of approximately $28.4 million. WizKids, headquartered in Bellevue, Washington, is a designer and marketer of collectible strategy games. Games are played with miniature figurines on bases containing game-specific information. Core products are sold under the MechWarrior, Mage Knight and HeroClix brand names and are marketed primarily through the hobby channel. In February, the Company introduced SportsClix, a strategy game featuring Major League Baseball players.

     For a schedule of net sales by key business segment for the past three fiscal years, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 5 of the Company's Annual Report to Stockholders for the year ended February 28, 2004 (the "Annual Report"), which is hereby incorporated by reference.



                           DISTRIBUTION AND MARKETING

Sales and Distribution

     In the U.S. and Canada, internal and field sales employees handle sales of confectionery products to national accounts. Confectionery sales to other channels are handled by a nationwide network of broker organizations managed by Topps employees. Topps Confectionery products reach thousands of retail outlets including supermarkets, drugstores, convenience stores, mass merchandisers, warehouse clubs, dollar stores, video outlets and other specialty accounts. The Company's employees also handle U.S. sales of entertainment card products to approximately 1,700 hobby stores, hobby distributors, national accounts and category managers who service major retail outlets.

     In most of Europe, as well as in Latin America, Japan and Australia, sales are generated primarily through distributors serviced by Topps employees. In the U.K., sales of both confectionery and entertainment products are handled by a dedicated field sales force augmented by wholesalers selling to independent retailers. These wholesalers reach approximately 30,000 retail news and confectionery outlets.

     WizKids' products are sold primarily to gaming stores via distributors. Post acquisition, Topps sales force has assisted WizKids in reaching mass retailers. WizKids uses a network of 4,000 volunteers to run approximately 10,000 in-store tournaments a month for its customers.

Advertising and Promotion

     The Company utilizes a variety of marketing vehicles, including television, radio and print advertising campaigns, sweepstakes, on-line ads and promotions designed to create consumer awareness and stimulate retail sales of its products. Advertising and marketing expenses (which encompass media spending, consumer promotions and research) included in selling, general and administrative expenses amounted to $23,820,000 in fiscal 2004, $20,145,000 in fiscal 2003 and $18,790,000 in fiscal 2002.

     Approximately 75% of the Company's fiscal 2004 sales, and approximately 80% of both fiscal 2003 and 2002 sales, were made on a returnable basis. Industry practice requires that the Company provide the right to return on sales of trading card products (excluding those to certain channels of distribution), on confectionery products and on sales of most sticker album products. Consolidated return provisions net of reversals as a percentage of net sales for the fiscal years ended 2004, 2003 and 2002 were 5.9%, 7.7%, and 4.9%, respectively. Returns significantly in excess of the Company's returns reserve could have a material adverse effect on the Company.



                                   PRODUCTION

Confectionery

     Ring Pop lollipops for sale in North America are manufactured at the Company's Scranton, Pennsylvania factory. Ring Pop lollipops for sale in international markets as well as all Push Pops, Baby Bottle Pops and many of the Company's other lollipop products are manufactured by a single independent supplier in factories located in Taiwan, Thailand and China. Juicy Drop Chews and Juicy Bugs are manufactured by single independent suppliers in Brazil and England, respectively. The loss of production at one or more of these facilities due to civil unrest or for any other reason could have a material adverse effect on the Company.

     Bazooka bubble gum is produced by the Hershey Foods Corporation under a contract that is renewed annually for a five-year term. This contract requires the Company to source certain of its U.S. Bazooka production needs from Hershey, provided it can fulfill the orders on a timely basis. Failure by Hershey to supply the Company on a timely basis could have a material adverse effect on sales of Bazooka until the Company could make other arrangements.



Entertainment

     In the U.S., photographs of athletes are generally taken by freelance photographers on special assignment with the Company. In addition, certain photography is provided by the organizations representing the leagues and their member teams. Pictures of non-sports entertainment subjects are generally furnished by the respective licensor or created by artists retained by the Company. Computerized graphic artwork and design development for all of the Company's products is done by staff artists and through independent design agencies under the Company's direction. The Company's Graphic Services Department also utilizes computerized technology to enhance and color-correct photography and computer imaging to create interesting and unusual backgrounds and visual effects.

     High-quality substrates (paperboard, foilboard) are sent directly to outside printers by the Company's suppliers. Pictures are printed utilizing a variety of techniques and sometimes include foil stamping and UV (ultra violet) coating. Cards that require specialized printing and the combination of various substrates like plastic, polystyrene and holographic foils are purchased in full sheet form from specialty printers. Full sheets are then delivered to contract packers where they are cut into individual cards, collated and wrapped in a variety of package configurations.

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

     Collectible miniature strategy games are manufactured by a single supplier in China. Collectible figures are designed by the Company, and the tooling manufacture is subcontracted to a variety of tool and die manufacturers in China and Taiwan.

     Raw materials for confectionery products and paperboard, packaging materials, foil stamping and UV coating for cards, among other things, are required to manufacture the Company's total line of confectionery and entertainment products and are generally available to the Company. The Company relies on single producers for several of these ingredients or processes, although alternative suppliers are generally available. If any of these single sources were no longer available to the Company, some adjustment in product specification would probably be required.



                        TRADEMARKS AND LICENSE AGREEMENTS

     The Company considers its trademarks and license agreements to be of material importance to its business. Most of the Company's principal trademarks have been registered in the United States and many foreign countries where its products are sold. Sports picture products marketed in the U.S. are generally produced under license agreements with individual athletes or their players' associations, as well as the licensing bodies of the professional sports leagues. These agreements cover the following sports: Major League Baseball, NBA Basketball, NFL Football and NHL Hockey. The Company also has a contract with Premier League Soccer in England and with players and teams with regard to soccer in Italy. Given the possibility of labor disruption in hockey during the 2004 season, the Company does not intend to renew its NHL hockey agreement when it expires in June 2004. The absence of hockey products is not expected to have a material adverse effect on the Company's sales or earnings in fiscal 2005. The Company's inability to renew, or continue to operate under licenses relating to Major League Baseball or U.K. Premier League soccer, and its ability to market products in these sports, could have a material adverse effect on the Company.

     The Company has an individual license agreement with virtually every Major League Baseball player. Each baseball player's license agreement is initially for four major league baseball seasons and may be extended for additional seasons as rights are used, if the player and the Company agree. Typically, these agreements are extended annually. Among the rights the Company receives are rights to use a player's name, picture, facsimile signature and biographical description in the form of two- or three- dimensional pictures, trading cards, postcards, stickers, stamps, transfers, decals, medallions or coins, each within certain size limitations. The licenses granted to the Company by athletes permit the athlete to grant others rights to the use of his name, picture and facsimile signature on other products, including collectible picture cards sold alone or with products other than gum and (with certain exceptions) candy. The Company conducts a related active licensing program with minor league baseball players and continuously seeks to supplement its relationship with the baseball community by personal visits and corporate identification. The Company considers such relationships to be good and to be of great importance. However, should an appreciable number of Major League Baseball players refuse to sign the Company's license agreement, it could have a material adverse effect on the Company.

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

     Total royalty expense under the Company's sports and non-sports entertainment licensing contracts for the fiscal years ended 2004, 2003 and 2002 was $23,912,000, $25,344,000 and $25,669,000 respectively. See Note 22 of Notes to Consolidated Financial Statements in the Annual Report, which is incorporated herein by reference, for a description of minimum guarantee payments required under the Company's existing sports and non-sports entertainment contracts.

     In fiscal 2004, the Company initiated a program of licensing its own Bazooka, Bazooka Joe, Ring Pop, Push Pop, and Baby Bottle Pop trademarks to third parties. Licensees include manufacturers of apparel, childrens' cosmetics, footwear and collectibles.



                                   COMPETITION

     The Company competes for sales as well as counter and shelf space with large corporations in the food, candy, publishing, toy and other industries. Many of these corporations have substantially greater resources than the Company. More narrowly, the Company competes with other companies, large and small, which market gum, candy, trading cards, sticker albums and strategy games for the spending money of children and adult collectors. The Company believes that the industries in which it operates are highly competitive.



                                   SEASONALITY

     The Company's sales of Confectionery products are seasonally stronger in the first two fiscal quarters of each year, but are also impacted by the introduction of new products and line extensions as well as by advertising and consumer and trade support programs. In the Entertainment segment, sales of U.S. sports card products are sold throughout the year and span the four major sports seasons in which the Company currently participates, i.e., baseball, football, basketball and hockey. Topps Europe's sales of sports sticker album products are driven largely by shipments of Premier League Soccer products, with much of the sales activity occurring in December through April. Sales of non-sports cards, sticker albums and games tend to be driven by the timing of product introductions and the property on which they are based, often peaking with the release of a movie or the rise in popularity of a particular licensed property.

                         DEPENDENCE ON CERTAIN CUSTOMERS

     The Company has one customer, McLane Distribution Services, Inc. that accounted for approximately 10% of consolidated net sales in fiscal 2004. This customer purchases primarily confectionery products from the Company and distributes them to Wal-Mart, Sam's Club, Southland Corp., and convenience stores in the U.S. The loss of this customer could have a material adverse effect on the Company's plans and results.



                                   ENVIRONMENT

     The Company believes that it is in compliance in all material respects with existing federal, state and local regulations relating to the protection of the environment. Such environmental regulations have not had a material impact on the Company's capital expenditures, earnings or competitive position.



                                    EMPLOYEES

     The Company employed approximately 500 people in fiscal 2004, 70 of which were added as a result of the acquisition of WizKids.

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

                              CAUTIONARY STATEMENTS

     In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby filing cautionary statements identifying important factors that could cause actual results to differ materially from those projected in any forward-looking statements of the Company made by or on behalf of the Company, whether oral or written. The Company wishes to ensure that any forward-looking statements are accompanied by meaningful cautionary statements in order to maximize to the fullest extent possible the protections of the safe harbor established in the Reform Act. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors, among others, that could cause the Company's actual results to differ materially from those projected in forward-looking statements of the Company:

     1. Dependence on Licenses. The Company's trading card and sticker album businesses are highly dependent upon licensing arrangements with third parties. These licenses, which have varying expiration dates, are obtained from the various professional sports leagues, players associations and, in certain instances, the players themselves as well as from non-sports entertainment companies. The Company's inability to renew or retain certain of these licenses, or the lack of vitality of these licenses, could materially adversely affect its future plans and results.

     2. Contraction in Sports Card Industry. The Company believes that the sports card industry as a whole has contracted significantly over at least the last ten years. Further prolonged and material contraction in the sports card industry, whether caused by labor strife or otherwise, could materially adversely affect the Company's future plans and results.

     3. New Products. The Company may be unable to produce timely, or at all, certain new planned confectionery products. The inability of the Company to produce planned confectionery products could materially adversely affect its future plans and results.

     4. Returns. Approximately 75% of the Company's fiscal 2004 sales were made on a returnable basis. Although the Company maintains returns provisions, returns considerably in excess of the Company's provisions could materially adversely affect its future plans and results.

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

     7. Internet. The Company is continuing to invest in an Internet strategy. There is no guarantee that the strategy will be successful. The failure of the Company's Internet business to achieve expected levels of success could materially adversely affect the Company's future plans and results.

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



FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS, FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     The Company operates in two business segments. They are: (i) the marketing and distribution of confectionery products; (ii) the marketing and distribution of entertainment products. Segment and geographic area information contained in
Note 16 of the Notes to Consolidated Financial Statements included in the Annual Report is hereby incorporated by reference.

                        EXECUTIVE OFFICERS OF THE COMPANY

     The information required by this item with respect to the directors of the Company and those executive officers who are also directors appearing in the Proxy Statement for the annual meeting of stockholders scheduled to be held on July 1, 2004 ("2004 Proxy Statement") is hereby incorporated by reference thereto. Set forth below is information required by this item covering the other executive officers of the Company.


                        Position with the Company and business
Name                    experience during the past five years
----                    --------------------------------------

Ronald L. Boyum         Vice President-Marketing and Sales and General Manager
                        Confectionery of the Company since February 2000; Vice
                        President-Marketing and Sales of the Company since March
                        1995.  Mr. Boyum is 52 years of age.

Edward P. Camp          Vice President of the Company since April 1997 and
                        President-Hobby Division since October 1995. Mr. Camp held a number of sales-related positions within the Company prior thereto. Mr. Camp is 57 years of age.

Michael P. Clancy       Vice President-International of the Company since
                        December 1998 and Vice President since February 1995.
                        Mr.Clancy has been Managing Director Topps International
                        Ltd. (formerly Topps Ireland) since July 1990 and was
                        Joint Managing Director Topps Europe Ltd. from January
                        1997 to December 1998.  Mr. Clancy is 49 years of age.

Michael J. Drewniak     Vice President-Manufacturing of the Company since March
                        1991. Mr. Drewniak previously held the position of General Manager Manufacturing Operations. Mr. Drewniak is 67 years of age.

Ira Friedman            Vice President-Publishing and New Product Development
                        of the Company since September 1991. Mr. Friedman joined the Company in October 1988. Mr. Friedman is 50 years of age.

Warren Friss            Vice President-Internet Business and General Counsel
                        since June 2001. Mr. Friss has been General Counsel of the Company since February 2000. Mr. Friss joined the
                        Company as Deputy General Counsel in May 1995. Mr. Friss is 40 years of age.

Catherine K. Jessup     Vice President-Chief Financial Officer of the Company
                        since July 1995.  Prior to joining the Company, Ms.
                        Jessup held a number of positions with PepsiCo (a food products company) from 1981 to July 1995. Ms. Jessup is 48 years of age.

William G. O'Connor     Vice President-Administration of the Company since
                        September 1991. Mr. O'Connor was an Assistant Secretary of the Company from June 1982 until June 1994. Mr.
                        O'Connor is 55 years of age.

John Perillo            Vice President-Operations of the Company since April
                        1995 and Vice President-Controller and Chief Financial
                        Officer of the Company from April 1990 to July 1995.
                        Mr. Perillo is 47 years of age.

Scott Silverstein       Executive Vice President of the Company since February
                        2000. Previously, Mr. Silverstein ran the Pokemon business for Topps since 1999 and was the Vice President
                        -Business Affairs and General Counsel of the Company since February 1995. Mr. Silverstein held the position of General Counsel from July 1993 until February 2000.
                        Mr. Silverstein is the son-in-law of Mr. Shorin, the Company's Chairman of the Board, Chief Executive Officer and President. Mr. Silverstein is 42 years of age.

ITEM 2.  PROPERTIES

     The location and general description of the principal properties owned or leased by the Company are as follows:

                                                                                Owned or Leased,
                                                            Area/Facility          If Leased,
               Location              Type of Facility       Square Footage      Expiration Year

Duryea, Pennsylvania*               Office and warehouse        71,000          Leased; 2006

Scranton, Pennsylvania**            Manufacturing plant         41,000          Owned

Seattle, Washington                        Office               19,000          Leased; 2006

Cork, Ireland**                            Office                8,000          Leased; 2006

New York, New York*                  Executive offices          60,000          Leased; 2009

Cincinnati, Ohio                         Warehouse              14,000          Leased; 2006

Milton Keynes, United Kingdom*     Office and warehouse         12,000          Leased; 2014


     The Company also leases offices in Delaware, Canada, Argentina and Italy. The Company believes that its active facilities are in good repair and are suitable for its needs for the foreseeable future.


*Serves both business segments.
**Serves confectionery segment.

ITEM 3.  LEGAL PROCEEDINGS

     In November 2000, the Commission of the European Communities (the "Commission") began an investigation into whether Topps Europe's distribution arrangements for its licensed products comply with European law (the "EU investigation"). The Commission was seeking information as to whether Topps Europe has engaged in the prevention of parallel trade between the member states of the European Union and/or European Economic Area, in infringement of Article 81 of the EC Treaty and/or Article 54 of the EEA Treaty. Topps Europe filed a response to the Commission's inquiry on November 29, 2000, and provided further information to the Commission on February 2, 2001, pursuant to its request. The Commission continued its investigation by submitting new requests for documents and information in early 2003. On June 17, 2003, the Commission took the first formal step in the investigation and filed a Statement of Objections, therein coming to a preliminary conclusion that Topps and its European subsidiaries infringed Article 81 of the EC treaty during 2000. Topps and Topps Europe each formally responded to the Statement of Objections and a hearing in front of the European Commission Tribunal took place on October 23, 2003. On April 2, 2004, the Commission requested further information from Topps Europe regarding both Topps Europe and The Topps Company, Inc. If the Commission were to levy a fine that is ultimately upheld, it could be substantial. The maximum amount of the fine that could be levied against Topps and Topps Europe is 10% of annual revenues.

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

     Discovery in the case commenced September 29, 2003. On March 17, 2004, Topps filed a motion for summary judgment based on noninfringement while the other defendants filed a motion for summary judgment based on patent invalidity because of prior art. The trial is now scheduled for February of 2005. An adverse outcome in the litigation could result in a substantial liability for the Company.

     The Company is a defendant in several other civil actions which are routine and incidental to its business. In management's opinion, after consultation with legal counsel, these other actions will not have a material adverse effect on the Company's financial condition or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 28, 2004.

                                     PART II


ITEM 5.  MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Reference is made to the data appearing on page 37 of the Annual Report under the heading "Market and Dividend Information" which is hereby incorporated by reference and reference is also made to the Equity Compensation Plan Information of the 2004 Proxy.


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     Reference is made to the data appearing on page 38 of the Annual Report under the heading "Selected Consolidated Financial Data" which is hereby incorporated by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the data appearing on pages 6 through 12 of the Annual Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" which is hereby incorporated by reference.


ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Reference is made to the data appearing on page 11 of the Annual Report under the heading "Disclosures about Market Risk" which is hereby incorporated by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the data appearing on pages 13 through 36 and to the Report of Independent Public Accountants appearing on page 37 of the Annual Report which are hereby incorporated by reference.


ITEM 9. CHANGES IN ACCOUNTANTS AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9a. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this annual report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.


(b) Changes in internal controls.

     There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     Information required by this item appears in Part I of this Report on Form 10-K under the heading "Executive Officers of the Company" and in the 2004 Proxy Statement and is hereby incorporated by reference.

     The Company has adopted a Code of Business Conduct and Ethics that applies to its directors and executive officers as well as to all employees of the Company. The Code of Business Conduct and Ethics is available free of charge on our website. Amendments to the Code of Business Conduct and Ethics or any grant of a waiver from a provision of the Code of Ethics requiring disclosure under applicable SEC rules will also be disclosed on the Company's website.


ITEM 11. EXECUTIVE COMPENSATION

     Information required by this item appears in the 2004 Proxy Statement and is hereby incorporated by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item appears in the 2004 Proxy Statement and is hereby incorporated by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item appears in the 2004 Proxy Statement and is hereby incorporated by reference.


ITEM 14. PRINCIPLE ACCOUNTANT FEES AND SERVICES

     Information required by this item appears in the 2004 Proxy Statement and is hereby incorporated by reference.

                                     PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1&2) Financial Statements and Financial Statement Schedules

Index to Financial Statements:

The following Consolidated Financial Statements included in the Annual Report are hereby incorporated by reference to Item 8.

Consolidated Statements of Operations - For Fiscal Years Ended February 28, 2004, March 1, 2003, and March 2, 2002.

Consolidated Balance Sheets -- February 28, 2004 and March 1, 2003.

Consolidated Statements of Cash Flows For Fiscal Years Ended February 28, 2004, March 1, 2003, and March 2, 2002.

Consolidated Statements of Stockholders' Equity For Fiscal Years Ended February 28, 2004, March 1, 2003, and March 2, 2002.

Notes to Consolidated Financial Statements.

Report of Independent Public Accountants.



Index to Independent Public Accountants' Report and Financial Statement Schedules
                                                                        Page No.

Report of Independent Public Accountants ................................ S-1

Schedule VIII -- Valuation and Qualifying Accounts For Fiscal
Years Ended February 28, 2004, March 1, 2003, and March 2, 2002 ......... S-2

Schedules other than those listed above are omitted because they are either not required or not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

    (3) Listing of Exhibits

     2.1 Agreement and Plan of merger dated June 23, 2003 for the purchase of Wizkids, LLC (Incorporated by reference to Exhibit 2.1 to the Company's Report on Form 8-K dated July 24, 2003).

     3.1 Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company's Report on Form 8-K dated December 2, 1991 (SEC File Number 000-15817)).

     3.2  Restated By-laws of the Company  (Incorporated by reference to Exhibit
          3.2 to the Company's Report on Form 8-K dated December 2, 1991 (SEC File Number 000-15817)).

     10.1 The Topps Company, Inc. Executive Officers' Annual Bonus Plan *

     10.2 Retirement Plan and Trust as amended and restated effective February 28, 1993 (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 1994 (SEC File Number 000-15817)).

     10.3 Supplemental Pension Agreement with Arthur T. Shorin (Incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1(No. 33-130821)).

     10.4 Amendment to Supplemental Pension Agreement with Arthur T. Shorin dated May 18, 1994 (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 25, 1995 (SEC File Number 000-15817)).

     10.5 License Agreement and Letter Amendment thereto with Major League Baseball Promotion Corporation (Incorporated by reference to Exhibit
          10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended March 2, 1991 (SEC File Number 000-15817)).

     10.6 Letter Amendment effective January 1, 2001 to the License Agreement dated January 1, 1969 and Letter Amendments thereto between the Company and Major League Baseball Properties, Inc. Portions have been redacted subject to an application to the Securities Exchange Commission for confidential treatment. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report for the quarter ended November 29, 2003.)

     10.7 Stock Option Agreement with Arthur T. Shorin dated March 29, 1995 (Incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended February 25, 1995 (SEC File Number 000-15817)).

     10.8 Agreement of Lease with One Whitehall Company dated February 24, 1994 (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 1994 (SEC File Number 000-15817)).

     10.9 Amendment and Restatement of the 1994 Non-Employee Director Stock Option Plan. (Incorporated by reference to the Company's 1998 Proxy Statement filed on May 28, 1998 (SEC File Number 000-15817)).

     10.10 Corporate Guaranty in favor of the Bank of Scotland (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended November 25, 1995 (SEC File Number 000-15817)).

     10.11 1996 Stock Option Plan and form of agreement pursuant to 1996 Stock Option Plan.(Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 2, 1996 (SEC File Number 000-15817)).

     10.12 Amended and Restated Manufacturing Agreement with Hershey Foods Corporation, dated March 13, 1998. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended August 29, 1998).

     10.13 Credit Agreement, dated June 26, 2000, among The Topps Company, Inc., The Chase Manhattan Bank, and LaSalle Bank National Association. (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 2001).

     10.14 Amendment Number One to Credit Agreement dated June 26, 2000. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal year ended March 3, 2001).

     10.15 2001 Stock Incentive Plan (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 2, 2002).

     10.16 Memorandum of Agreement between the Company and Major League Baseball Players' Association dated January 6, 2003 (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 1, 2003).

     10.17 Amended and Restated Employment Agreement (the "Agreement"), effective as of the 1st day of June, 2001, by and between The Topps Company, Inc., a Delaware corporation (the "Company"), and Arthur T. Shorin, a resident of New York (the "Executive") (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 1, 2003).

     10.18 Employment Agreement, dated as of July 9, 2003 between WizKids, LLC and Jordan K. Weisman. (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed November 29, 2003).

     10.19 First Amendment, effective August 1, 2003, to the Employment Agreement, dated as of July 9, 2003 between WizKids.LLC and Jordan K. Weisman. (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed November 29, 2003).

     10.20 Second Amendment, effective October 1, 2003, to the Employment Agreement, dated as of July 9, 2003 between WizKids,LLC and Jordan K. Weisman. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed July 24, 2003).

     10.21 Preferability Letter from Deloitte & Touche regarding the change in the measurement date for the goodwill impairment test.*

     13 Annual Report (Except for those portions specifically incorporated by reference, the 2004 Annual Report to Stockholders is furnished for the information of the Commission and is not to be deemed "filed as part of this filing.")

     21 Significant subsidiaries of the Company (Incorporated by reference in the Annual Report to Stockholders).

     31.1 Certification  of  Principal   Executive  Officer  pursuant  to  Rules
          13(a)-14(a)  and  15(d)-14(a)  under the  Securities  Exchange  Act of
          1934.*

     31.2 Certification  of  Principal   Financial  Officer  pursuant  to  Rules
          13(a)-14(a)  and  15(d)-14(a)  under the  Securities  Exchange  Act of
          1934.*

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


*filed herewith

     (b) Reports on Form 8-K


     1. Form 8-K, dated April 6, 2004, with press release, dated April 6, 2004, reporting the Company's fiscal 2004 fourth quarter and full year financial results.

     2. Form 8-K dated, April 7, 2004, with press release, dated April 8, 2004, reporting the Company's fourth quarter dividend declaration.

                          INDEPENDENT AUDITORS' REPORT
                  ON CONSOLIDATED FINANCIAL STATEMENT SCHEDULE



Report of Independent Public Accountants
The Topps Company, Inc.


We have audited the accompanying consolidated balance sheets of The Topps Company, Inc. and Subsidiaries as of February 28, 2004 and March 1, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended February 28, 2004 and have issued our report therein dated May 6, 2004; such consolidated financial statements and report are included in your 2004 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of The Topps Company, Inc. and Subsidiaries listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                             /s/Deloitte & Touche LLP
                                             -------------------------
                                                Deloitte & Touche LLP
                                                New York, New York
                                                May 4, 2004

                        VALUATION AND QUALIFYING ACCOUNTS
                    Years Ended March 2, 2002, March 1, 2003,
                              and February 28, 2004


                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                SCHEDULE VIII. VALUATION AND QUALIFYING ACCOUNTS
                             (Amounts in thousands)

                                                     Charged to   Charged
                                         Beginning   Costs and    Against      Additions/      Ending
        Description                       Balance     Expenses     Sales      (Deductions)     Balance
=======================================================================================================
Year Ended February 28, 2004
----------------------------
  Amortization of Other
    Intangible Assets                   $ 31,669     $  2,333     $     -      $   (762)(a)    $ 33,240
                                        ========     ========     ========     =========       ========
  Reserve for Estimated Returns         $ 16,443     $     -      $ 17,404     $(14,331)(b)    $ 19,516
                                        ========     ========     ========     =========       ========
  Reserve for Doubtful Accounts         $  1,311     $   (143)    $     -      $   (519)(c)    $    649
                                        ========     ========     ========     =========       ========
  Reserve for Cash Discounts            $    965     $     -      $  3,882     $ (3,410)(d)    $    965
                                        ========     ========     ========     =========       ========
  Reserve for Customer Deductions       $    528     $  1,132     $     -      $   (528)(e)    $  1,132
                                        ========     ========     ========     ==========      ========
  Reserve for Obsolete Inventory        $  3,527     $  7,462     $     -      $ (3,874)(f)    $  7,115
                                        ========     ========     ========     ==========      ========
=======================================================================================================
Year Ended March 1, 2003
------------------------
  Accumulated Amortization of Sports,
    Entertainment and Proprietary
    Products                            $ 36,363     $     -      $     -      $(36,363)(g)    $     -
  Accumulated Amortization of Other
    Intangible Assets                   $ 12,419     $  1,160     $     -      $ 18,090 (g)    $ 31,669
                                        --------     --------     --------     ---------       --------
      Total                             $ 48,782     $  1,160     $     -      $     -         $ 31,669
                                        ========     ========     ========     =========       ========
  Reserve for Estimated Returns         $ 15,875     $     -      $ 22,413     $(21,845)(b)    $ 16,443
                                        ========     ========     ========     =========       ========
  Reserve for Doubtful Accounts         $  1,234     $    456     $     -      $    (88)(c)    $  1,311
                                        ========     ========     ========     =========       ========
  Reserve for Cash Discounts            $    415     $     -      $  4,660     $ (4,110)(d)    $    965
                                        ========     ========     ========     =========       ========
  Reserve for Customer Deductions       $     -      $    528     $     -      $     -  (e)    $    528
                                        ========     ========     ========     =========       ========
  Reserve for Obsolete Inventory        $  4,525     $  3,298     $     -      $ (4,296)(f)    $  3,527
                                        ========     ========     ========     =========       ========
=======================================================================================================
Year Ended March 2, 2002
------------------------
  Accumulated Amortization of Sports,
    Entertainment and Proprietary
    Products                            $ 34,466     $  1,898     $     -      $     -         $ 36,363
  Accumulated Amortization of Other
    Intangible Assets                   $ 11,464     $    955     $     -      $     -         $ 12,419
                                        --------     --------     --------     ---------       --------
      Total                             $ 45,930     $  2,852     $     -      $     -         $ 48,782
                                        ========     ========     ========     =========       ========
  Reserve for Estimated Returns         $ 24,296     $     -      $ 14,729     $(23,150)(b)    $ 15,875
                                        ========     ========     ========     =========       ========
  Reserve for Doubtful Accounts         $  1,618     $   (224)    $     -      $   (160)(c)    $  1,234
                                        ========     ========     ========     =========       ========
  Reserve for Cash Discounts            $    458     $     -      $  3,513     $ (3,556)(d)    $    415
                                        ========     ========     ========     =========       ========
  Reserve for Obsolete Inventory        $  5,069     $  3,538     $     -      $ (4,082)(f)    $  4,525
                                        ========     ========     ========     =========       ========
=======================================================================================================

a) Write-off of thePit.com marketing agreement
b) Returns charged against provision, net of recoveries
c) Bad debt write-offs
d) Early payment discounts taken by customers
e) Pricing allowance and slotting credits issued to customers
f) Disposals, net of recoveries
g) Reclassified (to)/from goodwill accumulated amortization in accordance with FAS 142

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 13, 2004
                                                THE TOPPS COMPANY, INC.
                                                -----------------------
                                                       Registrant



                                                   /s/Arthur T. Shorin
                                                 ------------------------
                                                      Arthur T. Shorin
                                                  Chairman of the Board,
                                           Chief Executive Officer and President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed on the 15th day of May 2004 by the following persons on behalf of the Registrant and in the capacities indicated.

        /s/Arthur T. Shorin                    /s/Catherine K. Jessup
        -------------------                    ----------------------
          Arthur T. Shorin                       Catherine K. Jessup
    Chairman, Chief Executive            Vice President-Chief Financial Officer
      Officer and President                   (Principal Financial and
  (Principal Executive Officer)                  Accounting Officer)


          /s/Allan A. Feder                       /s/David Mauer
          -----------------                       --------------
           Allan A. Feder                           David Mauer
             Director                                 Director


       /s/Stephen D. Greenberg                 /s/Jack H. Nusbaum
       -----------------------                 ------------------
         Stephen D. Greenberg                    Jack H. Nusbaum
              Director                               Director


          /s/Ann Kirschner                      /s/Richard Tarlow
          ----------------                      -----------------
           Ann Kirschner                          Richard Tarlow
             Director                                Director


          /s/Edward Miller                      /s/Stanley Tulchin
          ----------------                      ------------------
           Edward Miller                          Stanley Tulchin
             Director                                Director

EXHIBIT 10.1:  EXECUTIVE OFFICERS' ANNUAL BONUS PLAN

     A fiscal 2005 Executive Officers Incentive Bonus Plan has been established, with payments to be made after the close of fiscal 2005. Executive Officers become eligible for bonus payments only upon the Company achieving pre-established figures for Consolidated Operating Profit (income before interest, taxes, depreciation and amortization) and/or the achievement of certain pre-determined strategic objectives. Depending on the Company's performance against these pre-established earnings and strategic targets in 2005, each Executive Officer will be eligible to receive a maximum of 60% of base salary as a bonus.

EXHIBIT 10.2:  PREFERABILITY LETTER FROM DELOITTE & TOUCHE

     We have audited the consolidated financial statements of the Topps Company, Inc. and subsidiaries as of February 28, 2004 and March 1, 2003, and for each of the three years in the period ended February 28, 2004, included in your Annual Report to the Securities Exchange Commission on Form 10-K and have issued our report therein dated May 4, 2004, which expresses an unqualified opinion and includes an explanatory paragraph relating to the change in the date of the annual impairment test of goodwill. Note 6 to such consolidated financial statements contained a description of your adoption during the year ended February 28, 2004 of the change in the date of the annual impairment test of goodwill. In our judgment, such change is to an alternative accounting principle that is preferable under the circumstances.


                                              / Deloitte & Touche LLP /
                                              -------------------------
                                                Deloitte & Touche LLP
                                                New York, New York
                                                     May 4, 2004

                                                                Exhibit 31.1

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Arthur T. Shorin, certify that:

     1. I have reviewed this annual report on Form 10-K of The Topps Company, Inc.;

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

          (c) disclosed in this annual report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 13, 2004
                                        /s/ Arthur T. Shorin
                                        -----------------------
                                            Arthur T. Shorin
                                   Chairman, Chief Executive Officer
                                             and President

                                                                Exhibit 31.2

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Catherine K. Jessup, certify that:

     1. I have reviewed this annul report on Form 10-K of The Topps Company, Inc.;

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

          (c) disclosed in this annual report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

May 13, 2004

                                                /s/ Catherine K. Jessup
                                                ------------------------
                                                    Catherine K. Jessup
                                                  Vice President and Chief
                                                     Financial Officer

                                                                Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of The Topps Company, Inc. (the "Company") on Form 10-K for the year ended February 28, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Arthur T. Shorin, Chairman, Chief Executive Officer and President of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                        /s/ Arthur T. Shorin
                                        -----------------------
                                            Arthur T. Shorin
                                   Chairman, Chief Executive Officer
                                             and President


May 13, 2004

                                                                Exhibit 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of The Topps Company, Inc. (the "Company") on Form 10-K for the year ended February 28, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Catherine K. Jessup, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                                /s/ Catherine K. Jessup
                                                --------------------------
                                                    Catherine K. Jessup
                                                  Vice President and Chief
                                                      Financial Officer
May 13, 2004