Form 10-Q
period 2004-05-29
TOPPS CO INC
filed 2004-07-08
CIK 812076

29

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended May 29, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to __________________


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





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  _X_   No   .

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act). Yes _X_   No    .


The number of outstanding shares of Common Stock as of July 5, 2004 was 40,569,201.

                             THE TOPPS COMPANY, INC.
                                AND SUBSIDIARIES



--------------------------------------------------------------------------------
                         PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------


ITEM 1. FINANCIAL STATEMENTS


                                Index                                    Page
                                -----                                    ----

        Condensed Consolidated Balance Sheets as of May 29, 2004
        (unaudited) and February 28, 2004                                 2

        Condensed Consolidated Statements of Operations for the
        thirteen weeks ended May 29, 2004 and May 31, 2003                3

        Condensed Consolidated Statements of Comprehensive Income
        for the thirteen weeks ended May 29, 2004 and May 31, 2003        4

        Condensed Consolidated Statements of Cash Flows for the
        thirteen weeks ended May 29, 2004 and May 31, 2003                5

        Notes to Condensed Consolidated Financial Statements              6

        Report of Independent Registered Public Accounting Firm          14


ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS                                        15


ITEM 3. DISCLOSURES ABOUT MARKET RISK                                    19


ITEM 4. CONTROLS AND PROCEDURES                                          20


--------------------------------------------------------------------------------
                           PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 1. LEGAL PROCEEDINGS                                                21

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              22

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                 23

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                        (Unaudited)
                                                            May        February
                                                          29, 2004     28, 2004
                                                          --------     --------
                                                         (amounts in thousands,
                                                            except share data)
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents ..........................   $  96,373    $  93,837
  Accounts receivable - net ..........................      32,340       30,109
  Inventories ........................................      35,935       33,009
  Income tax receivable ..............................       1,070        2,697
  Deferred tax assets ................................       1,195        1,505
  Prepaid expenses and other current assets ..........       9,908       11,691
                                                         ---------    ---------
        TOTAL CURRENT ASSETS .........................     176,821      172,848

PROPERTY, PLANT AND EQUIPMENT ........................      33,096       32,349
  Less:  accumulated depreciation and amortization ...      19,469       18,563
                                                         ---------    ---------
        NET PROPERTY, PLANT AND EQUIPMENT ............      13,627       13,786

GOODWILL .............................................      67,565       67,586
INTANGIBLE ASSETS, net of accumulated amortization ...      10,024       10,474
OTHER ASSETS .........................................      10,765       10,769
                                                         ---------    ---------
        TOTAL ASSETS .................................   $ 278,802    $ 275,463
                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts payable ...................................   $  10,027    $  10,946
  Accrued expenses and other liabilities .............      29,874       26,249
  Income taxes payable ...............................       2,454        2,354
                                                         ---------    ---------
        TOTAL CURRENT LIABILITIES ....................      42,355       39,549

DEFERRED INCOME TAXES ................................       1,873        1,956
OTHER LIABILITIES ....................................      22,964       22,681
                                                         ---------    ---------
        TOTAL LIABILITIES ............................      67,192       64,186

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share;
  authorized 10,000,000 shares, none issued ..........        --           --
  Common stock, par value $.01 per share;
  authorized 100,000,000 shares; issued 49,244,000
  shares as of May 29, 2004 and February 28, 2004 ....         492          492

  Additional paid-in capital .........................      27,829       27,829
  Treasury stock, 8,774,000 shares and 8,632,000
  shares as of May 29, 2004 and February 28, 2004,
  respectively .......................................     (83,564)     (82,287)

  Retained earnings ..................................     273,181      270,704
  Accumulated other comprehensive loss,
  net of income taxes ................................      (6,328)      (5,461)
                                                         ---------    ---------
        TOTAL STOCKHOLDERS' EQUITY ...................     211,610      211,277
                                                         ---------    ---------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...   $ 278,802    $ 275,463
                                                         =========    =========

See Notes to Condensed Consolidated Financial Statements.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         (Unaudited)
                                                    Thirteen weeks ended
                                                       May          May
                                                    29, 2004     31, 2003
                                                    --------     --------
                                                  (amounts in thousands,
                                                     except share data)

Net sales ...................................      $ 88,089      $ 75,992

Cost of sales ...............................        54,290        47,868
                                                   --------      --------

      Gross profit on sales .................        33,799        28,124

Selling, general and administrative expenses         28,593        24,343

Other income, net ...........................           433           602
                                                   --------      --------
     Income from operations .................         5,639         4,383

Interest income, net ........................           484         1,034
                                                   --------      --------

Income before provision for income taxes ....         6,123         5,417

Provision for income taxes ..................         2,021         1,896
                                                   --------      --------

                  Net income ................      $  4,102      $  3,521
                                                   ========      ========

Net income per share - basic ................      $   0.10      $   0.09
                     - diluted ..............          0.10          0.08

Weighted average shares outstanding - basic .    40,567,000    40,694,000
                                    - diluted    41,372,000    41,480,000




See Notes to Condensed Consolidated Financial Statements.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME

                                                         (Unaudited)
                                                    Thirteen weeks ended
                                                      May           May
                                                    29, 2004     31, 2003
                                                    --------     --------
                                                  (amounts in thousands,
                                                     except share data)

        Net income ........................        $  4,102     $  3,521

        Currency translation adjustment ...            (867)       2,310
                                                   ---------    --------

        Comprehensive income ..............        $  3,235     $  5,831
                                                   ========     ========



































See Notes to Condensed Consolidated Financial Statements.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               (Unaudited)
                                                          Thirteen weeks ended
                                                            May           May
                                                          29, 2004     31, 2003
                                                          --------     --------
                                                          (amounts in thousands)


Cash flows from operating activities:
  Net income ...........................................   $  4,102    $  3,521
  Add/(subtract) non-cash items included in net income:
    Depreciation and amortization ......................      1,592       1,279
    Deferred income taxes ..............................        227        (212)

Changes in operating assets and liabilities:
  Accounts receivable ..................................     (2,231)        137
  Inventories ..........................................     (2,976)     (2,206)
  Income tax receivable/payable ........................      1,727       1,644
  Prepaid expenses and other current assets ............      1,783        (460)
  Payables and other current liabilities ...............      2,706      (5,399)
  Other assets and liabilities .........................       (176)        326
                                                            -------    ---------
     Cash provided by (used in) operating activities ...      6,754      (1,370)

Cash flows from investing activities:
  Additions to property, plant and equipment ...........      (747)        (861)
                                                            -------    ---------
      Cash used in investing activities ................      (747)        (861)

Cash flows from financing activities:
  Dividends paid to stockholders .......................    (1,625)        --
  Purchase of treasury stock and exercise
    of stock options ...................................    (1,277)         245
                                                            -------    ---------
      Cash (used in) provided by financing activities ..    (2,902)         245

Effect of exchange rates on cash and cash equivalents ..      (569)       1,637
Net increase (decrease) in cash and cash equivalents ...   $  2,536    $   (349)
                                                           ========    =========

Cash and cash equivalents at beginning of period .......   $ 93,837    $114,259
Cash and cash equivalents at end period ................   $ 96,373    $113,910

Supplemental disclosure of cash flow information:
  Interest paid ........................................   $     58    $      4
  Income taxes paid ....................................   $    897    $  1,906




See Notes to Condensed Consolidated Financial Statements.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF MAY 29, 2004 AND FEBRUARY 28, 2004
         AND FOR THE THIRTEEN WEEKS ENDED MAY 29, 2004 AND MAY 31, 2003


1.   Summary of Significant Accounting Policies

     Basis of Presentation: The accompanying unaudited condensed interim consolidated financial statements have been prepared by The Topps Company, Inc. and its subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, considered necessary for a fair presentation. Operating results for the thirteen-week periods ended May 29, 2004 and May 31, 2003 are not necessarily indicative of the results that may be expected for the year. For further information, refer to the consolidated financial statements and notes thereto in the Company's annual report for the year ended February 28, 2004.

     Employee Stock Options: The Company accounts for stock-based employee compensation based on the intrinsic value of stock options granted in accordance with the provisions of Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees." Information relating to stock-based employee compensation, including the pro forma effects, had the Company accounted for stock-based employee compensation based on the fair value of stock options granted in accordance with SFAS 123, "Accounting for Stock-Based Compensation," is shown below:


                                    May 29, 2004               May 31, 2003
                              -----------------------   ------------------------
                              As reported   Pro forma   As reported   Pro forma
                              -----------------------   ------------------------
     Net income, as reported    $ 4,102       $ 4,102     $ 3,521      $ 3,521
     Less: Stock-based
           employee compensation                  --                       --
         : APB 25 expense                        (141)                    (200)
     Pro forma net income .....               $ 3,961                  $ 3,321
     Earnings per share:
       Basic .................  $  0.10       $  0.10     $  0.09      $  0.08
       Diluted ...............  $  0.10       $  0.10     $  0.08      $  0.08


     Options have an exercise price equal to the market price on the grant date and typically vest over a three-year period. No options were issued in the first quarter of fiscal 2005. In determining the preceding pro forma amounts under Statement of Financial Accounting Standards ("SFAS") 123, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:
     $0.16 per share dividend on 2004 options, but no dividend on fiscal 2003 options; risk-free interest rate, estimated volatility and expected life as follows: fiscal 2004 options - 4.4%, 38% and 6.5 years, respectively; fiscal 2003 options - 4.5%, 35% and 6.5 years, respectively.


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

3.   Accounts Receivable
                                         (Unaudited)
                                            May        February
                                          29, 2004     28, 2004
                                          --------     --------
                                          (amounts in thousands)

        Gross receivables .............   $ 58,916     $ 52,843
        Reserve for returns ...........    (23,148)     (19,516)
        Other reserves ................     (3,428)      (3,218)
                                          --------     --------
           Net receivables ............   $ 32,340     $ 30,109
                                          ========     ========

     Other reserves consist of allowances for discounts, doubtful accounts and customer deductions for promotional marketing programs.


4.   Inventories
                                         (Unaudited)
                                            May        February
                                          29, 2004     28, 2004
                                          --------     --------
                                          (amounts in thousands)

        Raw materials ..................  $  7,191     $  5,571
        Work in process ................     4,454        2,824
        Finished products ..............    24,290       24,614
                                          --------     --------
             Total inventories .........  $ 35,935     $ 33,009
                                          ========     ========

5.   Segment Information

     Following is the breakdown of industry segments as required by SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company has two reportable business segments: Confectionery and Entertainment.

     The Confectionery segment consists of a variety of candy products including Ring Pop, Push Pop and Baby Bottle Pop, the Bazooka bubble gum line and confectionery products based on licensed characters, such as Pokemon and Yu-Gi-Oh!

     The Entertainment segment primarily consists of cards and sticker album products featuring sports and non-sports subjects. Trading cards feature players from Major League Baseball, the National Basketball Association, the National Football League, and the National Hockey League, as well as characters from popular films, television shows and other entertainment properties. Sticker album products also feature players from the English Premier League and characters from entertainment properties, such as Pokemon and Yu-Gi-Oh! This segment also includes results from WizKids, a designer and marketer of strategy games acquired in July 2003.

     The Company's chief decision-maker regularly evaluates the performance of each segment based upon its contributed margin, which is profit after cost of goods, product development, advertising and promotional costs and obsolescence, but before unallocated general and administrative expenses and manufacturing overhead, depreciation and amortization, other income (expense), net interest and income taxes.

     The majority of the Company's assets are shared across both segments and, accordingly, the Company's chief decision-maker does not evaluate the performance of each segment utilizing asset-based measures. Therefore, the Company does not include a breakdown of assets or depreciation and amortization by segment.

                                         Thirteen weeks ended
                                           May           May
                                        29, 2004      31, 2003
                                        (amounts in thousands)
Net Sales

Confectionery                           $ 44,207     $ 45,530
Entertainment                             43,882       30,462
                                        --------     --------
  Total                                 $ 88,089     $ 75,992
                                        ========     ========


Contributed Margin

Confectionery                           $ 13,002     $ 13,749
Entertainment                             13,428        7,143
                                        --------     --------
  Total                                 $ 26,430     $ 20,892
                                        ========     ========



Reconciliation of Contributed Margin
 to Income Before Provision
 for Income Taxes:

Total contributed margin                $ 26,430     $ 20,892
Unallocated general and
 administrative expense
 and manufacturing overhead              (19,632)     (15,832)
Depreciation and amortization             (1,592)      (1,279)
Other income, net                            433          602
                                        ---------    ---------
Income from operations                     5,639        4,383
Interest income, net                         484        1,034
                                        ---------    ---------
Income before provision
 for income taxes                       $  6,123     $  5,417
                                        =========    =========


6.   Dividend and Share Repurchase Programs

     In June 2003, the Board of Directors of the Company initiated a quarterly cash dividend of $0.04 per share

     On July 1, 2004, the Board of Directors declared its Second Quarter cash dividend of $0.04 per share, payable on August 2, 2004 to shareholders of record on July 19, 2004.

     In October 1999, the Company's Board of Directors authorized the repurchase of up to 5 million shares of the Company's common stock. In October 2001, the Company completed the authorization and the Board approved the purchase of another 5 million shares. To-date under these two programs, the Company has purchased 8,090,100 shares.

7.   Credit Agreement

     On June 26, 2000, the Company entered into a credit agreement with Chase Manhattan Bank and LaSalle Bank National Association. The agreement provides for a $35.0 million unsecured facility to cover revolver and letter of credit needs and was due to expire on June 26, 2004. The credit agreement was amended to extend the expiration date for 90 days in order to provide the Company sufficient time to complete refinancing arrangements.

     Interest rates are variable and are a function of the Company's EBITDA. The credit agreement contains restrictions and prohibitions of a nature generally found in loan agreements of this type and requires the Company, among other things, to comply with certain financial covenants, limits the Company's ability to repurchase its shares, sell or acquire assets or borrow additional money. There was no debt outstanding as of February 28, 2004 or May 29, 2004.


8.   Reclassifications

     Certain  items  in  the  prior  years'   financial   statements  have  been
     reclassified to conform with the current year's presentation.


9.   Goodwill and Intangible Assets

     On March 3, 2002, the Company adopted SFAS 141 "Business Combinations" and SFAS 142 "Goodwill and Other Intangible Assets" which require the Company to prospectively cease amortization of goodwill and instead conduct periodic tests of goodwill for impairment.

     As a result of the acquisition of WizKids in July 2003, goodwill and other intangibles increased by $18.7 million and $6.2 million (which is included in intellectual property), respectively (see Note 11). Intangible assets as of May 29, 2004 and February 28, 2004 were as follows:

                                                         (amounts in thousands)
                                            May 29, 2004            '        February 28, 2004
                                            (Unaudited)             '
                                    Gross                           '   Gross
                                  Carrying   Accumulated            ' Carrying    Accumulated
                                    Value   Amortization     Net    '   Value    Amortization     Net
                                  --------  ------------  --------  ' --------   ------------  --------
Licenses and Contracts ........   $ 21,569   $(17,439)    $  4,130  ' $ 21,569     $(17,272)   $  4,297
Intellectual Property .........     18,784    (13,509)       5,275  '   18,784      (13,251)      5,533
Software and Other ............      2,953     (2,742)         211  '    2,953       (2,717)        236
Min. Pension  Liab ............        408       --            408  '      408          --          408
                                  --------   ---------    --------  ' --------     ---------   --------
Total Intangibles .............   $ 43,714   $(33,690)    $ 10,024  ' $ 43,714     $(33,240)   $ 10,474
                                  ========   =========    ========  ' ========     =========   ========

     Useful lives of the Company's intangible assets have been established based on the Company's intended use of such assets and their estimated period of future benefit, which are reviewed periodically. Useful lives are as follows:

                                                          Weighted Average
              Category             Useful Life         Remaining Useful Life
              --------             -----------         ---------------------
        Licenses and Contracts       15 years                 6.2 years
        Intellectual Property         6 years                 5.1 years
        Software and Other            5 years                 2.3 years

     The weighted average remaining useful life for the Company's intangible assets in aggregate is 5.6 years. Over the next five years, the Company estimates annual amortization of the intangible assets detailed above to be as follows:

                     Fiscal Year                Amount
                     -----------                ------
                                            (in thousands)
                        2005                  $  1,869
                        2006                  $  1,844
                        2007                  $  1,797
                        2008                  $  1,750
                        2009                  $  1,750


     In addition to the amortization of intangibles listed above, reported amortization expense, which was $655,000 and $321,000 for the thirteen weeks ended May 29, 2004 and May 31, 2003, respectively, included amortization of deferred financing fees and deferred compensation costs.


10.  Legal Proceedings

     In November 2000, the Commission of the European Communities (the "Commission") began an investigation into whether Topps Europe's past distribution arrangements for the sale of Pokemon products complied with European law (the "EU investigation"). On June 17, 2003, the Commission took the first formal step in the investigation and filed a Statement of Objections against The Topps Company, Inc. and its European subsidiaries, therein coming to a preliminary conclusion that these entities infringed
     Article 81 of the EC treaty during 2000 by preventing parallel trade between member states of the European Union. A hearing in front of the European Commission Tribunal took place on October 23, 2003, and on May 27, 2004, the Commission found The Topps Company, Inc. and its European subsidiaries jointly and severally liable for infringement of Article 81(1) of the EC treaty. The Commission imposed a total fine of 1.59 million euros which has been included in accrued expenses in the accompanying condensed consolidated balance sheet as of May 29, 2004 and in SG&A expenses for the thirteen weeks ended May 29, 2004.

     On February 17, 2000, Telepresence, Inc. sued Topps and nine other manufacturers of trading cards (the "Defendants") in the Federal District Court for the Central District of California for infringement of U.S. Patent No. 5,803,501 which was issued on September 8, 1998 (the "501 Patent"). In its suit, Telepresence contended that the patent covers all types of "relic" cards that contain an authentic piece of equipment, i.e., a sporting implement or jersey. Topps received an opinion of counsel that its relic cards did not infringe the 501 Patent. After initial discovery, on November 15, 2000, the Defendants jointly moved for summary judgment on the grounds that the named Plaintiff (Telepresence, Inc.) did not have standing to sue for infringement of the 501 Patent. The motion was granted and the Telepresence litigation was dismissed with prejudice on March 28, 2001.

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

     Discovery in the case commenced September 29, 2003. On March 17, 2004, Topps filed a motion for summary judgment based on non-infringement while other defendants filed a motion for summary judgment based on patent invalidity because of prior art. It is not known when a decision on either motion will be entered. The parties have agreed to stipulate to a stay of all discovery proceedings until August 15, 2004. It is anticipated that the court will agree to this stipulation.

     The trial is now scheduled for February 2005. An adverse outcome in the litigation could result in a substantial liability for the Company. It is still too early in the matter to determine the likelihood or to estimate the range of loss, if any, and, accordingly, no provision has been recorded for this matter in the accompanying condensed consolidated financial statements.

     The Company is a defendant in several other civil actions which are routine and incidental to its business. In management's opinion, after consultation with legal counsel, these other actions are not likely to have a material adverse effect on the Company's consolidated financial statements.


11.  Acquisition of Wizkids, LLC

     On July 9, 2003, the Company acquired Wizkids, LLC ("WizKids"), a designer and marketer of collectible strategy games, for a cash purchase price of approximately $28.4 million. It is believed that the acquisition will serve to enhance and accelerate the expansion of the Company's entertainment business. The acquisition is being accounted for using the purchase method of accounting. The financial statements of WizKids have been consolidated into the financial statements of the Company subsequent to the acquisition. The allocation of the purchase price is reflected in the financial statements contained herein.

     The total consideration paid by the Company to WizKids' shareholders was comprised of $29,500,000 in cash, net of a working capital adjustment of $1,123,500. The purchase price also reflected a $1,326,130 payment to a third party for associated licenses and legal, accounting, and investment banking fees of $679,075. The purchase price was determined based on discounted cash flow projections, which reflected expected synergies with the Company.

     The purchase price includes a $6.2 million allocation for intellectual property rights associated with the WizKids product line, which is being amortized over an estimated useful life of 6 years. There were no contingent payments with the purchase price.

     Contemporaneous with the acquisition, the Company entered into an employment agreement with Jordan Weisman, the majority shareholder and founder of WizKids, for a forty-eight month period following the closing. As part of this employment agreement, $2 million of the consideration paid to Mr. Weisman as a shareholder is being accounted for as deferred compensation and is being amortized over four years. If Mr. Weisman does not remain a Topps employee for the full four years of the agreement, he will be required to pay the Company the unamortized balance of his deferred compensation. As an additional part of his employment agreement, Mr. Weisman is entitled to contingent payments during the forty-eight months subsequent to the closing equal to 2% of WizKids annual net revenue in excess of $35 million, assuming that certain operating margin targets are met. In addition, Mr. Weisman was granted 165,000 options to acquire the Company's common stock, which were granted at fair market value on the date of grant and vest over a four-year period.

     The following table sets forth the components of the purchase price:

        Total consideration                     $ 29,500,000
        Less: Working capital adjustment          (1,123,500)
              Deferred compensation agreement     (2,000,000)
        Add:  Purchase of license                  1,326,130
              Transaction costs                      679,075
                                                -------------
        Total purchase price                    $ 28,381,705
                                                =============

     The following table provides the fair value of the acquired assets and liabilities assumed based upon WizKids' July 9, 2003 balance sheet:

        Current assets                          $  8,201,851
        Property and equipment                       564,743
        Other assets                                 115,000
        Liabilities assumed, current              (5,426,072)
                                                -------------
        Fair value of net assets acquired          3,455,522

        Intangible assets                          6,200,000
        Goodwill                                  18,726,183
                                                ------------

        Total estimated fair value of net       $ 28,381,705
        assets acquired and estimated goodwill  ============


     The goodwill of $18.7 million is included in the Entertainment business segment and is deductible for tax purposes over a fifteen-year period. There was a $21,000 reduction in the goodwill versus what was reported previously due to the finalization of transaction costs.

     The impact of including Wizkids in the condensed consolidated statements of operations on a pro forma basis as if the acquisition had occurred on March 3, 2002 is as follows:

                                     (Unaudited)
                                Thirteen weeks ended
                                    May 31, 2003
                                    ------------
                                (amounts in thousands,
                                  except share data)

     Net sales                        $ 84,547
     Income from operations              4,173
     Net income                          3,402
                                      ========


     Net income per share - basic     $   0.08
                          - diluted       0.08

12.  Employee Benefit Plans

     The components of net periodic benefit costs for the thirteen weeks ended May 29, 2004 and May 31, 2003 are as follows:

                                                               Postretirement
                                               Pension           Healthcare
--------------------------------------------------------------------------------
                                             May      May       May       May
                                          29, 2004  31, 2003  29, 2004  31, 2003
--------------------------------------------------------------------------------
                                                (amounts in thousands)
     Service Cos                           $ 345     $ 346      $  82    $  71
     Interest cost                           594       598        161      150
     Expected return on plan assets         (534)     (363)        -        -
     Amortization of:
        Initial transition obligation       ( 15)     ( 13)        50       50
        Prior service cost                    33        33         -        -
        Actuarial (gains) losses             179       279         27       12
                                           -----     -----      -----    -----
     Net periodic benefit cost             $ 602     $ 880      $ 320    $ 283
--------------------------------------------------------------------------------

     These costs are estimates based on using actuarial assumptions for fiscal 2005, and actual costs will be adjusted accordingly during the year.


13.  Recently Issued Accounting Pronouncements

     In January 2004, the Financial Accounting Standards Board ("FASB") issued FSP 106-1, which allows companies to elect a one-time deferral of the recognition of effects of the Medicare Prescription Drug Act and disclosures related to the postretirement healthcare plan. The FASB allows the one-time deferral due to a lack of clarification regarding its accounting and uncertainties regarding the effects of the Medicare Prescription Drug Act on plan participants. For companies electing the one-time deferral, the deferral remains in effect until guidance on the accounting for the federal subsidy is issued, or until certain other events, such as a plan amendment, settlement or curtailment, occur. The Company is currently evaluating the effects of the Medicare Prescription Drug Act on the postretirement benefit plan and its participants, and has elected the one-time deferral. The Company's accumulated post-retirement benefit obligation and net post-retirement benefit cost for fiscal 2004 do not reflect the effects of the Medicare Prescription Drug Act. Once specific guidance on the accounting for the federal subsidy is issued, anticipated by the Company's third quarter of fiscal 2005, it could result in a change to previously reported information.


14.  Off-Balance Sheet Arrangements

     The Company does not have any off-balance sheet arrangements and, therefore, there is no effect on its financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources from these types of arrangements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors and Stockholders of
The Topps Company, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of The Topps Company, Inc. and subsidiaries (the "Company") as of May 29, 2004, and the related condensed consolidated statements of operations, comprehensive income, and cash flows for the thirteen week periods ended May 29, 2004 and May 31, 2003. These interim financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less broad in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of February 28, 2004, and the related consolidated statements of operations, stockholders' equity, comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated May 4, 2004, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph relating to the Company's change in method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standard 142. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 28, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



s/ DELOITTE & TOUCHE LLP
-------------------------
   DELOITTE & TOUCHE LLP




July 8, 2004
New York, New York

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


First Quarter Fiscal Year 2005 (thirteen weeks ended May 29, 2004) versus First Quarter Fiscal Year 2004 (thirteen weeks ended May 31, 2003)


The following table sets forth, for the periods indicated, net sales by key business segment:

                              Thirteen weeks ended
                                May          May
                             29, 2004      31, 2003
                             --------      --------
                             (amounts in thousands)

         Net Sales
         Confectionery       $ 44,207     $ 45,530
         Entertainment         43,882       30,462
                             --------     --------
         Total               $ 88,089     $ 75,992
                             ========     ========


Net sales for the first quarter of fiscal 2005 were $88.1 million, an increase of $12.1 million, or 15.9%, from $76.0 million in the same period last year. WizKids, acquired in July 2003, contributed $5.4 million of this increase, and stronger foreign currencies versus the dollar increased sales by another $2.8 million.

Net sales of confectionery products, which include, among other things, Ring Pop, Push Pop, Baby Bottle Pop, Bazooka brand bubble gum and licensed candy products, were $44.2 million in the first quarter of this year, a decrease of $1.3 million, or 2.9%, from $45.5 million in fiscal 2004. Stronger foreign currencies contributed $1.1 million. This decrease was largely the result of a reduction in Baby Bottle Pop sales in the U.S., a function of both the introduction of Baby Bottle Pop with Candy Juice in the first quarter of last year, as well as somewhat diminished product vitality. In addition, confectionery sales continued to be impacted by issues the Company believes to be industry-wide, specifically consumer concern related to childhood obesity and nutrition, retail consolidation and continued discounting by large chocolate manufacturers. Partially offsetting these factors was a favorable contribution from the further roll-out of two new Topps chewy candy brands--Juicy Bugs and Juicy Drop Chews--and growing sales of Juicy Drop Pop.

Net sales of entertainment products, which include cards, sticker albums and the WizKids line of strategy games, were $43.9 million in the first quarter of fiscal 2005, an increase of $13.4 million, or 44.1%, from $30.5 million in the same period last year. Stronger foreign currencies provided a $1.7 million benefit. In addition to WizKids, the increase was attributable to strong sales of sticker album collections featuring teams and players participating in the European Championship, a soccer tournament held every four years, as well as to higher sales of English Premier League products. Entertainment sales for the period were also impacted by strong demand for NBA trading cards and sales of non-sports publishing products including Barbie mini albums in Italy, Wacky Packages in the US and a new Garbage Pail Kids sticker series.

Gross profit at 38.4% of net sales in the first quarter of fiscal 2005 was higher than last year's 37.0%. This improvement was primarily due to an increase in the percent of sales represented by entertainment products, which have higher gross profit margins than confectionery products. In addition, lower autograph and relic costs, smaller losses in the Company's Internet activities, and the absence of one-time costs associated with the discontinuance of Cool Junk products last year had a positive impact.

Other income/expense in the quarter of $433,000 was below last year's figure of $602,000. This reduction was largely due to the recent stabilization of the U.S. dollar, which resulted in the absence of mark-to-market gains on foreign exchange contracts, as well as the absence of foreign exchange gains on non-functional currency cash balances held abroad, both of which contributed positively to last year's quarter.

SG&A expense was $28.6 million in the quarter this year, up from $24.3 million in 2004. As a percentage of net sales, SG&A was 32.5% this year versus 32.0% a year ago. SG&A expense increased primarily due to a $1.9 million fine levied by the European Commission (see Note 10 - Legal Proceedings) and to the acquisition of WizKids, which added $1.7 million in overhead costs and $0.4 million in acquisition-related amortization expense. Cost-savings initiatives instituted last year to virtually offset higher legal costs, salary inflation and the impact of stronger European currencies. Excluding the European Commission fine, total SG&A was 30.3% of sales, a decrease of 1.7% points from the quarter last year.

Net interest income of $484,000 in the quarter this year, was below year-ago levels due to interest on a delayed income tax refund received in the first quarter of last year.

The effective tax rate reflects provisions for federal, state and local income taxes in accordance with statutory income tax rates. The Company`s tax rate was 33.0% in the first quarter this year versus 35.0% last year.

Net income for the first quarter of fiscal 2005 was $4.1 million, or $0.10 per diluted share, compared with $3.5 million, or $0.08 per diluted share last year. The European Commission fine, which was not tax-deductible, diluted earnings per share by $0.05 in the first quarter of fiscal 2005.


Liquidity and Capital Resources
-------------------------------

Management believes that the Company has adequate means to meet its liquidity and capital resource needs over the foreseeable future as a result of the combination of cash on hand, anticipated cash from operations and credit line availability.

At May 29, 2004, the Company had $96.4 million in cash and cash equivalents.

On June 26, 2000, the Company entered into a credit agreement with Chase Manhattan Bank and LaSalle Bank National Association. The agreement provides for a $35.0 million unsecured facility to cover revolver and letter of credit needs and was due to expire on June 26, 2004. The credit agreement was amended to extend the expiration date for 90 days in order to provide the Company sufficient time to complete the refinancing arrangements.

Interest rates are variable and are a function of the Company's EBITDA. The credit agreement contains restrictions and prohibitions of a nature generally found in loan agreements of this type and requires the Company, among other things, to comply with certain financial covenants, limits the Company's ability to repurchase its shares, sell or acquire assets or borrow additional money. There was no debt outstanding as of February 28, 2004 or May 29, 2004.

In October 2001, the Board of Directors authorized the purchase of up to 5 million shares of stock. During the first quarter of fiscal 2005, the Company purchased 143,800 shares at an average price of $8.95 per share. The Company has repurchased a total of 3.1 million shares under this authorization.

In the three months ended May 29, 2004, the Company's net increase in cash and cash equivalents was $2.5 million versus a decrease of $0.3 million in the comparable period of fiscal 2004.

Cash provided by operating activities this year was $6.8 million versus a use of $1.4 million last year. This improvement was primarily due to a $2.7 million increase in payables and other current liabilities stemming from the $1.9 million European Commission fine and advertising and marketing expenses, as well as to a $1.8 million decrease in prepaid expenses and other current assets, a function of the timing of payments associated with royalties and marketing expenditures. Partially offsetting this improvement, receivables increased $2.2 million on higher sales in the quarter, and inventories increased $3.0 million due to slower U.S. confectionery sales.

Cash used in investing activities of $0.7 million this year, versus $0.9 million last year, reflects a decrease in the Company's capital spending. Capital spending for the year is projected to be in the $3 million to $4 million range, with spending focused on Ring Pop production equipment and computer software and hardware. Capital spending will be funded out of cash flow provided by operating activities.

Cash used in financing activities reflects $1.6 million in cash dividends and $1.3 million in net treasury stock purchases during the quarter, net of options exercised, versus a $0.2 million source of funds from options exercised in fiscal 2004.

There are no material changes outside the ordinary course of business with respect to Company's purchase obligations as presented in the Commitments table included in its Annual Report on Form 10-K for the year ended February 28, 2004.

The Company does not have any off-balance sheet arrangements and therefore there is no effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources from these types of arrangements.


Cautionary Statements
---------------------

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby filing cautionary statements identifying important factors that could cause actual results to differ materially from those projected in any forward-looking statements of the Company made by or on behalf of the Company, whether oral or written. Among the factors that could cause the Company's actual results to differ materially from those indicated in any such forward statements are: (i) the failure of certain of the Company's principal products, particularly sports cards, entertainment cards, lollipops and sticker album collections, to achieve expected sales levels; (ii) the Company's inability to produce timely, or at all, certain new planned confectionery products; (iii) quarterly fluctuations in results; (iv) the Company's loss of important licensing arrangements; (v) the failure of etopps, the Company's on-line trading card initiative, to achieve expected levels of success; (vi) the Company's loss of important supply arrangements with third parties; (vii) the loss of any of the Company's key customers or distributors; (viii) further prolonged and material contraction in the trading card industry as a whole; (ix) excessive returns of the Company's products; (x) civil unrest, currency devaluation, health-related issues, or political upheaval in certain foreign countries in which the Company conducts business; and (xi) the failure of certain new products being introduced by WizKids to achieve expected levels of success; as well as other risks detailed from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

Critical Accounting Policies
----------------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires Topps management to make estimates and judgments that affect the reported amounts of revenue, expenses, assets, liabilities and the disclosure of contingent assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Note 1 to the Company's consolidated financial statements, included in its Annual Report on Form 10-K for the year ended February 28, 2004, "Summary of Significant Accounting Policies," summarizes its significant accounting policies. Following is a summary of the critical policies and methods used.

Revenue Recognition:
-------------------
Revenue related to sales of the Company's products is generally recognized when products are shipped, the title and risk of loss has passed to the customer, the sales price is fixed or determinable and collectibility is reasonably assured. Sales made on a returnable basis are recorded net of a provision for estimated returns. These estimates are revised, as necessary, to reflect actual experience and market conditions.

Returns Provisions:
-------------------
In determining the provision for returns, the Company performs an in-depth review of wholesale and retail inventory levels for each product sold, trends in product sell-through by sales channel, and other factors. The provision for returns was $7.2 million in the first quarter of fiscal 2005 and $3.8 million in 2004, which equates to 8.2% and 5.0% of net sales, respectively. The increase in provision this year was the result of sales of sticker album products for the European Championship, which occurs once every four years. An increase or decrease in the quarter's provision for returns by 1% of net sales would increase or decrease operating income by approximately $0.9 million.

Intangible Assets:
------------------
Intangible assets include trademarks and the value of sports, entertainment and proprietary product rights. Amortization is by the straight-line method over estimated lives which range between three and fifteen years. Management evaluates the recoverability of finite-lived intangible assets under the provisions of SFAS No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets" based on the projected undiscounted cash flows attributable to the individual assets, among other methods.

Accrual for Obsolete Inventory:
-------------------------------
The Company's accrual for obsolete inventory reflects the cost of items in inventory not anticipated to be sold. This accrual is deemed necessary as a result of discontinued items and packaging or a reduction in forecasted sales and is adjusted periodically based on a review of inventory levels and sales projections. The provision for obsolete inventory was $1.1 million in the first quarter of fiscal 2005 and $0.8 million in fiscal 2004, which equates to 1.2% and 1.1% of net sales, respectively. An increase or decrease in the quarter's provision for obsolescence by 1% of net sales would increase or decrease operating income by approximately $0.9 million.

ITEM 3. DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk associated with activities in derivative financial instruments (e.g., hedging or currency swap agreements), other financial instruments and derivative commodity instruments is confined to the impact of mark-to-market changes in foreign currency rates on the Company's forward contracts and options. The Company has no debt outstanding and does not engage in any commodity-related derivative transactions. As of May 29, 2004, the Company had contracts and options which were entered into for the purpose of hedging forecasted receipts and disbursements in various foreign currencies and which, primarily due to the stabilization of the U.S. dollar, resulted in a small mark-to-market adjustment in the quarter.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this annual report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.


Changes in internal controls.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange
Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

     In November 2000, the Commission of the European Communities (the "Commission") began an investigation into whether Topps Europe's past distribution arrangements for the sale of Pokemon products complied with European law (the "EU investigation"). On June 17, 2003, the Commission took the first formal step in the investigation and filed a Statement of Objections against The Topps Company, Inc. and its European subsidiaries, therein coming to a preliminary conclusion that these entities infringed
     Article 81 of the EC treaty during 2000 by preventing parallel trade between member states of the European Union. A hearing in front of the European Commission Tribunal took place on October 23, 2003, and on May 27, 2004, the Commission found The Topps Company, Inc. and its European subsidiaries jointly and severally liable for infringement of Article 81(1) of the EC treaty. The Commission imposed a total fine of 1.59 million euros which has been included in accrued expenses in the accompanying condensed consolidated balance sheet as of May 29, 2004 and in SG&A expenses for the thirteen weeks ended May 29, 2004.

     On February 17, 2000, Telepresence, Inc. sued Topps and nine other manufacturers of trading cards (the "Defendants") in the Federal District Court for the Central District of California for infringement of U.S. Patent No. 5,803,501 which was issued on September 8, 1998 (the "501 Patent"). In its suit, Telepresence contended that the patent covers all types of "relic" cards that contain an authentic piece of equipment, i.e., a sporting implement or jersey. Topps received an opinion of counsel that its relic cards did not infringe the 501 Patent. After initial discovery, on November 15, 2000, the Defendants jointly moved for summary judgment on the grounds that the named Plaintiff (Telepresence, Inc.) did not have standing to sue for infringement of the 501 Patent. The motion was granted and the Telepresence litigation was dismissed with prejudice on March 28, 2001.

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

     Discovery in the case commenced September 29, 2003. On March 17, 2004, Topps filed a motion for summary judgment based on non-infringement while other defendants filed a motion for summary judgment based on patent invalidity because of prior art. It is not known when a decision on either motion will be entered. The parties have agreed to stipulate to a stay of all discovery proceedings until August 15, 2004. It is anticipated that the court will agree to this stipulation.

     The trial is now scheduled for February 2005. An adverse outcome in the litigation could result in a substantial liability for the Company. It is still too early in the matter to determine the likelihood or to estimate the range of loss, if any, and, accordingly, no provision has been recorded for this matter in the accompanying condensed consolidated financial statements.

     The Company is a defendant in several other civil actions which are routine and incidental to its business. In management's opinion, after consultation with legal counsel, these other actions will not have a material adverse effect on the Company's consolidated financial statements.

                                     PART II

                                OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


The Annual Meeting of Stockholders of the Company took place on July 1, 2004 for the following purposes:

          1.  To elect three directors;
          2.  To ratify the appointment of auditors.



The results of the matters voted on are as follows:

                                          For              Withheld
                                          ---              --------
1. Election of Directors
     Allan A. Feder                    38,057,108            299,241
     David M. Mauer                    32,524,810          5,831,539
     Jack H. Nusbaum                   31,657,237          6,669,112


                                          For      Withheld    Against
                                          ---      --------    -------
2. Ratification of Appointment
     of Auditors                       37,796,383   554,467    15,499

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits as required by Item 601 of Regulation S-K filed herewith:

     31.1 Certification  of  Principal   Executive  Officer  pursuant  to  Rules
          13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

     31.2 Certification  of  Principal   Financial  Officer  pursuant  to  Rules
          13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

     32.1 Certification of Arthur T. Shorin, Chief Executive Officer and President, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of Catherine K. Jessup, Vice-President-Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)  Reports on Form 8-K

     1. Form 8-K, dated July 6, 2004, with press release, dated July 1, 2004, reporting the Company's first quarter dividend declaration.

     2. Form 8-K, dated June 25, 2004, with press release, dated June 24, 2004, reporting the Company's first quarter earnings.

     3. Form 8-K, dated May 26, 2004, with press release, dated May 26, 2004, reporting the European Commission fine.

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


                                          THE TOPPS COMPANY, INC.
                                          -----------------------
                                                REGISTRANT


                                          s/ Catherine K. Jessup
                                        ---------------------------
                                             Catherine K. Jessup
                                          Duly Authorizing Officer





July 8, 2004

                                                                Exhibit 31.1

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Arthur T. Shorin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Topps Company, Inc.;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and we have:

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


                                          THE TOPPS COMPANY, INC.
                                                REGISTRANT


                                          s/  Arthur T. Shorin
                                        ---------------------------
                                              Arthur T. Shorin
                                         Chairman, Chief Executive
                                           Officer and President


Date:    July 8, 2004

                                                                Exhibit 31.2

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Catherine K. Jessup, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of The Topps Company, Inc.;

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and we have:

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


                                          THE TOPPS COMPANY, INC.
                                                REGISTRANT


                                         s/  Catherine K. Jessup
                                        ---------------------------
                                             Catherine K. Jessup
                                      Vice President-Chief Financial
                                            Officer and Treasurer


July 8, 2004

                                                                Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of The Topps Company, Inc. (the "Company") on Form 10-Q for the period ended May 29, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Arthur
T. Shorin, Chairman, Chief Executive Officer and President of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.






                                          s/ Arthur T. Shorin
                                        ---------------------------
                                             Arthur T. Shorin
                                         Chairman, Chief Executive
                                           Officer and President





July 8, 2004

                                                                Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of The Topps Company, Inc. (the "Company") on Form 10-Q for the period ended May 29, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Catherine K. Jessup, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.






                                         s/  Catherine K. Jessup
                                        ---------------------------
                                             Catherine K. Jessup
                                      Vice President-Chief Financial
                                            Officer and Treasurer





July 8, 2004