Form 10-Q
period 2004-08-28
TOPPS CO INC
filed 2004-10-07
CIK 812076

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended August 28, 2004

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


The number of outstanding shares of Common Stock as of October 1, 2004 was 40,414,831.

                             THE TOPPS COMPANY, INC.
                                AND SUBSIDIARIES



--------------------------------------------------------------------------------
                         PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------


ITEM 1. FINANCIAL STATEMENTS


                                Index                                    Page
                                -----                                    ----

        Condensed Consolidated Balance Sheets as of August 28, 2004
        (unaudited) and February 28, 2004                                 3

        Condensed Consolidated Statements of Operations for the
        thirteen and twenty-six week periods ended August 28,
        2004 and August 30, 2003                                          4

        Condensed Consolidated Statements of Comprehensive Income
        for the thirteen and twenty-six week periods ended
        August 28, 2004 and August 30, 2003                               5

        Condensed Consolidated Statements of Cash Flows for the
        twenty-six weeks ended August 28, 2004 and August 30, 2003        6

        Notes to Condensed Consolidated Financial Statements              7

        Report of Independent Registered Public Accounting Firm          14


ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS                                        15


ITEM 3. DISCLOSURES ABOUT MARKET RISK                                    19


ITEM 4. CONTROLS AND PROCEDURES                                          20


--------------------------------------------------------------------------------
                           PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 1. LEGAL PROCEEDINGS                                                21

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                 22

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                        (Unaudited)
                                                           August      February
                                                          28, 2004     28, 2004
                                                          --------     --------
                                                         (amounts in thousands,
                                                            except share data)
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents ..........................   $ 110,599    $  93,837
  Accounts receivable - net ..........................      19,391       30,109
  Inventories ........................................      30,953       33,009
  Income tax receivable ..............................       1,542        2,697
  Deferred tax assets ................................         951        1,505
  Prepaid expenses and other current assets ..........       9,775       11,691
                                                         ---------    ---------
        TOTAL CURRENT ASSETS .........................     173,211      172,848

PROPERTY, PLANT AND EQUIPMENT ........................      33,414       32,349
  Less:  accumulated depreciation and amortization ...      20,392       18,563
                                                         ---------    ---------
        NET PROPERTY, PLANT AND EQUIPMENT ............      13,022       13,786

GOODWILL .............................................      67,566       67,586
INTANGIBLE ASSETS, net of accumulated amortization ...       9,575       10,474
OTHER ASSETS .........................................      10,765       10,769
                                                         ---------    ---------
        TOTAL ASSETS .................................   $ 274,169    $ 275,463
                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts payable ...................................   $  10,312    $  10,946
  Accrued expenses and other liabilities .............      23,902       26,249
  Income taxes payable ...............................       3,378        2,354
                                                         ---------    ---------
        TOTAL CURRENT LIABILITIES ....................      37,592       39,549

DEFERRED INCOME TAXES ................................       1,719        1,956
OTHER LIABILITIES ....................................      23,254       22,681
                                                         ---------    ---------
        TOTAL LIABILITIES ............................      62,565       64,186
                                                         ---------     --------
STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share;
  authorized 10,000,000 shares, none issued ..........        --           --
  Common stock, par value $.01 per share;
  authorized 100,000,000 shares; issued 49,244,000
  shares as of August 28, 2004 and February 28, 2004 .         492          492

  Additional paid-in capital .........................      27,829       27,829
  Treasury stock, 8,846,000 shares and 8,632,000
  shares as of August 28, 2004 and February 28, 2004,
  respectively .......................................     (84,840)     (82,287)

  Retained earnings ..................................     275,207      270,704
  Accumulated other comprehensive loss,
  net of income taxes ................................      (7,084)      (5,461)
                                                         ---------    ---------
        TOTAL STOCKHOLDERS' EQUITY ...................     211,604      211,277
                                                         ---------    ---------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...   $ 274,169    $ 275,463
                                                         =========    =========

See Notes to Condensed Consolidated Financial Statements.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 (Unaudited)
                                  Thirteen weeks ended   Twenty-six weeks ended
                                 August 28,  August 30,   August 28,  August 30,
                                   2004         2003        2004        2003
                                   ----         ----        ----        ----
                                   (amounts in thousands, except share date)

Net sales                       $ 68,781    $ 73,319    $ 156,870   $ 149,311

Cost of sales                     42,501      44,560       96,791      92,428
                                --------    --------    ---------   ---------

Gross profit on sales             26,280      28,759       60,079      56,883

Selling, general and
  administrative expenses         21,879      21,543       50,472      45,886

Other income, net                    411         342          844         944
                                --------    --------    ---------   ---------
    Income from operations         4,812       7,558       10,451      11,941

Interest income, net                 557         450        1,041       1,484
                                --------    --------    ---------   ---------
Income before provision for
   income taxes                    5,369       8,008       11,492      13,425

Provision for income taxes         1,714       2,736        3,735       4,632
                                --------    --------    ---------   ---------
              Net income        $  3,655    $  5,272    $   7,757   $   8,793
                                ========    ========    =========   =========


Net income per share - basic      $ 0.09      $ 0.13       $ 0.19      $ 0.22
                     - diluted    $ 0.09      $ 0.13       $ 0.19      $ 0.21


Weighted average shares
  outstanding - basic           40,459,000  40,605,000  40,513,000  40,650,000
              -diluted          41,511,000  41,386,000  41,565,000  41,433,000




See Notes to Condensed Consolidated Financial Statements.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME


                                                  (Unaudited)
                                  Thirteen weeks ended   Twenty-six weeks ended
                                 August 28,  August 30,   August 28,  August 30,
                                   2004         2003        2004        2003
                                   ----         ----        ----        ----
                                   (amounts in thousands, except share date)


Net income                      $  3,655    $  5,272    $  7,757    $  8,793

Currency translation adjustment     (756)     (1,340)     (1,623)        970
                                ---------   ---------   ---------   --------
Comprehensive income            $  2,899    $  3,932    $  6,134    $  9,763
                                =========   =========   =========   ========



























                See Notes to Condensed Consolidated Financial Statements.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               (Unaudited)
                                                          Twenty-six weeks ended
                                                           August       August
                                                          28, 2004     30, 2003
                                                          --------     --------
                                                          (amounts in thousands)


Cash flows from operating activities:
  Net income ...........................................   $  7,757    $  8,793
  Add non-cash items included in net income:
    Depreciation and amortization ......................      3,161       2,844
    Deferred income taxes ..............................        317          83

Changes in operating assets and liabilities:
  Accounts receivable ..................................     10,718       6,239
  Inventories ..........................................      2,007      (2,573)
  Income tax receivable/payable ........................      2,178         921
  Prepaid expenses and other current assets ............      1,916        (433)
  Payables and other current liabilities ...............      2,982      (5,624)
  Other assets and liabilities .........................       (218)        566
                                                            -------    ---------
     Cash provided by operating activities .............     24,854      10,816

Cash flows from investing activities:
  Acquisition of business, net of cash acquired                 --      (27,923)
  Additions to property, plant and equipment ...........     (1,065)     (1,063)
                                                            --------    --------
      Cash used in investing activities ................     (1,065)    (28,986)

Cash flows from financing activities:
  Dividends paid to stockholders .......................    (3,254)      (1,631)
  Purchase of treasury stock and exercise
    of stock options ...................................    (2,553)      (1,591)
                                                            -------    ---------
      Cash used in by financing activities .............    (5,807)      (3,222)

Effect of exchange rates on cash and cash equivalents ..    (1,220)         305
                                                           --------    ---------
Net increase (decrease) in cash and cash equivalents ...   $16,762     $(21,087)
                                                           ========    =========

Cash and cash equivalents at beginning of period .......   $ 93,837    $114,259
Cash and cash equivalents at end period ................   $110,599    $ 93,172

Supplemental disclosure of cash flow information:
  Interest paid ........................................   $    137    $     70
  Income taxes paid ....................................   $  1,792    $  3,718




See Notes to Condensed Consolidated Financial Statements.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   AS OF AUGUST 28, 2004 AND FEBRUARY 28, 2004
                AND FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIODS
                    ENDED AUGUST 28, 2004 AND AUGUST 30, 2003


1.   Summary of Significant Accounting Policies

     Basis of Presentation: The accompanying unaudited condensed interim consolidated financial statements have been prepared by The Topps Company, Inc. and its subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, considered necessary for a fair presentation. Operating results for the thirteen-week periods ended August 28, 2004 and August 30, 2003 are not necessarily indicative of the results that may be expected for the year. For further information, refer to the consolidated financial statements and notes thereto in the Company's annual report for the year ended February 28, 2004.

     Employee Stock Options: The Company accounts for stock-based employee compensation based on the intrinsic value of stock options granted in accordance with the provisions of Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees." Information relating to stock-based employee compensation, including the pro forma effects, had the Company accounted for stock-based employee compensation based on the fair value of stock options granted (net of tax) in accordance with SFAS 123, "Accounting for Stock-Based Compensation," is shown below:


                                        For the thirteen weeks ended
                                  August 28, 2004           August 30, 2003
                              -----------------------   ------------------------
                              As reported   Pro forma   As reported   Pro forma
                              -----------------------   ------------------------
  Net income, as reported       $ 3,655      $ 3,655      $ 5,272      $ 5,272
  Less: Stock-based employee
        compensation                            (170)                     (349)
                                             --------                  --------
  Pro forma net income .....                 $ 3,485                   $ 4,923
                                             ========                  ========
  Earnings per share:
    Basic .................     $  0.09      $  0.09      $  0.13      $  0.12
    Diluted ...............     $  0.09      $  0.09      $  0.13      $  0.12


                                        For the twenty-six weeks ended
                                  August 28, 2004           August 30, 2003
                              -----------------------   ------------------------
                              As reported   Pro forma   As reported   Pro forma
                              -----------------------   ------------------------
  Net income, as reported       $ 7,757      $ 7,757      $ 8,793      $ 8,793
  Less: Stock-based employee
        compensation                            (311)                     (549)
                                             --------                  --------
  Pro forma net income .....                 $ 7,446                   $ 8,244
                                             ========                  ========
  Earnings per share:
    Basic .................     $  0.19      $  0.18      $  0.22      $  0.20
    Diluted ...............     $  0.19      $  0.18      $  0.21      $  0.20

     Options have an exercise price equal to the market price on the date prior to the grant date and typically vest over a three-year period. In determining the preceding pro forma amounts under Statement of Financial Accounting Standards ("SFAS") 123, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions: $0.16 per share dividend on fiscal 2005 and fiscal 2004 options, but no dividend on fiscal 2003 options; risk-free interest rate, estimated volatility and expected life as follows: fiscal 2005 options - 4.4%, 32% and 6.0 years, respectively; fiscal 2004 options - 4.4%, 38% and 6.5 years, respectively; fiscal 2003 options - 4.5%, 35% and 6.5 years, respectively.

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


3.   Accounts Receivable
                                         (Unaudited)
                                           August      February
                                          28, 2004     28, 2004
                                          --------     --------
                                          (amounts in thousands)

        Gross receivables .............   $ 46,229     $ 52,843
        Reserve for returns ...........    (23,028)     (19,516)
        Other reserves ................     (3,810)      (3,218)
                                          --------     --------
           Net receivables ............   $ 19,391     $ 30,109
                                          ========     ========

     Other reserves consist of allowances for discounts, doubtful accounts and customer deductions for promotional marketing programs.


4.   Inventories

                                         (Unaudited)
                                           August      February
                                          28, 2004     28, 2004
                                          --------     --------
                                          (amounts in thousands)

        Raw materials ..................  $  7,627     $  5,571
        Work in process ................     4,961        2,824
        Finished products ..............    18,365       24,614
                                          --------     --------
             Total inventories .........  $ 30,953     $ 33,009
                                          ========     ========

5.   Segment Information

     Following is the breakdown of industry segments as required by SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company has two reportable business segments: Confectionery and Entertainment.

     The Confectionery segment consists of a variety of candy products including Ring Pop, Push Pop and Baby Bottle Pop, Juicy Drop Pop, the Bazooka bubble gum line and, from time to time, confectionery products based on licensed characters, such as Pokemon and Yu-Gi-Oh!.

     The Entertainment segment primarily consists of cards and sticker album products featuring sports and non-sports subjects. Trading cards feature players from Major League Baseball, the National Basketball Association, the National Football League, and the National Hockey League (although our contract with the NHL has expired), as well as characters from popular films, television shows and other entertainment properties. Sticker album products feature players from the English Premier League and characters from entertainment properties such as Pokemon and Yu-Gi-Oh! This segment also includes results from WizKids, a designer and marketer of strategy games acquired in July 2003.

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

     The majority of the Company's assets are shared across both segments, and the Company's chief decision-maker does not evaluate the performance of each segment utilizing asset-based measures. Therefore, the Company does not include a breakdown of assets or depreciation and amortization by segment.

                                  Thirteen weeks ended   Twenty-six weeks ended
                                 August 28,  August 30,   August 28,  August 30,
                                   2004         2003        2004        2003
                                   ----         ----        ----        ----
                                             (amounts in thousands)

  Net Sales
  Confectionery                   $ 39,982    $ 42,008     $ 84,189    $ 87,538
  Entertainment                     28,799      31,311       72,681      61,773
                                  --------    --------     --------    --------
  Total                           $ 68,781    $ 73,319     $156,870    $149,311
                                  ========    ========     ========    ========

  Contributed Margin
  Confectionery                   $ 15,777    $ 15,491     $ 28,779    $ 29,260
  Entertainment                      8,998      10,276       22,426      17,399
                                  --------    --------     --------    --------
  Total                           $ 24,775    $ 25,767     $ 51,205    $ 46,659
                                  ========    ========     ========    ========


Reconciliation of Contributed
Margin to Income Before Provision
for Income Taxes:

  Total contributed margin        $ 24,775     $ 25,767    $ 51,205    $ 46,659
  Unallocated general and
       administrative expense
       and manufacturing overhead  (18,805)     (16,986)    (38,437)    (32,818)
   Depreciation and amortization    (1,569)      (1,565)     (3,161)     (2,844)
   Other income, net                   411          342         844         944
                                  ---------    ---------   ---------   ---------
   Income from operations            4,812        7,558      10,451      11,941
   Interest income, net                557          450       1,041       1,484
                                  ---------    ---------   ---------   ---------
   Income before provision for
       income taxes               $  5,369     $  8,008    $ 11,492    $ 13,425
                                  =========    =========   =========   =========


6.   Dividend and Share Repurchase Programs

     In June 2003, the Board of Directors of the Company initiated a quarterly dividend of $0.04 per share.

     On July 1, 2004, the Board of Directors declared its second quarter cash dividend of $0.04 per share payable on August 2, 2004 to shareholders of record on July 19, 2004.

     In October 1999, the Company's Board of Directors authorized the repurchase of up to 5 million shares of the Company's common stock. In October 2001, the Company completed the authorization and the Board approved the purchase of another 5 million shares. As of August 28, 2004, under these two programs, the Company has purchased 8,296,700 common shares.


7.   Credit Agreement

     On June 26, 2000, the Company entered into a credit agreement with Chase Manhattan Bank and LaSalle Bank National Association for a term of four years, which ended on June 26, 2004. On June 25, 2004, the credit agreement was amended, however, to extend the expiration date for 90 days in order to provide the Company sufficient time to complete refinancing arrangements. This credit agreement has now expired.

     On September 14, 2004, the Company entered into a new credit agreement with JPMorgan Chase Bank. The agreement provides for a $30.0 million unsecured facility to cover revolver and letter of credit needs and expires on September 13, 2007. Interest rates are variable and a function of market rates and the Company's EBITDA. The credit agreement contains restrictions and prohibitions of a nature generally found in loan agreements of this type and requires the Company, among other things, to comply with certain financial covenants, limits the Company's ability to sell or acquire assets or borrow additional money and places certain restrictions on the purchase of Company shares and the payment of dividends. The credit agreement may be terminated by the Company at any point over the three-year term (provided the Company repays all outstanding amounts thereunder) without penalty.

     There was no debt outstanding under either credit agreement as of February 28, 2004 or August 28, 2004.

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

     As a result of the acquisition of WizKids in July 2003, goodwill increased by $18.7 million, and other intangibles increased by $6.2 million (included in intellectual property) (see Note 11). Intangible assets as of August 28, 2004 and February 28, 204 were as follows:

                                                         (amounts in thousands)
                                          August 28, 2004           '        February 28, 2004
                                            (Unaudited)             '
                                    Gross                           '   Gross
                                  Carrying   Accumulated            ' Carrying    Accumulated
                                    Value   Amortization     Net    '   Value    Amortization     Net
                                  --------  ------------  --------  ' --------   ------------  --------
Licenses and Contracts ........   $ 21,569   $(17,607)    $  3,962  ' $ 21,569     $(17,272)   $  4,297
Intellectual Property .........     18,784    (13,767)       5,017  '   18,784      (13,251)      5,533
Software and Other ............      2,953     (2,765)         188  '    2,953       (2,717)        236
Min. Pension  Liab ............        408       --            408  '      408          --          408
                                  --------   ---------    --------  ' --------     ---------   --------
Total Intangibles .............   $ 43,714   $(34,139)    $  9,575  ' $ 43,714     $(33,240)   $ 10,474
                                  ========   =========    ========  ' ========     =========   ========

     Useful lives of the Company's intangible assets have been established based on the Company's intended use of such assets and their estimated period of future benefit, which are reviewed periodically. Useful lives are as follows:
                                                          Weighted Average
              Category             Useful Life         Remaining Useful Life
              --------             -----------         ---------------------
        Licenses and Contracts       15 years                 5.9 years
        Intellectual Property         6 years                 4.9 years
        Software and Other            5 years                 2.0 years


     The weighted average remaining useful life for the Company's intangible assets in aggregate is 5.2 years. Over the next five years, the Company estimates amortization of the intangible assets detailed above to be as follows:


                     Fiscal Year                Amount
                     -----------                ------
                                            (in thousands)

                        2005                  $ 1,797
                        2006                  $ 1,797
                        2007                  $ 1,750
                        2008                  $ 1,703
                        2009 and thereafter   $ 2,528


     In addition to the amortization of intangibles listed above, reported amortization expense, which was $1,268,000 and $894,000 for the twenty-six weeks ended August 28, 2004 and August 30, 2003, respectively, included amortization of deferred financing fees and deferred compensation costs.

10.  Legal Proceedings

     In November 2000, the Commission of the European Communities (the "Commission") began an investigation into whether Topps Europe's past distribution arrangements for the sale of Pokemon products complied with European law (the "EU investigation"). On June 17, 2003, the Commission filed a Statement of Objections against The Topps Company, Inc. and its

     European subsidiaries, therein coming to a preliminary conclusion that these entities infringed Article 81 of the EC treaty during 2000 by preventing parallel trade between member states of the European Union. A hearing in front of the European Commission Tribunal took place on October 23, 2003, and on May 27, 2004, the Commission found The Topps Company, Inc. and its European subsidiaries jointly and severally liable for infringement of Article 81(1) of the EC treaty. The Commission imposed a total fine of
     1.6 million euros ($1.9 million) which was included in accrued expenses in the condensed consolidated balance sheet as of May 29, 2004 and in SG&A expense for the thirteen weeks ended May 29, 2004. The fine has now been paid.

     On February 17, 2000, Telepresence, Inc. sued Topps and nine other manufacturers of trading cards (the "Defendants") in the Federal District Court for the Central District of California for infringement of U.S. Patent No. 5,803,501 which was issued on September 8, 1998 (the "501 Patent"). In its suit, Telepresence contended that the patent covers all types of "relic" cards that contain an authentic piece of equipment, i.e., a piece of sporting equipment or jersey. After initial discovery, on November 15, 2000, the Defendants jointly moved for summary judgment on the grounds that the named Plaintiff (Telepresence, Inc.) did not have standing to sue for infringement of the 501 Patent. The motion was granted and the Telepresence litigation was dismissed with prejudice on March 28, 2001.

     After the dismissal, the 501 Patent was assigned to a company called Media Technologies, Inc. Media Technologies is under the control of the same person (the inventor, Adrian Gluck) who brought the Telepresence action. On November 19, 2001, Media Technologies sued essentially the same group of defendants in the same court for infringement of the 501 Patent. On March 13, 2002, the Defendants again moved for summary judgment based on the fact that the Telepresence action was dismissed with prejudice. That motion was granted by the District Court on April 22, 2002. Plaintiff (Media Technologies, Inc.) appealed on May 2, 2002. The Court of Appeals for the Federal Circuit reversed the judgment on July 11, 2003, and the case has been returned to Judge Stotler in the Central District of California for trial.

     Discovery in the case commenced September 29, 2003 and was stayed pending the outcome of two summary judgment motions filed by defendants. On March 17, 2004, Topps filed a motion for summary judgment based on non-infringement while other defendants filed a motion for summary judgment based on patent invalidity because of prior art. Both motions were denied on July 26, 2004 and discovery has now resumed. On September 15th, 2004, defendant Upper Deck Company, LLC moved for a separate trial on the issues of infringement, damages, willfulness and counterclaims.

     The trial is currently scheduled for February 2005. An adverse outcome in the litigation could result in a substantial liability for the Company. It is still too early in the matter to determine the likelihood of damages or to estimate the range of loss, if any, and, accordingly, no provision has been recorded for this matter in the accompanying condensed consolidated financial statements.

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

     Contemporaneous with the acquisition, the Company entered into an employment agreement with Jordan Weisman, the majority shareholder and founder of WizKids, for a forty-eight month period following the closing. As part of this employment agreement, $2 million of the consideration paid to Mr. Weisman as a shareholder is being accounted for as deferred compensation and is being amortized over four years. If Mr. Weisman does not remain a WizKids employee for the full four years of the agreement, he will be required to pay the Company the unamortized balance of his deferred compensation. As an additional part of his employment agreement, Mr. Weisman is entitled to contingent payments during the forty-eight months subsequent to the closing equal to 2% of WizKids' annual net revenue in excess of $35 million, assuming that certain operating margin targets are met. In addition, Mr. Weisman was granted 165,000 options to acquire the Company's common stock, which were granted at fair market value on the date of grant and vest over a four-year period.

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

     The impact of including WizKids in the condensed consolidated statements of operations on a pro forma basis as if the acquisition had occurred on March 2, 2003 is as follows:


                                     (Unaudited)
                                Thirteen weeks ended    Twenty-six weeks ended
                                  August 30, 2003          August 30, 2003
                                  ---------------          ---------------
                                 (amounts in thousands,  except share data)

     Net sales                        $ 78,152              $162,699
     Income from operations              5,965                10,138
     Net income                          4,280                 7,682
                                      ========              ========


     Net income per share - basic     $   0.11              $   0.19
                          - diluted   $   0.10              $   0.19

12.  Employee Benefit Plans

     The components of net periodic benefit costs for the thirteen and twenty-six weeks ended August 28, 2004 and August 30, 2003 are as follows:

                                                               Postretirement
                                               Pension           Healthcare
--------------------------------------------------------------------------------
Thirteen weeks                             August    August    August    August
--------------                            28, 2004  30, 2003  28, 2004  30, 2003
--------------------------------------------------------------------------------
                                                (amounts in thousands)
     Service Cost                          $ 345     $ 346      $  82    $  71
     Interest cost                           593       597        163      150
     Expected return on plan assets         (535)     (363)        -        -
     Amortization of:
        Initial transition obligation       ( 15)     ( 12)        50       50
        Prior service cost                    33        33         -        -
        Actuarial (gains) losses             179       279         27       12
                                           -----     -----      -----    -----
     Net periodic benefit cost             $ 600     $ 880      $ 322    $ 283
                                           =====     =====      =====    =====
--------------------------------------------------------------------------------

                                                               Postretirement
                                               Pension           Healthcare
--------------------------------------------------------------------------------
Twenty-six weeks                           August    August    August    August
----------------                          28, 2004  30, 2003  28, 2004  30, 2003
--------------------------------------------------------------------------------
                                                (amounts in thousands)
     Service Cost                         $   690   $   692   $   164   $  142
     Interest cost                          1,187     1,195       324      300
     Expected return on plan assets        (1,069)     (726)        -        -
     Amortization of:
        Initial transition obligation        ( 30)     ( 25)      100      100
        Prior service cost                     66        66         -        -
        Actuarial (gains) losses              358       558        54       24
                                          -------   -------   -------   ------
     Net periodic benefit cost            $ 1,202   $ 1,760   $   642   $  566
                                          =======   =======   =======   ======
--------------------------------------------------------------------------------

     The fiscal 2005 costs are estimated based on actuarial assumptions, and actual costs will be adjusted accordingly during the year.


13.  Recently Issued Accounting Pronouncements

     In January 2004, the Financial Accounting Standards Board ("FASB") issued FSP 106-1, which allows companies to elect a one-time deferral of the recognition of effects of the Medicare Prescription Drug Act and disclosures related to the postretirement healthcare plan. The FASB allows the one-time deferral due to a lack of clarification regarding its accounting and uncertainties regarding the effects of the Medicare Prescription Drug Act on plan participants. For companies electing the one-time deferral, the deferral remains in effect until guidance on the accounting for the federal subsidy is issued, or until certain other events, such as a plan amendment, settlement or curtailment, occur. The Company is currently evaluating the effects of the Medicare Prescription Drug Act on the postretirement benefit plan and its participants, and has elected the one-time deferral. In May 2004, the FASB issued FSP No. 106-2 ("FSP 106-2"), which superseded FSP 106-1. FSP 106-2 provides authoritative guidance on the accounting for the Act and specifies the disclosure requirements for employers who have adopted FSP 106-2. FSP 106-2 is effective for the interim or annual period beginning after June 15, 2004. The Company's accumulated post-retirement benefit obligation and net post-retirement benefit cost for fiscal 2004 and fiscal 2005 do not reflect the effects of the Medicare Prescription Drug Act. Once specific guidance on the accounting for the federal subsidy is issued, anticipated by the Company's third quarter of fiscal 2005, it could result in a change to previously reported information.


14.  Off-Balance Sheet Arrangements

     The Company does not have any off-balance sheet arrangements and, therefore, there is no effect on its financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources from this type of arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
-------------------------------------------------------

Board of Directors and Stockholders of
The Topps Company, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of The Topps Company, Inc. and subsidiaries (the "Company") as of August 28, 2004, and the related condensed consolidated statements of operations and comprehensive income for the thirteen and twenty-six week periods ended August 28, 2004 and August 30, 2003 and of cash flows for the twenty-six week periods ended August 28, 2004 and August 30, 2003. These interim financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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





s/   DELOITTE & TOUCHE LLP
--------------------------



October 7, 2004
New York, New York

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Second Quarter Fiscal Year 2005 (thirteen weeks ended August 28, 2004) versus Second Quarter Fiscal Year 2004 (thirteen weeks ended August 30, 2003)
-----------------------------------------------------------------------------

The following table sets forth, for the periods indicated, net sales by key business segment:
                              Thirteen weeks ended      Twenty-six weeks ended
                              August       August         August        August
                             28, 2004     30, 2003      28, 2004      30, 2003
                             --------     --------      --------      --------
                                          (amounts in thousands)

         Net Sales
         Confectionery       $ 39,982     $ 42,008      $ 84,189      $ 87,538
         Entertainment         28,799       31,311        72,681        61,773
                             --------     --------      --------      --------
         Total               $ 68,781     $ 73,319      $156,870      $149,311
                             ========     ========      ========      ========


Net sales for the second quarter of fiscal 2005 were $68.8 million, a decrease of $4.5 million, or 6.2%, from $73.3 million in the same period last year. Stronger foreign currencies versus the dollar increased sales in the quarter this year by $1.3 million.

Net sales of confectionery products, which include, among other things, Ring Pop, Push Pop, Baby Bottle Pop, Bazooka brand bubble gum and licensed candy products, were $40.0 million in the second quarter of this year, a decrease of $2.0 million, or 4.8%, from $42.0 million in fiscal 2004. Stronger foreign currencies contributed $0.6 million. Confectionery sales in the second quarter continued to be impacted by industry issues such as retail consolidation, increased promotional spending by competitors (including price discounting) and childhood nutritional concerns. Partially offsetting these factors was a favorable contribution from the growing sales of Juicy Drop Pop and the further roll-out of two new Topps chewy products--Juicy Drop Chews and Juicy Bugs.

Net sales of entertainment products, which include cards, stickers, sticker albums and the WizKids line of strategy games, were $28.8 million in the second quarter of fiscal 2005, a decrease of $2.5 million, or 8.0%, from $31.3 million in the same period last year. Stronger foreign currencies provided a $0.7 million benefit. The decline was a function of the decision not to release hockey cards due to an uncertain NHL season and difficult comparisons to last year's basketball sales, which benefited from a highly anticipated rookie class. Additionally, net sales were impacted by higher returns provisions for European sports and publishing products. Sales at WizKids, acquired in July of last year, were higher due to the full quarter of ownership this year. Worldwide publishing sales increased slightly year-over-year driven by Pokemon, Wacky Packages, Garbage Pail Kids and Yu-Gi-Oh! releases.

Gross profit as a percentage of net sales in the second quarter of fiscal 2005 was 38.2% as compared with last year's level of 39.2%. This decline was primarily the result of the higher returns provisions in the European entertainment business, which reduced net sales. Lower autograph and relic costs on U.S. sports products partly offset the impact of increased provisions.

Other income/expense in the quarter was $411,000 as compared with last year's figure of $342,000. This was largely the result of the absence of exchange losses on foreign cash balances recorded last year, and, to a lesser degree, increased licensing income from confectionery brands and WizKids.

SG&A expense was $21.9 million in the quarter this year, up from $21.5 million in fiscal 2004. As a percentage of net sales, SG&A was 31.8% this year versus 29.4% a year ago. The modest increase in SG&A dollar spending was the result of costs associated with a strategic planning project and higher selling-related expenses in the U.S. and Europe, in part offset by reduced advertising and marketing costs behind U.S. confectionery products and etopps.

Net interest income of $557,000 in the second quarter this year was higher than a year-ago due to higher interest rates.

The effective tax rate reflects provisions for federal, state and local income taxes in accordance with statutory income tax rates. The Company`s tax rate of 31.9% in the second quarter this year versus 34.2% last year reflects the adjustment necessary to reduce the full year forecasted rate to 32.5% from 33.0%.

Net income for the second quarter of fiscal 2005 was $3.7 million, or $0.09 per diluted share, compared with $5.3 million, or $0.13 per diluted share last year.


First Half Fiscal 2005 (twenty-six weeks ended August 28, 2004) compared to First Half Fiscal 2004 (twenty-six weeks ended August 30, 2003)
---------------------------------------------------------------------------

Net sales in the first half of fiscal 2005 were $156.9 million, an increase of $7.6 million, or 5.1%, from $149.3 million in the same period last year. Stronger foreign currencies versus the dollar served to increase sales by $4.1 million.

Net sales of confectionery products were $84.2 million in the first half this year, a decrease of $3.3 million, or 3.8%, from $87.5 million in fiscal 2004. Stronger foreign currencies contributed $1.7 million. Confectionery sales this year were impacted largely by industry issues in the U.S. and reduced demand for Yu-Gi-Oh! confectionery products in Europe. Newer items, particularly Juicy Drop Pop, as well as Juicy Drop Chews and Juicy Bugs, added incrementally to sales in the first half this year.

Net sales of entertainment products in the first half of this year were $72.7 million, an increase of $10.9 million, or 17.7%, from $61.8 million last year. Stronger foreign currencies added $2.4 million this year. Year-over-year first half growth was attributable to sales of sticker album collections featuring the European Championship, a soccer tournament held every four years, as well as to higher sales of English Premier League products, more than offseting lower sales of U.S. sports cards and internet products in the period. In addition, sales at WizKids, acquired in July of last year, added an incremental $6.4 million in sales in the six months of ownership this year.

Gross profit as a percentage of net sales in the first half of fiscal 2005 was 38.3% as compared with 38.1% for the same period last year. Lower sports autograph and relic costs, the absence of expenses associated with Cool Junk last year and a reduction in product development costs associated with the U.S. sports business offset the impact of higher returns provisions on the sale of European entertainment products.

Other income was $844,000 this year versus $944,000 last year. This reduction was largely due to the recent relative stabilization of the U.S. dollar which resulted in lower mark-to-market gains this year on foreign exchange contracts.

SG&A expense was $50.5 million for the first half of fiscal 2005 compared with $45.9 million in fiscal 2004. As a percent of net sales, SG&A of 32.2% was 1.5% points higher than last year. The increase in dollar costs was primarily a function of a full six months of WizKids ownership, as well as a $1.9 million fine levied by the European Commission in the first quarter of this year. (see
Note 10 - Legal Proceedings.) Cost savings initiatives instituted last year in the U.S. sports, Internet and WizKids operations helped offset higher consulting and selling expenses, salary inflation and the impact of stronger European currencies. Advertising and marketing costs were below last year for the six-month period due to reduced spending on the U.S. confectionery business and etopps, partially offset by higher spending behind new product launches overseas.

Net interest income for the first half of fiscal 2005 decreased to $1.0 million from $1.5 million in fiscal 2004 due to interest received from the IRS on a tax refund in the first quarter of last year.

The tax rate for the first half this year was 32.5%, reflecting the current full-year tax rate outlook, versus 34.5% for the same period last year.

Net income in the first half of fiscal 2005 was $7.8 million, or $0.19 per diluted share, compared with $8.8 million, or $0.21 per diluted share last year. Excluding the impact of the European Commission fine, net income in the first half this year was $9.7 million, or $0.23 per diluted share.

Liquidity and Capital Resources
-------------------------------

Management believes that the Company has adequate means to meet its liquidity and capital resource needs over the foreseeable future as a result of the combination of cash on hand, anticipated cash from operations and credit line availability.

At August 28, 2004, the Company had $110.6 million in cash and cash equivalents.

On June 26, 2000, the Company entered into a credit agreement with Chase Manhattan Bank and LaSalle Bank National Association for a term of four years, which ended on June 26, 2004. On June 25, 2004, the credit agreement was amended to extend the expiration date for 90 days in order to provide the Company sufficient time to complete refinancing arrangements. This credit agreement has now expired.

On September 14, 2004, the Company entered into a new credit agreement with JPMorgan Chase Bank. The agreement provides for a $30.0 million unsecured facility to cover revolver and letter of credit needs and expires on September 13, 2007. Interest rates are variable and a function of market rates and the Company's EBITDA. The credit agreement contains restrictions and prohibitions of a nature generally found in loan agreements of this type and requires the Company, among other things, to comply with certain financial covenants, limits the Company's ability to sell or acquire assets or borrow additional money and places certain restrictions on the purchase of Company shares and the payment of dividends. The credit agreement may be terminated by the Company at any point over the three-year term (provided the Company repays all outstanding amounts thereunder) without penalty.

In October 2001, the Board of Directors authorized the purchase of up to 5 million shares of stock. During the first half of fiscal 2005, the Company purchased 350,400 shares at an average price of $9.11 per share. The Company has repurchased a total of 3.3 million shares under this authorization.

In the six months ended August 28, 2004, the Company's net increase in cash and cash equivalents was $16.8 million versus a decrease of $21.1 million in the comparable period of fiscal 2004. The cash use last year was largely a function of the purchase of WizKids net of cash acquired of $27.9 million.

Cash provided by operating activities this year was $24.9 million versus $10.8 million last year. This improvement was primarily due to a $10.7 million reduction in receivables resulting from the collection of seasonal confectionery and European sports billings and the increase in the returns reserve related to sales of European entertainment products. Additionally, better management of confectionery stocks resulted in a reduction in inventories in the first half this year.

Cash used in investing activities was $1.1 million this year for the Company's capital spending. Last year's figure of $29.0 million includes the WizKids net purchase price of $27.9 million and $1.1 million in capital spending. Fiscal 2005 full year capital spending is projected to be in the $3 million to $4 million range, driven by investments in Ring Pop production equipment and computer software and hardware. Capital spending dividend payments and treasury stock purchases are being funded out of cash flow from operating activities.

Cash used in financing activities of $5.8 million this year reflects $3.2 million in cash dividends and $2.6 million in treasury stock purchases (net of $0.6 million options exercised). This spending compares with an outlay of $3.2 million last year, comprised of $1.6 million in cash dividends and $1.6 million in net treasury stock purchases. Dividend payments and treasury stock purchases are being funded out of cash flow from operating activities.

There are no material changes outside the ordinary course of business with respect to Company's purchase obligations as presented in the Commitments table included in its Annual Report on Form 10-K for the year ended February 28, 2004.

The Company does not have any off-balance sheet arrangements and, therefore, there is no effect on its financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources from this type of arrangement.

Cautionary Statements
---------------------

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby filing cautionary statements identifying important factors that could cause actual results to differ materially from those projected in any forward-looking statements of the Company made by or on behalf of the Company, whether oral or written. Among the factors that could cause the Company's actual results to differ materially from those indicated in any such forward-looking statements are: (i) the failure of certain of the Company's principal products, particularly sports cards, entertainment cards, WizKids strategy games, confectionery products and sticker album collections, to achieve expected sales levels; (ii) the Company's inability to produce timely, or at all, certain new planned confectionery products; (iii) quarterly fluctuations in results; (iv) the Company's loss of important licensing arrangements; (v) the Company's loss of important supply arrangements with third parties; (vi) the loss of any of the Company's key customers or distributors; (vii) further material contraction in the trading card industry as a whole; (viii) excessive returns of the Company's products; (ix) civil unrest, currency devaluation, health-related issues, or political upheaval in certain foreign countries in which the Company conducts business; and other risks detailed from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

Critical Accounting Policies
----------------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires Topps management to make estimates and judgments that affect the reported amounts of revenue, expenses, assets, liabilities and the disclosure of contingent assets and liabilities. Actual results may differ from these estimates.

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

Returns Provisions: In determining the provision for returns, the Company performs an in-depth review of wholesale and retail inventory levels for each product sold, trends in product sell-through by sales channel, and other factors. The provision for returns was $11.2 million in the first twenty-six weeks of fiscal 2005 and $5.8 million in 2004, which equates to 7.1% and 3.9% of higher net sales, respectively. The increase in the provision this year the result of anticipated returns of sticker album products featuring the European Championship, which occurs once every four years, as well as other entertainment properties. An increase or decrease in the provision for returns by 1% of net sales would decrease or increase operating income by approximately $1.6 million.

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

Accrual for Obsolete Inventory: The Company's accrual for obsolete inventory reflects the cost of items in inventory not anticipated to be sold. This accrual is deemed necessary as a result of discontinued items and packaging or a reduction in forecasted sales and is adjusted periodically based on a review of inventory stocks and sales projections. The provision for obsolete inventory was $1.9 million in the twenty-six weeks of fiscal 2005 and $2.0 million in fiscal 2004, which equates to 1.2% and 1.3% of net sales, respectively. An increase or decrease in the provision for obsolescence by 1% of net sales would decrease or increase operating income by approximately $1.6 million.

ITEM 3. DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk associated with activities in derivative financial instruments (e.g., hedging or currency swap agreements), other financial instruments and derivative commodity instruments is confined to the impact of mark-to-market changes in foreign currency rates on the Company's forward contracts and options. The Company has no debt outstanding and does not engage in any commodity-related derivative transactions. As of August 28, 2004, the Company had contracts and options which were entered into for the purpose of hedging forecasted receipts and disbursements in various foreign currencies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

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

Changes in internal controls

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

                                     PART II


ITEM 1. LEGAL PROCEEDINGS

In November 2000, the Commission of the European Communities (the "Commission") began an investigation into whether Topps Europe's past distribution arrangements for the sale of Pokemon products complied with European law (the "EU investigation"). On June 17, 2003, the Commission filed a Statement of Objections against The Topps Company, Inc. and its European subsidiaries, therein coming to a preliminary conclusion that these entities infringed Article 81 of the EC treaty during 2000 by preventing parallel trade between member states of the European Union. A hearing in front of the European Commission Tribunal took place on October 23, 2003, and on May 27, 2004, the Commission found The Topps Company, Inc. and its European subsidiaries jointly and severally liable for infringement of Article 81(1) of the EC treaty. The Commission imposed a total fine of 1.6 million euros ($1.9 million) which was included in accrued expenses in the condensed consolidated balance sheet as of May 29, 2004 and in SG&A expense for the thirteen weeks ended May 29, 2004. The fine has now been paid.

On February 17, 2000, Telepresence, Inc. sued Topps and nine other manufacturers of trading cards (the "Defendants") in the Federal District Court for the Central District of California for infringement of U.S. Patent No. 5,803,501 which was issued on September 8, 1998 (the "501 Patent"). In its suit, Telepresence contended that the patent covers all types of "relic" cards that contain an authentic piece of equipment, i.e., a piece of sporting equipment or jersey. After initial discovery, on November 15, 2000, the Defendants jointly moved for summary judgment on the grounds that the named Plaintiff (Telepresence, Inc.) did not have standing to sue for infringement of the 501 Patent. The motion was granted and the Telepresence litigation was dismissed with prejudice on March 28, 2001.

After the dismissal, the 501 Patent was assigned to a company called Media Technologies, Inc. Media Technologies is under the control of the same person (the inventor, Adrian Gluck) who brought the Telepresence action. On November 19, 2001, Media Technologies sued essentially the same group of defendants in the same court for infringement of the 501 Patent. On March 13, 2002, the Defendants again moved for summary judgment based on the fact that the Telepresence action was dismissed with prejudice. That motion was granted by the District Court on April 22, 2002. Plaintiff (Media Technologies, Inc.) appealed on May 2, 2002. The Court of Appeals for the Federal Circuit reversed the judgment on July 11, 2003, and the case has been returned to Judge Stotler in the Central District of California for trial.

Discovery in the case commenced September 29, 2003 and was stayed pending the outcome of two summary judgment motions filed by defendants. On March 17, 2004, Topps filed a motion for summary judgment based on non-infringement while other defendants filed a motion for summary judgment based on patent invalidity because of prior art. Both motions were denied on July 26, 2004 and discovery has now resumed. On September 15th, 2004 defendant Upper Deck Company, LLC moved for a separate trial on the issues of infringement, damages, willfulness and counterclaims.

The trial is currently scheduled for February 2005. An adverse outcome in the litigation could result in a substantial liability for the Company. It is still too early in the matter to determine the likelihood of damages or to estimate the range of loss, if any, and, accordingly, no provision has been recorded for this matter in the accompanying condensed consolidated financial statements.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits as required by Item 601 of Regulation S-K filed herewith:

10.22 Credit agreement, dated September 14, 2004, between the Company and JPMorgan Chase Bank.

10.23 The Topps Company, Inc. Bonus Plan for Scott Silverstein, effective August 4, 2004.

10.24 License Agreement between the Football Association Premier League Limited and Topps Europe, LTD dated September 30, 2003.

31.1 Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

31.2 Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

32.1 Certification of Arthur T. Shorin, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Catherine K. Jessup, Vice-President-Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)  Reports on Form 8-K

     1. Form 8-K, dated August 4, 2004, with press release, reporting the appointment of Scott Silverstein as President and Chief Operating Officer.

     2. Form 8-K, dated September 24, 2004, with press release, dated September 23, 2004, reporting the Company's fiscal 2005 second quarter earnings.

     3. Form 8-K, dated October 7, 2004, with press release, dated October 6, 2004, reporting the Company's fiscal 2005 third quarter dividend declaration.

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



                                        THE TOPPS COMPANY, INC.
                                        -----------------------
                                                REGISTRANT


                                        s/ Catherine K. Jessup
                                        ------------------------
                                           Catherine K. Jessup
                                         Duly Authorized Officer

October 7, 2004