Form 10-Q/A
period 2004-08-28
TOPPS CO INC
filed 2004-10-18
CIK 812076

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q/A


                                AMENDMENT NO. 1


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

                                EXPLANATORY NOTE



There was a typographical error on the Balance Sheet filed on October 7, 2004. The amount representing Other Assets was incorrectly reported in EDGAR as $10,765,000 rather than the correct amount of $10,795,000.

The Company is filing this Amendment No. 1 to Form 10-Q filed on October 7, 2004 solely to reflect the correct amount of $10,795,000 on its Balance Sheet.

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

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                        (Unaudited)
                                                           August      February
                                                          28, 2004     28, 2004
                                                          --------     --------
                                                         (amounts in thousands,
                                                            except share data)
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents ..........................   $ 110,599    $  93,837
  Accounts receivable - net ..........................      19,391       30,109
  Inventories ........................................      30,953       33,009
  Income tax receivable ..............................       1,542        2,697
  Deferred tax assets ................................         951        1,505
  Prepaid expenses and other current assets ..........       9,775       11,691
                                                         ---------    ---------
        TOTAL CURRENT ASSETS .........................     173,211      172,848

PROPERTY, PLANT AND EQUIPMENT ........................      33,414       32,349
  Less:  accumulated depreciation and amortization ...      20,392       18,563
                                                         ---------    ---------
        NET PROPERTY, PLANT AND EQUIPMENT ............      13,022       13,786

GOODWILL .............................................      67,566       67,586
INTANGIBLE ASSETS, net of accumulated amortization ...       9,575       10,474
OTHER ASSETS .........................................      10,795       10,769
                                                         ---------    ---------
        TOTAL ASSETS .................................   $ 274,169    $ 275,463
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
                                =========   =========   =========   ========



























                See Notes to Condensed Consolidated Financial Statements.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               (Unaudited)
                                                          Twenty-six weeks ended
                                                           August       August
                                                          28, 2004     30, 2003
                                                          --------     --------
                                                          (amounts in thousands)


Cash flows from operating activities:
  Net income ...........................................   $  7,757    $  8,793
  Add non-cash items included in net income:
    Depreciation and amortization ......................      3,161       2,844
    Deferred income taxes ..............................        317          83

Changes in operating assets and liabilities:
  Accounts receivable ..................................     10,718       6,239
  Inventories ..........................................      2,007      (2,573)
  Income tax receivable/payable ........................      2,178         921
  Prepaid expenses and other current assets ............      1,916        (433)
  Payables and other current liabilities ...............     (2,982)     (5,624)
  Other assets and liabilities .........................       (218)        566
                                                            -------    ---------
     Cash provided by operating activities .............     24,854      10,816

Cash flows from investing activities:
  Acquisition of business, net of cash acquired                 --      (27,923)
  Additions to property, plant and equipment ...........     (1,065)     (1,063)
                                                            --------    --------
      Cash used in investing activities ................     (1,065)    (28,986)

Cash flows from financing activities:
  Dividends paid to stockholders .......................    (3,254)      (1,631)
  Purchase of treasury stock and exercise
    of stock options ...................................    (2,553)      (1,591)
                                                            -------    ---------
      Cash used in by financing activities .............    (5,807)      (3,222)

Effect of exchange rates on cash and cash equivalents ..    (1,220)         305
                                                           --------    ---------
Net increase (decrease) in cash and cash equivalents ...   $16,762     $(21,087)
                                                           ========    =========

Cash and cash equivalents at beginning of period .......   $ 93,837    $114,259
Cash and cash equivalents at end period ................   $110,599    $ 93,172

Supplemental disclosure of cash flow information:
  Interest paid ........................................   $    137    $     70
  Income taxes paid ....................................   $  1,792    $  3,718




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

October 15, 2004