Form 10-Q
period 2004-11-27
TOPPS CO INC
filed 2005-01-06
CIK 812076

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended November 27, 2004

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


The number of outstanding shares of Common Stock as of January 3, 2005 was 40,431,571.

                             THE TOPPS COMPANY, INC.
                                AND SUBSIDIARIES



--------------------------------------------------------------------------------
                         PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------


ITEM 1. FINANCIAL STATEMENTS


                                Index                                    Page
                                -----                                    ----

        Condensed Consolidated Balance Sheets as of November 27, 2004
        (unaudited) and February 28, 2004                                 3

        Condensed Consolidated Statements of Operations for the
        thirteen and thirty-nine week periods ended November 27,
        2004 and November 29, 2003                                        4

        Condensed Consolidated Statements of Comprehensive Income
        for the thirteen and thirty-nine week periods ended
        November 27, 2004 and November 29, 2003                           5

        Condensed Consolidated Statements of Cash Flows for the thirty-
        nine weeks ended November 27, 2004 and November 29, 2003          6

        Notes to Condensed Consolidated Financial Statements              7

        Report of Independent Registered Public Accounting Firm          15


ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS                                        16


ITEM 3. DISCLOSURES ABOUT MARKET RISK                                    20


ITEM 4. CONTROLS AND PROCEDURES                                          21


--------------------------------------------------------------------------------
                           PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 1. LEGAL PROCEEDINGS                                                22

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                 23

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                        (Unaudited)
                                                          November     February
                                                          27, 2004     28, 2004
                                                          --------     --------
                                                         (amounts in thousands,
                                                            except share data)
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents ..........................   $ 116,703    $  93,837
  Accounts receivable, net ...........................      20,326       30,109
  Inventories ........................................      30,114       33,009
  Income tax receivable ..............................       2,369        2,697
  Deferred tax assets ................................         915        1,505
  Prepaid expenses and other current assets ..........      12,525       11,691
                                                         ---------    ---------
        TOTAL CURRENT ASSETS .........................     182,952      172,848

PROPERTY, PLANT AND EQUIPMENT ........................      34,009       32,349
  Less:  accumulated depreciation and amortization ...      21,488       18,563
                                                         ---------    ---------
        NET PROPERTY, PLANT AND EQUIPMENT ............      12,521       13,786

GOODWILL .............................................      67,566       67,586
INTANGIBLE ASSETS, net of accumulated amortization ...       9,126       10,474
OTHER ASSETS .........................................      10,971       10,769
                                                         ---------    ---------
        TOTAL ASSETS .................................   $ 283,136    $ 275,463
                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts payable ...................................   $   9,637    $  10,946
  Accrued expenses and other liabilities .............      27,674       26,249
  Income taxes payable ...............................       2,389        2,354
                                                         ---------    ---------
        TOTAL CURRENT LIABILITIES ....................      39,700       39,549

DEFERRED INCOME TAXES ................................       4,065        1,956
OTHER LIABILITIES ....................................      23,380       22,681
                                                         ---------    ---------
        TOTAL LIABILITIES ............................      67,145       64,186
                                                         ---------     --------
STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share;
  authorized 10,000,000 shares, none issued ..........        --           --

  Common stock, par value $.01 per share;
  authorized 100,000,000 shares; issued 49,244,000
  shares as of November 27, 2004 and February 28, 2004 .       492          492

  Additional paid-in capital .........................      27,829       27,829

  Treasury stock, 8,823,000 shares and 8,632,000
  shares as of November 27, 2004 and February 28, 2004,
  respectively .......................................     (85,361)     (82,287)

  Retained earnings ..................................     276,365      270,704

  Accumulated other comprehensive loss,
  net of income taxes ................................      (3,334)      (5,461)
                                                         ---------    ---------
        TOTAL STOCKHOLDERS' EQUITY ...................     215,991      211,277
                                                         ---------    ---------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...   $ 283,136    $ 275,463
                                                         =========    =========

See Notes to Condensed Consolidated Financial Statements.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 (Unaudited)
                                Thirteen weeks ended   Thirty-nine weeks ended
                                November,   November    November     November
                                27,  2004   29, 2003    27, 2004     29, 2003
                                ---------   --------    --------     --------
                                   (amounts in thousands, except share data)

Net sales                       $ 70,650    $ 78,470    $ 227,520   $ 227,781

Cost of sales                     46,990      54,148      143,781     146,576
                                --------    --------    ---------   ---------

Gross profit on sales             23,660      24,322       83,739      81,205

Selling, general and
  administrative expenses         20,378      23,265       70,850      69,151

Other income (expense), net          (54)       (402)         790         542
                                --------    --------    ---------   ---------
    Income from operations         3,228         655       13,679      12,596

Interest income, net                 883         445        1,924       1,929
                                --------    --------    ---------   ---------
Income before provision for
   income taxes                    4,111       1,100       15,603      14,525

Provision for income taxes         1,320         118        5,055       4,750
                                --------    --------    ---------   ---------
              Net income        $  2,791    $    982    $  10,548   $   9,775
                                ========    ========    =========   =========


Net income per share - basic      $ 0.07      $ 0.02       $ 0.26      $ 0.24
                     - diluted    $ 0.07      $ 0.02       $ 0.26      $ 0.23


Weighted average shares
  outstanding - basic           40,412,000  40,530,000  40,482,000  40,610,000
              - diluted         41,253,000  41,822,000  41,280,000  41,726,000




See Notes to Condensed Consolidated Financial Statements.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME


                                                  (Unaudited)
                                Thirteen weeks ended   Thirty-nine weeks ended
                                November    November    November    November
                                27, 2004    29, 2003    27, 2004    29, 2003
                                --------    --------    --------    --------
                                 (amounts in thousands, except share data)


Net income                      $  2,791    $    982    $ 10,548   $   9,775

Currency translation adjustment     (504)      3,301      (2,127)      4,271
                                ---------   ---------   ---------   --------
Comprehensive income            $  2,287    $  4,283    $  8,421    $ 14,046
                                =========   =========   =========   ========



























See Notes to Condensed Consolidated Financial Statements.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               (Unaudited)
                                                         Thirty-nine weeks ended
                                                          November     November
                                                          27, 2004     29, 2003
                                                          --------     --------
                                                          (amounts in thousands)


Cash flows from operating activities:
  Net income ...........................................   $ 10,548    $  9,775
  Add non-cash items included in net income:
    Depreciation and amortization ......................      4,717       4,798
    Deferred income taxes ..............................      2,699        (207)

Changes in operating assets and liabilities:
  Accounts receivable ..................................      9,783       4,133
  Inventories ..........................................      2,895      (1,120)
  Income tax receivable/payable ........................        363      (1,019)
  Prepaid expenses and other current assets ............       (834)     (1,542)
  Payables and other current liabilities ...............        116      (7,574)
  Other assets and liabilities .........................      1,410         359
                                                            -------    ---------
     Cash provided by operating activities .............     31,697       7,603

Cash flows from investing activities:
  Acquisition of business, net of cash acquired                 --      (28,593)
  Additions to property, plant and equipment ...........     (1,660)     (1,989)
                                                            --------    --------
      Cash used in investing activities ................     (1,660)    (30,582)

Cash flows from financing activities:
  Dividends paid to stockholders .......................    (4,887)      (3,262)
  Purchase of treasury stock and exercise
    of stock options ...................................    (3,074)      (1,406)
                                                            -------    ---------
      Cash used in financing activities ................    (7,961)      (4,668)

Effect of exchange rates on cash and cash equivalents ..       790        2,940
                                                           --------    ---------
Net increase (decrease) in cash and cash equivalents ...   $22,866    $ (24,707)
                                                           ========    =========

Cash and cash equivalents at beginning of year .........   $ 93,837    $114,259
Cash and cash equivalents at period end ................   $116,703    $ 89,552

Supplemental disclosure of cash flow information:
  Interest paid ........................................   $    203    $    133
  Income taxes paid ....................................   $  2,941    $  4,741




See Notes to Condensed Consolidated Financial Statements.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  AS OF NOVEMBER 27, 2004 AND FEBRUARY 28, 2004
             AND FOR THE THIRTEEN AND THIRTY-NINE WEEK PERIODS ENDED
                     NOVEMBER 27, 2004 AND NOVEMBER 29, 2003


1.   Summary of Significant Accounting Policies

     Basis of Presentation: The accompanying unaudited condensed interim consolidated financial statements have been prepared by The Topps Company, Inc. and its subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, considered necessary for a fair presentation. Operating results for the thirteen week and thirty-nine week periods ended November 27, 2004 and November 29, 2003 are not necessarily indicative of the results that may be expected for the year. For further information, refer to the consolidated financial statements and notes thereto in the Company's annual report for the year ended February 28, 2004.

     Employee Stock Options: The Company accounts for stock-based employee compensation based on the intrinsic value of stock options granted in accordance with the provisions of Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees." Information relating to stock-based employee compensation, including the pro forma effects, had the Company accounted for stock-based employee compensation based on the fair value of stock options granted (net of tax) in accordance with Statement of Financial Accounting Standards ("SFAS") 123, "Accounting for Stock-Based Compensation," is shown below (amounts in thousands):


                                        For the thirteen weeks ended
                                 November 27, 2004         November 29, 2003
                              -----------------------   ------------------------
                              As reported   Pro forma   As reported   Pro forma
                              -----------------------   ------------------------
  Net income, as reported       $ 2,791      $ 2,791      $   982      $   982
  Less: Stock-based employee
        compensation                            (173)                     (349)
                                             --------                  --------
  Pro forma net income .....                 $ 2,618                   $   633
                                             ========                  ========
  Earnings per share:
    Basic .................     $  0.07      $  0.06      $  0.02      $  0.02
    Diluted ...............     $  0.07      $  0.06      $  0.02      $  0.02



                                        For the thirty-nine weeks ended
                                 November 27, 2004         November 29, 2003
                              -----------------------   ------------------------
                              As reported   Pro forma   As reported   Pro forma
                              -----------------------   ------------------------
  Net income, as reported       $10,548      $10,548      $ 9,775      $ 9,775
  Less: Stock-based employee
        compensation                            (485)                     (898)
                                             --------                  --------
  Pro forma net income .....                 $10,063                   $ 8,877
                                             ========                  ========
  Earnings per share:
    Basic .................     $  0.26      $  0.25      $  0.24      $  0.22
    Diluted ...............     $  0.26      $  0.24      $  0.23      $  0.21


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


3.   Accounts Receivable
                                         (Unaudited)
                                          November     February
                                          27, 2004     28, 2004
                                          --------     --------
                                          (amounts in thousands)

        Gross receivables .............   $ 45,133     $ 52,843
        Reserve for returns ...........    (22,131)     (19,516)
        Other reserves ................     (2,676)      (3,218)
                                          --------     --------
           Net receivables ............   $ 20,326     $ 30,109
                                          ========     ========

     Other reserves consist of allowances for discounts, doubtful accounts and customer deductions for promotional marketing programs.


4.   Inventories

                                         (Unaudited)
                                          November     February
                                          27, 2004     28, 2004
                                          --------     --------
                                          (amounts in thousands)

        Raw materials ..................  $  7,831     $  5,571
        Work in process ................     6,222        2,824
        Finished products ..............    16,061       24,614
                                          --------     --------
             Total inventories .........  $ 30,114     $ 33,009
                                          ========     ========


5.   Segment Information

     Following is the breakdown of industry segments as required by SFAS 131, "Disclosures About Segments of an Enterprise and Related Information." The Company has two reportable business segments: Confectionery and Entertainment.

     The Confectionery segment consists of a variety of candy products including Ring Pop, Push Pop, Baby Bottle Pop, Juicy Drop Pop, the Bazooka bubble gum line and, from time to time, confectionery products based on licensed characters, such as Pokemon and Yu-Gi-Oh!

     The Entertainment segment primarily consists of cards and sticker album products featuring sports and non-sports subjects. Trading cards feature players from Major League Baseball, the National Basketball Association, the National Football League, and the National Hockey League (although our contract with the NHL has expired), as well as characters from popular films, television shows and other entertainment properties. Sticker album products feature players from the English Premier League and characters from entertainment properties such as Pokemon and Yu-Gi-Oh! This segment also includes products from WizKids, a designer and marketer of strategy games acquired in July 2003.

     The Company's chief decision-maker regularly evaluates the performance of each segment based upon its contributed margin, which is profit after cost of goods, product development, advertising and promotional costs and obsolescence, but before general and administrative expenses and manufacturing overhead, depreciation and amortization, other income (expense), net interest and income taxes.

     The majority of the Company's assets are shared across both segments, and the Company's chief decision-maker does not evaluate the performance of each segment utilizing asset-based measures. Therefore, the Company does not include a breakdown of assets or depreciation and amortization by segment.

                                  Thirteen weeks ended   Thirty-nine weeks ended
                                  November    November     November    November
                                  27, 2004    29, 2003     27, 2004    29, 2003
                                  --------    --------     --------    --------
                                             (amounts in thousands)

  Net Sales
  Confectionery                   $ 28,992    $ 31,819     $113,181    $119,357
  Entertainment                     41,658      46,651      114,339     108,424
                                  --------    --------     --------    --------
  Total                           $ 70,650    $ 78,470     $227,520    $227,781
                                  ========    ========     ========    ========

  Contributed Margin
  Confectionery                   $  8,885    $  9,253     $ 37,664    $ 38,493
  Entertainment                     12,923      10,964       35,349      28,383
                                  --------    --------     --------    --------
  Total                           $ 21,808    $ 20,217     $ 73,013    $ 66,876
                                  ========    ========     ========    ========


Reconciliation of Contributed
Margin to Net Income:

  Total contributed margin        $ 21,808     $ 20,217    $ 73,013    $ 66,876
  General and administrative
     expense and manufacturing
     overhead                      (16,970)     (17,206)    (55,407)    (50,024)
  Depreciation and amortization     (1,556)      (1,954)     (4,717)     (4,798)
  Other income, net                    (54)        (402)        790         542
                                  ---------    ---------   ---------   ---------
  Income from operations             3,228          655      13,679      12,596
  Interest income, net                 883          445       1,924       1,929
                                  ---------    ---------   ---------   ---------
  Income before provision for
     income taxes                    4,111        1,100      15,603      14,525
  Provision for income taxes         1,320          118       5,055       4,750
                                  ---------    ---------   ---------   ---------
  Net Income                      $  2,791     $    982    $ 10,548    $  9,775
                                  =========    =========   =========   =========


6.   Dividend and Share Repurchase Programs

     In June 2003, the Board of Directors of the Company initiated a quarterly dividend of $0.04 per share which has been paid each quarter since that date.

     In October 1999, the Company's Board of Directors authorized the repurchase of up to 5 million shares of the Company's common stock. In October 2001, the Company completed the authorization and the Board approved the purchase of another 5 million shares. As of November 27, 2004, the Company had purchased 8,390,700 common shares under these two programs.


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

     There was no debt outstanding under either credit agreement as of November 27, 2004 or February 28, 2004.

8.   Reclassifications

     Certain  items  in  the  prior  years'   financial   statements  have  been
     reclassified to conform with the current year's presentation.


9.   Goodwill and Intangible Assets

     On March 3, 2002, the Company adopted SFAS 141 "Business Combinations" and SFAS 142 "Goodwill and Other Intangible Assets" which require the Company to prospectively cease amortization of goodwill and instead conduct periodic tests of goodwill for impairment. The Company has elected to conduct its annual impairment test at the end of each fiscal third quarter.

     As a result of the acquisition of WizKids in July 2003, goodwill increased by $18.7 million, and other intangibles increased by $6.2 million (included in intellectual property) (see Note 11). Intangible assets as of November 27, 2004 and February 28, 2004 were as follows:

                                                         (amounts in thousands)
                                         November 27, 2004          '        February 28, 2004
                                            (Unaudited)             '
                                    Gross                           '   Gross
                                  Carrying   Accumulated            ' Carrying    Accumulated
                                    Value   Amortization     Net    '   Value    Amortization     Net
                                  --------  ------------  --------  ' --------   ------------  --------
Licenses and Contracts ........   $ 21,569   $(17,774)    $  3,795  ' $ 21,569     $(17,272)   $  4,297
Intellectual Property .........     18,784    (14,026)       4,758  '   18,784      (13,251)      5,533
Software and Other ............      2,953     (2,788)         165  '    2,953       (2,717)        236
Min. Pension Liab. ............        408       --            408  '      408          --          408
                                  --------   ---------    --------  ' --------     ---------   --------
Total Intangibles .............   $ 43,714   $(34,588)    $  9,126  ' $ 43,714     $(33,240)   $ 10,474
                                  ========   =========    ========  ' ========     =========   ========

     Useful lives of the Company's intangible assets have been established based on the Company's intended use of such assets and their estimated period of future benefit, which are reviewed periodically. Useful lives are as follows:
                                                          Weighted Average
              Category             Useful Life         Remaining Useful Life
              --------             -----------         ---------------------
        Licenses and Contracts       15 years                 5.7 years
        Intellectual Property         6 years                 4.6 years
        Software and Other            5 years                 1.8 years


     The weighted average remaining useful life for the Company's intangible assets in aggregate is 5.1 years. Going forward, the Company estimates amortization of the intangible assets detailed above to be as follows:


                     Fiscal Year(s)             Amount
                     --------------             ------
                                            (in thousands)

                        2005                  $ 1,797
                        2006                  $ 1,797
                        2007                  $ 1,750
                        2008                  $ 1,703
                        2009 and thereafter   $ 3,019



     In addition to the  amortization  of  intangibles  listed  above,  reported
     amortization   expense,   which  was  $1,863,000  and  $1,802,000  for  the
     thirty-nine weeks ended November 27, 2004 and November 29, 2003, respectively, included amortization of deferred financing fees and deferred compensation costs.

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

     After the dismissal, the 501 Patent was assigned to a company called Media Technologies, Inc. Media Technologies is under the control of the same person (the inventor, Adrian Gluck) who brought the Telepresence action. On November 19, 2001, Media Technologies sued essentially the same group of defendants in the same court for infringement of the 501 Patent. On March 13, 2002, the Defendants again moved for summary judgment based on the fact that the Telepresence action was dismissed with prejudice. That motion was granted by the District Court on April 22, 2002. Plaintiff (Media Technologies, Inc.) appealed on May 2, 2002. The Court of Appeals for the Federal Circuit reversed the judgment on July 11, 2003, and the case was returned to Judge Stotler in the Central District of California for trial. On October 16, 2003, Media Technologies amended its complaint by alleging that Defendants' sale of relic cards additionally infringed U.S. Patent No. 6,142,532 (the "532 Patent") which was issued on November 7, 2000 and is similar to the 501 Patent.

     Discovery in the case commenced September 29, 2003 and was stayed pending the outcome of two summary judgment motions filed by defendants. On March 17, 2004, Topps filed a motion for summary judgment based on non-infringement while other defendants filed a motion for summary judgment based on patent invalidity because of prior art. Both motions were denied on July 26, 2004, and discovery resumed. On September 15, 2004, defendant Upper Deck Company, LLC ("Upper Deck") moved for a separate trial on the issues of infringement, damages, willfulness and counterclaims, a motion the other defendants subsequently joined. On October 26, 2004, the court ruled that the patent validity issues would be tried first, before those of infringement.

     On October 4, 2004, Defendants petitioned the United States Patent & Trademark Office (the "USPTO") to reexamine the patentability of both the 501 Patent and the 532 Patent. On October 25, 2004, Defendants also filed a motion with the district court requesting a stay of the proceedings pending the petition with the USPTO. On December 2, 2004, the court denied the motion for the stay. On December 13, 2004, the USPTO granted the petition for reexamination of the 501 Patent and on December 15, 2004, the USPTO granted the petition for reexamination of the 532 Patent. On December 29, 2004, Defendants once again filed a motion with the district court requesting a stay of the proceedings while the USPTO reexamines the patentability of the 501 Patent and the 532 Patent.

     The trial is still currently scheduled for February 2005. An adverse outcome in the litigation could result in a substantial liability for the Company. It is not possible to determine the likelihood of damages or to estimate the range of loss, if any, and, accordingly, no provision has been recorded for this matter in the accompanying condensed consolidated financial statements.

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

This figure differs from the amount shown for Acquisition of business, net of cash acquired in the Condensed Consolidated Statement of Cash flows on page 6, which reflects preliminary transaction costs as of November 29, 2003. The goodwill of $18.7 million is included in the Entertainment business segment and is deductible for tax purposes over a fifteen-year period.

The impact of including WizKids in the condensed consolidated statements of operations on a pro forma basis as if the acquisition had occurred on March 2, 2003 is as follows:

                                     (Unaudited)
                                Thirteen weeks ended    Thirty-nine weeks ended
                                  November 29, 2003        November 29, 2003
                                  -----------------        -----------------
                                 (amounts in thousands,  except share data)

     Net sales                        $ 78,470              $241,169
     Income from operations                655                10,793
     Net income                            982                 8,664


     Net income per share - basic     $   0.02              $   0.21
                          - diluted   $   0.02              $   0.21

12.  Employee Benefit Plans

     The components of net periodic benefit costs for the thirteen and thirty-nine weeks ended November 27, 2004 and November 29, 2003 are as follows:

                                                               Postretirement
                                               Pension           Healthcare
--------------------------------------------------------------------------------
Thirteen weeks ended                      November  November  November  November
--------------------                      27, 2004  29, 2003  27, 2004  29, 2003
--------------------------------------------------------------------------------
                                                (amounts in thousands)
     Service cost                          $ 345     $ 346      $  82    $  71
     Interest cost                           594       597        163      150
     Expected return on plan assets         (535)     (363)        -        -
     Amortization of:
        Initial transition obligation       ( 15)     ( 12)        50       50
        Prior service cost                    33        33         -        -
        Actuarial (gains) losses             179       279         27       12
                                           -----     -----      -----    -----
     Net periodic benefit cost             $ 601     $ 880      $ 322    $ 283
                                           =====     =====      =====    =====
--------------------------------------------------------------------------------

                                                               Postretirement
                                               Pension           Healthcare
--------------------------------------------------------------------------------
Thirty-nine weeks ended                   November  November  November  November
-----------------------                   27, 2004  29, 2003  27, 2004  29, 2003
--------------------------------------------------------------------------------
                                                (amounts in thousands)
     Service cost                         $ 1,035   $ 1,038   $   246   $  213
     Interest cost                          1,781     1,792       487      450
     Expected return on plan assets        (1,604)   (1,089)        -        -
     Amortization of:
        Initial transition obligation        ( 45)     ( 37)      150      150
        Prior service cost                     99        99         -        -
        Actuarial (gains) losses              537       837        81       36
                                          -------   -------   -------   ------
     Net periodic benefit cost            $ 1,803   $ 2,640   $   964   $  849
                                          =======   =======   =======   ======
--------------------------------------------------------------------------------

     The fiscal 2005 costs are estimated based on actuarial assumptions, and actual costs will be adjusted accordingly during the year.


13.  Recently Issued Accounting Pronouncements

     In January 2004, the Financial Accounting Standards Board ("FASB") issued FSP 106-1, which allows companies to elect a one-time deferral of the recognition of effects of the Medicare Prescription Drug Act and disclosures related to the postretirement healthcare plan. The FASB allows the one-time deferral due to a lack of clarification regarding its accounting and uncertainties regarding the effects of the Medicare Prescription Drug Act on plan participants. For companies electing the one-time deferral, the deferral remains in effect until guidance on the accounting for the federal subsidy is issued, or until certain other events, such as a plan amendment, settlement or curtailment, occur. The Company has evaluated the effects of the Medicare Prescription Drug Act on the postretirement benefit plan and its participants, and has elected the one-time deferral. In May 2004, the FASB issued FSP No. 106-2 ("FSP
     106-2"), which superseded FSP 106-1. FSP 106-2 provides authoritative guidance on the accounting for the Act and specifies the disclosure requirements for employers who have adopted FSP 106-2. FSP 106-2 is effective for the interim or annual period beginning after June 15, 2004. The Company's accumulated post-retirement benefit obligation and net post-retirement benefit cost for fiscal 2004 and fiscal 2005 reflects the effects of the Medicare Prescription Drug Act. Specific guidance on the accounting for the federal subsidy was issued during the Company's third quarter of fiscal 2005, and there was no change to previously reported information. The Medicare Prescription Drug Act will serve to reduce the Company's Fiscal 2005 postretirement medical expenses by $0.2 million to $1.1 million.

On November 24, 2004, the FASB issued Statement 151 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement requires that those items are recognized as current period charges regardless of whether they meet the criterion of "so abnormal" as defined by ARB 43. This Statement did not have a material effect on the Company's consolidated results of operation or financial position.

On December 16, 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment, which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements starting with interim statements issued after June 15, 2005. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. SFAS 123 also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123 (revised 2004) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company is currently evaluating the impact of adopting this standard on its future financial statements.

On December 21, 2004 the FASB issued FSP 109-b, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision With the American Job Creation Act of 2004". The Act introduces a one-time dividend received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer provided certain criteria are met. An enterprise that is evaluating the repatriation provision shall apply the provisions of Statement 109 as it decides on a plan for reinvestment or repatriation of its unremitted foreign earnings. The enterprise shall measure the income tax effects of such repatriation without the effects of the repatriation provision until it has decided on a plan for repatriation that would be subject to the repatriation provision. The Company is currently evaluating the impact of adopting this standard on its future financial statements.


14.  Off-Balance Sheet Arrangements

     The Company does not have any off-balance sheet arrangements and, therefore, there is no effect on its financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources from this type of arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of The Topps Company, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of The Topps Company, Inc. and subsidiaries (the "Company") as of November 27, 2004 and the related condensed consolidated statements of operations and comprehensive income for the thirteen and thirty-nine week periods ended November 27, 2004 and November 29, 2003, and of cash flows for the thirty-nine week periods ended November 27, 2004 and November 29, 2003. These interim financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have  previously  audited,  in  accordance  with the  standards of the Public
Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of February 28, 2004, and the related consolidated statements of operations, stockholders' equity, comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated May 4, 2004, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph relating to the Company's change in method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standard 142. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 28, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





s/  DELOITTE & TOUCHE LLP
-------------------------




New York, NY
January 6, 2005

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Third Quarter Fiscal Year 2005 (thirteen weeks ended November 27, 2004) versus
------------------------------------------------------------------------------
Third Quarter Fiscal Year 2004 (thirteen weeks ended November 29, 2003)
-----------------------------------------------------------------------

The following table sets forth, for the periods indicated, net sales by key business segment:

                              Thirteen weeks ended      Thirty-nine weeks ended
                             November     November      November      November
                             27, 2004     29, 2003      27, 2004      29, 2003
                             --------     --------      --------      --------
                                        (in thousands of dollars)
         Net Sales
         ---------
         Confectionery       $ 28,992     $ 31,819      $113,181      $119,357
         Entertainment         41,658       46,651       114,339       108,424
                             --------     --------      --------      --------
         Total               $ 70,650     $ 78,470      $227,520      $227,781
                             ========     ========      ========      ========

Net sales for the third quarter of fiscal 2005 were $70.7 million, a decrease of $7.8 million, or 10.0%, from $78.5 million in the same period last year. Stronger foreign currencies versus the dollar increased sales in the quarter this year by $1.4 million.

Net sales of confectionery products, which include, among others, Ring Pop, Push Pop, Baby Bottle Pop, Bazooka brand bubble gum and licensed candy products, were $29.0 million in the third quarter of this year, a decrease of $2.8 million, or 8.9%, from $31.8 million in fiscal 2004. Stronger foreign currencies contributed $0.6 million to this year's sales. U.S. confectionery sales continued to be impacted by industry issues such as concern over childhood nutrition and retail consolidation. In particular, sales of Baby Bottle Pop were below year ago levels. International confectionery sales also declined due to lower sales of Push Pop Flip N' Dip in Japan.

Net sales of entertainment products, which include trading cards, sticker album collections and the WizKids line of strategy games, were $41.7 million in the third quarter of fiscal 2005, a decrease of $5.0 million, or 10.7%, from $46.7 million in the same period last year. Stronger foreign currencies provided a $0.8 million benefit this year. Lower entertainment sales were in part a function of continued declines in the U.S. sports card market and the Company's decision not to release hockey cards this year given an uncertain NHL season. Sales of WizKids products were also below year ago due to one fewer release and softer sales of core products in general. However, WizKids was modestly profitable for the third consecutive quarter after acquisition-related amortization expenses. Also, within the entertainment segment, net sales of non-sports publishing products in the quarter were above year ago due to success of products featuring World Wide Wrestling and Barbie in Europe and Star Wars both domestically and overseas.

Gross profit as a percentage of net sales in the third quarter of fiscal 2005 was 33.5% as compared with 31.0% in the third quarter of fiscal 2004. Margin improvement was primarily the result of a significant reduction in obsolete inventory provisions from levels taken last year at WizKids. In addition, autograph and relic costs were below prior year due to lower U.S. sports sales and better utilization of these items.

SG&A expense was $20.4 million in the third quarter of this year, down from $23.3 million in fiscal 2004. As a percentage of net sales, SG&A this year was 28.8% versus 29.6% a year ago. Favorable SG&A was the result of reduced advertising and marketing costs behind U.S. confectionery products and etopps, as well as cost reduction initiatives and layoffs instituted at WizKids at the end of fiscal 2004. The Company intends to reinstate advertising support behind its U.S. confectionery products to at least historical levels in the fourth quarter.

Other expense in the third quarter was $54,000 as compared with $402,000 in the quarter last year. This improvement was largely the result of favorable exchange on foreign-denominated balances.

Net interest income was $883,000 in the third quarter of this year versus $445,000 last year due to higher interest rates and a higher cash balance.

The effective tax rate reflects provisions for federal, state and local income taxes in accordance with statutory income tax rates. The Company's tax rate was 32.1% in the quarter this year versus 10.7% in the third quarter last year when an adjustment was made in line with a reduction in the full year forecasted rate.

Net income for the third quarter of fiscal 2005 was $2.8 million, or $0.07 per diluted share, compared with $1.0 million, or $0.02 per diluted share last year. Included in last year's third quarter results was a WizKids loss of $0.05 per diluted share.

Nine Months Fiscal 2005 (thirty-nine weeks ended November 27, 2004) versus Nine
-------------------------------------------------------------------------------
Months Fiscal 2004 (thirty-nine weeks ended November 29, 2003)
--------------------------------------------------------------

Net sales in the first nine months of fiscal 2005 were $227.5 million, a decrease of $0.3 million, or 0.1%, from $227.8 million in the same period last year. Stronger foreign currencies versus the dollar served to increase this year's sales by $5.4 million.

Net sales of confectionery products were $113.2 million in the first nine months of this year, a decrease of $6.2 million, or 5.2%, from $119.4 million in fiscal 2004. Stronger foreign currencies contributed $2.2 million versus the prior year. Domestic confectionery sales continued to be impacted by industry factors, with Baby Bottle Pop experiencing the greatest declines versus prior year. International sales were also below last year primarily as a function of the fiscal 2004 successful roll out of Flip N' Dip Push Pop in Japan. Newer products, particularly Juicy Drop Pop, as well as Juicy Drop Chews and Juicy Bugs, added incrementally to this year's sales both in the U.S. and internationally.

Net sales of entertainment products in the first nine months of fiscal 2005 were $114.3 million, an increase of $5.9 million, or 5.5%, from $108.4 million last year. Stronger foreign currencies added $3.2 million this year. Sales of European sports products exceeded year ago levels due to the addition of products featuring the European Championship, a soccer tournament held every four years, as well as to higher sales of Premier League products. In addition, reported WizKids sales were above prior year due to the mid-fiscal 2004 acquisition. Finally, sales of non-sports publishing products showed increases driven by the success of products featuring WWE, Barbie, Pokemon and Garbage Pail Kids. Sales of U. S. sports cards were below year ago levels due to the decision not to produce hockey products in the face of labor unrest as well as to continued industry declines.

Gross profit as a percentage of net sales in the first nine months of fiscal 2005 was 36.8% as compared with 35.7% for the same period last year. Lower sports autograph and relic costs and a reduction in obsolescence expenses associated with WizKids and Cool Junk inventory last year were the primary reasons for the 1.1% point margin improvement.

SG&A expense was $70.9 million for the nine months of fiscal 2005 compared with $69.2 million in fiscal 2004. As a percent of net sales, SG&A this year of 31.1% was 0.7% points higher than last year. The increase in dollar costs was primarily a function of a $1.9 million fine levied by the European Commission in the first quarter of this year, a full nine months of WizKids ownership, and increased consulting and legal expenses. Advertising and marketing costs were below last year for the nine-month period due to reduced spending on the U.S. confectionery business and etopps, partially offset by higher spending behind new product launches overseas.

Other income was $790,000 through nine months this year versus $542,000 last year. This increase was largely due to higher licensing income from confectionery brands and WizKids. The year-to-date impact of foreign exchange on foreign denominated balances and forward contracts was largely unchanged year over year.

Net interest income for the first nine months of fiscal 2005 was flat with fiscal 2004 at $1.9 million. This was a function of rising interest rates and higher cash balances this year offset by interest received from the IRS on a tax refund in the first quarter of last year.

The tax rate for the first nine months this year was 32.4%, reflecting the current full-year tax rate outlook, versus 32.7% for the same period last year.

Net income in the first nine months of fiscal 2005 was $10.5 million, or $0.26 per diluted share, compared with $9.8 million, or $0.23 per diluted share last year. Excluding the impact of the European Commission fine, net income in the first nine months of this year was $12.4 million, or $0.30 per diluted share.

Liquidity and Capital Resources
-------------------------------

Management believes that the Company has adequate means to meet its liquidity and capital resource needs over the foreseeable future as a result of the combination of cash on hand, anticipated cash from operations and credit line availability.

At November 27, 2004, the Company had $116.7 million in cash and cash equivalents.

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

In October 1999, the Company's Board of Directors authorized the repurchase of up to 5 million shares of the Company's common stock. In October 2001, the Company completed purchases against this authorization, and the Company's Board of Directors authorized the repurchase of up to another 5 million shares of the Company's common stock. During the first nine months of fiscal 2005, the Company purchased 444,400 shares at an average price of $9.25 per share. The Company has repurchased a total of 3.4 million shares under this authorization.

In the nine months ended November 27, 2004, the Company's net increase in cash and cash equivalents was $22.9 million versus a decrease of $24.7 million in the comparable period of fiscal 2004. The cash use last year was largely a function of the acquisition of WizKids.

Cash provided by operating activities through nine months of this year was $31.7 million versus $7.6 million last year. This improvement was primarily due to a $9.8 million reduction in receivables (versus a $4.1 million reduction last year) resulting from the collection of seasonal confectionery and European sports billings and an increase in the returns reserve related to sales of European entertainment products. Additionally, lower confectionery stocks resulted in a $2.9 million reduction in inventories in the first nine months of this year, versus an increase in the comparable period last year.

Cash used in investing activities this year reflects $1.7 million in capital spending. Last year's figure of $30.6 million includes the WizKids net acquisition cost of $28.6 million plus $2.0 million in capital spending. Fiscal 2005 full year capital spending is projected to be approximately $3 million, driven by investments in Ring Pop production equipment and computer software and hardware. Capital spending will be funded out of cash flow from operating activities.

Cash used in financing activities of $8.0 million this year reflects $4.9 million in cash dividends and $3.1 million of net treasury stock purchases, which includes $1.0 million from the exercise of options. This spending compares with an outlay of $4.7 million last year, comprised of $3.3 million in cash dividends and $1.4 million of net treasury stock purchases, which includes $1.3 million from the exercise of options. Dividend payments and treasury stock purchases are being funded out of cash flow from operating activities.

There are no material changes outside the ordinary course of business with respect to the Company's purchase obligations as presented in the Commitments table included in its Annual Report on Form 10-K for the year ended February 28, 2004.

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

Returns Provisions: In determining the provision for returns, the Company performs an in-depth review of wholesale and retail inventory levels for each product sold, trends in product sell-through by sales channel, and other factors. The provision for returns was $16.9 million in the first thirty-nine weeks of fiscal 2005 and $13.1 million in 2004, which equates to 7.4% and 5.7% of net sales, respectively. The increase in the provision this year was the result of higher anticipated returns of sticker album products featuring the European Championship, which occurs once every four years, as well as other entertainment properties. An increase or decrease in the provision for returns by 1% of net sales would decrease or increase operating income by approximately $2.3 million.

Intangible Assets: Intangible assets include trademarks and the value of sports, entertainment and proprietary product rights. Amortization is by the straight-line method over estimated lives which range between three and fifteen years. Management evaluates the recoverability of finite-lived intangible assets under the provisions of SFAS 144 "Accounting for the Impairment or Disposal of Long-lived Assets" based on the projected undiscounted cash flows attributable to the individual assets, among other methods.

Accrual for Obsolete Inventory: The Company's accrual for obsolete inventory reflects the cost of items in inventory not anticipated to be sold. This accrual is deemed necessary as a result of discontinued items and packaging or a reduction in forecasted sales and is adjusted periodically based on a review of inventory levels and sales projections. The provision for obsolete inventory was $2.9 million in the thirty-nine weeks of fiscal 2005 and $4.6 million in fiscal 2004, which equates to 1.3% and 2.0% of net sales, respectively. An increase or decrease in the provision for obsolescence by 1% of net sales would decrease or increase operating income by approximately $2.3 million.

ITEM 3. DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk associated with activities in derivative financial instruments (e.g., hedging or currency swap agreements), other financial instruments and derivative commodity instruments is confined to the impact of mark-to-market changes in foreign currency rates on the Company's forward contracts and options. The Company has no debt outstanding and does not engage in any commodity-related derivative transactions. As of November 27, 2004, the Company had contracts and options which were entered into for the purpose of hedging forecasted receipts and disbursements in various foreign currencies.

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

     After the dismissal, the 501 Patent was assigned to a company called Media Technologies, Inc. Media Technologies is under the control of the same person (the inventor, Adrian Gluck) who brought the Telepresence action. On November 19, 2001, Media Technologies sued essentially the same group of defendants in the same court for infringement of the 501 Patent. On March 13, 2002, the Defendants again moved for summary judgment based on the fact that the Telepresence action was dismissed with prejudice. That motion was granted by the District Court on April 22, 2002. Plaintiff (Media Technologies, Inc.) appealed on May 2, 2002. The Court of Appeals for the Federal Circuit reversed the judgment on July 11, 2003, and the case was returned to Judge Stotler in the Central District of California for trial. On October 16, 2003, Media Technologies amended its complaint by alleging that Defendants' sale of relic cards additionally infringed U.S. Patent No. 6,142,532 (the "532 Patent") which was issued on November 7, 2000 and is similar to the 501 Patent.

     Discovery in the case commenced September 29, 2003 and was stayed pending the outcome of two summary judgment motions filed by defendants. On March 17, 2004, Topps filed a motion for summary judgment based on non-infringement while other defendants filed a motion for summary judgment based on patent invalidity because of prior art. Both motions were denied on July 26, 2004, and discovery resumed. On September 15, 2004, defendant Upper Deck Company, LLC ("Upper Deck") moved for a separate trial on the issues of infringement, damages, willfulness and counterclaims, a motion the other defendants subsequently joined. On October 26, 2004, the court ruled that the patent validity issues would be tried first, before those of infringement.

     On October 4, 2004, Defendants petitioned the United States Patent & Trademark Office (the "USPTO") to reexamine the patentability of both the 501 Patent and the 532 Patent. On October 25, 2004, Defendants also filed a motion with the district court requesting a stay of the proceedings pending the petition with the USPTO. On December 2, 2004, the court denied the motion for the stay. On December 13, 2004, the USPTO granted the petition for reexamination of the 501 Patent and on December 15, 2004, the USPTO granted the petition for reexamination of the 532 Patent. On December 29, 2004, Defendants once again filed a motion with the district court requesting a stay of the proceedings while the USPTO reexamines the patentability of the 501 Patent and the 532 Patent.

     The trial is still currently scheduled for February 2005. An adverse outcome in the litigation could result in a substantial liability for the Company. It is not possible to determine the likelihood of damages or to estimate the range of loss, if any, and, accordingly, no provision has been recorded for this matter in the accompanying condensed consolidated financial statements.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits as required by Item 601 of Regulation S-K filed herewith:

10.25 Amendment to Employment Agreement effective as of the 1st day of June, 2001, by and between The Topps Company, Inc. and Arthur T. Shorin.

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

32.2 Certification of Catherine K. Jessup, Vice-President - Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


Reports on Form 8-K

     1. Form 8-K, dated January 6, 2005, with press release, dated January 6, 2005, reporting the Company's fiscal 2005 third quarter earnings.

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



                                        THE TOPPS COMPANY, INC.
                                        -----------------------
                                               REGISTRANT



                                         s/  Catherine K. Jessup
                                         -----------------------
                                             Catherine K. Jessup
                                           Duly Authorized Officer

January 6, 2005