Form 10-K
period 2005-02-26
TOPPS CO INC
filed 2005-05-12
CIK 812076

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended February 26, 2005

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

     Indicate by check mark if disclosure of delinquent filers prusuant to Item 405 of regulations S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Rule 126-2 of the Act). Yes _X_   No ___.

     The aggregate market value of Common Stock held by non-affiliates as of the last business day of the most recently completed fiscal second quarter was approximately $378,535,000.

The number of outstanding shares of Common Stock as of May 9, 2004 was 40,457,117.


        Documents incorporated by reference                             Part
        -----------------------------------                             ----
Annual Report to Stockholders for the Year Ended February 26, 2005     I, II, IV
Proxy Statement for the 2005 Annual Meeting of Stockholders               III

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

     There are two principle segments of the business, Confectionery and Entertainment. In the Confectionery segment, Topps markets premium confectionery brands including lollipops such as Push Pop, Baby Bottle Pop and Juicy Drop Pop, Bazooka brand bubble gum and certain licensed candy items. The Company also manufactures and markets Ring Pop lollipops. In the Entertainment segment, the Company markets branded products including trading cards and sticker album collections featuring professional athletes and popular television, movie and other licensed characters. The Company also markets branded collectible strategy games.

     In 1995, the Company acquired Merlin Publishing International Limited ("Merlin"), a U.K.-based marketer of licensed collectibles, primarily sticker album collections. While continuing to market products under the Merlin brand, Topps changed its corporate name to Topps Europe Ltd. ("Topps Europe") in March 1997. In July 2003, Topps acquired Wizkids, LLC ("WizKids"), a designer and marketer of collectible strategy games.

     Headquartered in New York, N.Y., Topps also has offices in Pennsylvania, Delaware, the State of Washington, Canada, the U.K., Ireland, Italy and Argentina, and distributes its products in many countries around the world.



                                    PRODUCTS

Confectionery
-------------

     The Company markets premium-quality lollipop brands and other non-chocolate confectionery products in the United States, Canada, Europe and parts of Asia, Latin America, New Zealand and Australia. Branded lollipops include Ring Pop (candy molded into the form of an exaggerated precious gem stone and anchored to a plastic ring), Push Pop (a cylinder-shaped lollipop packaged in a plastic container with a removable cap, designed to enable consumers to eat a portion of the pop and save the rest for later), Baby Bottle Pop (a miniature baby bottle filled with powder, candy juice, or crunchy candies and topped with a candy nipple) and Juicy Drop Pop (a lollipop in a plastic case which also contains candy juice to be squirted onto the pop for boosting its flavor).

================================================================================

Trademarks of The Topps Company, Inc. and subsidiaries appearing in this report:
Baby Bottle Pop, Bazooka, Bazooka Joe, Bowman, etopps, Garbage Pail Kids, Heroclix, Juicy Drop Pop, Mage Knight, Mars Attacks, MechWarrior, Merlin, Push Pop, Ring Pop, thePit.com, Topps, Topps Chrome, Topps Finest, Topps Heritage, Topps Pristine, Wacky Packages and WizKids.

Unless otherwise indicated, all date references refer to fiscal years.

     The Company also markets Bazooka brand bubble gum originally introduced in 1947. Traditional chunk Bazooka bubble gum is produced in individually-wrapped rectangular pieces in a variety of flavors and sold generally at a suggested retail price of five cents a piece. Individual pieces of Bazooka brand bubble gum include a comic featuring Bazooka Joe, a copyrighted cartoon character, which celebrated its fiftieth anniversary in 2003. In addition to individual pieces, the Company sells multiple-piece packs of Bazooka (regular and sugarless) which are designed for distribution across all major trade channels.

     Licensed confectionery products include containers replicating the Pokemon ball with candy and a decorated Pokemon figure inside. Sales of Pokemon confectionery products began in fiscal 2000 and continue today, though at lesser volumes. In 2003, the Company introduced Yu-Gi-Oh! lollipops and containers.

     In the U.S.,  the Company's  confectionery  focus is on providing  children with compelling high-quality products, expanding product availability (distribution points and in-store location) and advertising on children's television. Over the last few years, the Company has experienced solid progress in terms of its U.S. retail distribution and brand and advertising awareness. Going forward, the Company believes that distribution, advertising, and new products represent viable sources of growth and is directing its focus accordingly. Overseas, the primary emphasis is on delivering innovative products to the marketplace and securing new listings in key retailers. Over the last couple of years, confectionery distribution in Europe has been expanded to include Norgen Gruppen and Narvisson in Norway; ICA and Co-op in Sweden;
Internarche  in  France;  Coop,  Kiosk,  and  Volg in  Switzerland;  and Inex in
Finland.


Entertainment
-------------

     The Entertainment segment consists of publishing products in the form of trading cards and sticker album collections featuring sports and non-sports licenses and strategy games created by WizKids, acquired by Topps in July 2003.

     In the U.S. and Canada, publishing products are generally sold in the form of cards, while in the rest of the world, publishing products are typically sold in the form of sticker album collections. The Company markets cards in various size packages for distribution through a variety of trade channels. Sticker album products are designed so that stickers, which are sold in packages, can be placed in an associated album that contains detailed information on the subject.

     Sports card and sticker album products contain photographs of athletes as well as other features, including player and team statistics, biographical material and, in certain cases, pieces of memorabilia and/or players' autographs. Sports card products have historically featured professional sports figures from Major League Baseball, NFL Football, NBA Basketball and NHL Hockey, while sports sticker album products have featured athletes from English Premier League Football (soccer). The Company did not produce any NHL Hockey products for the most recent season which was cancelled due to labor/management issues. Additionally, in fiscal 2005 the Company sold sticker album products associated with the European Football Championship which occurs every four years. The Company also markets bubble gum with mini stickers and albums featuring Italy's professional soccer league (Calcio).

     The Company distributes sports card products in North America under brand names including, but not limited to, Topps, Topps Heritage, Topps Finest, Topps Chrome, Topps Pristine and Bowman. The Company attempts to ensure that each brand of sports cards has its own unique positioning in the marketplace. For example, Topps Heritage, a retro brand with bubble gum in every pack, addresses a perceived consumer demand for nostalgia-based products and capitalizes on Topps' heritage and history in the sports collectible industry. Internationally, the Company distributes sticker album collections under the Merlin and Topps brands.

     The Company has also marketed non-sports trading cards and sticker album products since the 1950's, featuring some of the dominant entertainment properties of all time, including The Beatles, Elvis Presley, Star Wars, Michael Jackson, E.T.: The Extra-Terrestrial, Indiana Jones, Batman, Teenage Mutant Ninja Turtles, Jurassic Park, Pokemon and Yu-Gi-Oh!. From time to time, the Company has also sold cards and stickers featuring self-created entertainment properties such as Wacky Packages, Garbage Pail Kids and Mars Attacks. During the fiscal 2000 to 2003 period, the Company distributed Pokemon products in over 44 countries and 25 languages.

     In fiscal 2005, the Company marketed non-sports trading card and sticker album products featuring licenses including Star Wars, Lord of the Rings, Hamtaro, Barbie, Yu-Gi-Oh! (sticker albums only), SpongeBob SquarePants and Pokemon. The Company also reintroduced new editions of Garbage Pail Kids and Wacky Packages stickers during the year. Entertainment cards and sticker album collections have experienced peaks and valleys of consumer interest, a fact which has prompted the Company to be highly selective in determining which entertainment licenses to pursue.

     Card and sticker album collections are prepared with care and often use special technologies and reproduction techniques. Cards may include features such as foil stamping, film lamination, autographs and/or small pieces of memorabilia. The Company continuously strives to update the features of its cards and sticker album collections and seeks new ideas and printing technologies. Suggested retail prices for cards generally range from $0.99 to $7.00 per pack, while overseas sticker pack prices are generally the equivalent of approximately fifty cents. The Company also sells certain sports products in pack configurations at prices exceeding $30 per pack and in box configurations that are offered to consumers at variety of suggested retail price points.

     In October 2001, the Company launched etopps, a trading card brand sold exclusively on the Internet at www.etopps.com. Each week on the etopps website, a limited number of cards featuring distinguished athletes, current events, and other features are offered for sale. In April 2004, additional features were added to the etopps website enabling card holders to play a variety of fantasy-style games and to trade their etopps cards more easily. The Company also markets memorabilia over the Internet through ToppsVault.com and makes a market in certain sports cards via thePit.com.

     In July 2003, the Company acquired WizKids for a cash purchase price of approximately $28.4 million. Headquartered in Bellevue, Washington, WizKids is a designer and marketer of collectible and constructible strategy games. Some games are played with miniature figurines on bases containing game-specific information. Core products are sold under the MechWarrior, Mage Knight and HeroClix brand names and are marketed primarily through the hobby channel. In 2005, WizKids broadened its product line to include constructible strategy games, introducing products under the Pirates and Football Flix names.

     For a schedule of net sales by key business segment for the past three fiscal years, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 7 of the Company's Annual Report to Stockholders for the year ended February 26, 2005 (the "Annual Report"), which is hereby incorporated by reference.

                           DISTRIBUTION AND MARKETING


Sales and Distribution
----------------------

     In the U.S. and Canada, internal and field sales employees handle sales of Confectionery products to national accounts. Confectionery sales to other channels are handled by broker organizations managed by Topps employees. In fiscal 2005, Topps consolidated much of its broker network, joining forces with a strong national organization which will provide greater retail coverage and increased focus, particularly on the convenience channel. Topps Confectionery products reach tens of thousands of retail outlets including supermarkets, drugstores, convenience stores, mass merchandisers, warehouse clubs, dollar stores, video outlets and other specialty accounts. The Company's employees also handle U.S. sales of entertainment card products to hobby stores, hobby distributors, national accounts and category managers who service major retail outlets.

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

     WizKids' products have traditionally been sold primarily to gaming stores via distributors. Topps' sales force is also assisting WizKids in reaching mass retailers in the U.S. and Europe. WizKids uses a network of 3,500 volunteers to run approximately 10,000 in-store tournaments a month for its customers.


Advertising and Promotion
-------------------------

     The Company utilizes a variety of marketing techniques, including television, radio and print advertising campaigns, sweepstakes, on-line ads and promotions designed to create consumer awareness and stimulate retail sales of its products. Advertising and marketing expenses (which encompass media spending, consumer promotions and research) included in selling, general and administrative expenses amounted to $23,336,000 in fiscal 2005, $23,820,000 in fiscal 2004 and $20,145,000 in fiscal 2003.

     Approximately 74% of the Company's fiscal 2005 sales, 75% of fiscal 2004 sales, and 80% of fiscal 2003 sales were made on a returnable basis. Reductions in the percentage starting in fiscal 2004 are due to the acquisition of WizKids, whose sales historically have been largely not returnable. As WizKids begins to sell more products to the mass market channel, its return rates will likely increase. Industry practice requires that the Company provide the right to return on sales of trading card products (excluding those to certain channels of distribution), on confectionery products and on sales of most sticker album products. Consolidated net return provisions as a percentage of gross sales for the fiscal years ended 2005, 2004 and 2003 were 6.5%, 5.1%, and 6.7%, respectively. Returns significantly in excess of the Company's returns reserve could have a material adverse effect on the Company.

                                   PRODUCTION

Confectionery
-------------

     Ring Pop lollipops for sale in North America are manufactured at the Company's Scranton, Pennsylvania factory. Raw materials required for the manufacture of these products are generally available to the Company. Ring Pop lollipops for sale in international markets as well as all Push Pops, Baby Bottle Pops, Juicy Drop Pops and many of the Company's other lollipop products are manufactured by a single independent supplier in factories located in Taiwan, Thailand and China. The loss of production at one or more of these facilities due to civil unrest or for any other reason could have a material adverse effect on the Company until the Company could make other arrangements.

Bazooka bubble gum is produced for Topps by the Hershey Foods Corporation ("Hershey") under a contract that is renewable annually for a five-year term. This contract contains a number of conditions and requires the Company to source certain of its U.S. Bazooka production needs from Hershey, provided Hershey can fulfill the orders on a timely basis and can meet Topps' quality specifications. Failure by Hershey to supply the Company with quality product on a timely basis could have a material adverse effect on sales of Bazooka until the Company could make other arrangements.


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

     High-quality substrates (paperboard, foilboard) are sent directly to outside printers by the Company's suppliers. Pictures are printed utilizing a variety of techniques and sometimes include foil stamping and UV (ultra violet) coating. Cards that require specialized printing and the combination of various substrates like plastic, polystyrene and holographic foils are purchased in full sheet form from specialty printers. Full sheets are then cut into individual cards, collated, wrapped in a variety of package configurations, and shipped to customers by these same outside printers or by contract packers.

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

     Collectible strategy games are manufactured by suppliers in China and Taiwan. Collectible figures are designed by the Company, and the tooling manufacture is subcontracted to a variety of tool and die manufacturers in China and Taiwan.

     Paperboard, packaging materials, foil stamping and UV coating for cards, and other raw materials required to manufacture the Company's total line of entertainment products are generally available to the Company. The Company relies on single producers for several of these materials or processes, although alternative suppliers are generally available. If any of these single sources were no longer available to the Company, some adjustment in product specification would probably be required.



                        TRADEMARKS AND LICENSE AGREEMENTS

     The Company considers its trademarks and license agreements to be of material importance to its business. Most of the Company's principal trademarks have been registered in the United States and many foreign countries where its products are sold. Sports picture products marketed in the U.S. are generally produced under license agreements with individual athletes and/or their players' associations, as well as under the licensing bodies of the professional sports leagues. These agreements cover the following sports: Major League Baseball, NBA Basketball and NFL Football. Because of the labor dispute in hockey during the 2004 season, the Company did not renew its NHL agreement when it expired in June 2004. The absence of hockey products did not have a material adverse effect on the Company's sales or earnings in fiscal 2005. The Company also has a contract with Premier League Soccer in England and with players and teams with regard to soccer in Italy, Denmark, and Spain. The Company's inability to renew, or continue to operate under licenses relating to Major League Baseball or England Premier League soccer, and its inability to market products in these sports, could have a material adverse effect on the Company.

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

     Total royalty expense under the Company's sports and non-sports entertainment licensing contracts for the fiscal years ended 2005, 2004 and 2003 was $24,916,000, $23,912,000 and $25,344,000, respectively. See Note 21 of Notes to Consolidated Financial Statements in the Annual Report, which is incorporated herein by reference, for a description of minimum guarantee payments required under the Company's existing sports and non-sports entertainment contracts.

     In fiscal 2004, the Company initiated a program of licensing its own Bazooka, Bazooka Joe, Ring Pop, Push Pop, and Baby Bottle Pop trademarks to third parties. In fiscal 2005, the Company expanded the program to include seventeen licensees, including manufacturers of apparel, children's cosmetics, footwear and collectibles. Additionally, WizKids licenses out its trademarks, primarily Mech-Warrior, for fantasy books.



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



                                   SEASONALITY

     The Company's sales of Confectionery products are generally seasonally stronger in the first two fiscal quarters of each year. However, sales can be significantly impacted by the introduction of new products and line extensions as well as by advertising and consumer and trade support programs.

     In the Entertainment segment, sales of U.S. sports card products are sold throughout the year, spanning the three major sports seasons in which the Company currently participates, i.e. baseball, football, and basketball. Generally, Topps Europe's sales of sports sticker album products are driven by shipments of Premier League Soccer products, with much of the sales activity occurring in the fourth fiscal quarter. Sales of non-sports cards, sticker albums and games tend to be driven by the timing of product introductions and the property on which they are based, often peaking with the release of a movie or the rise in popularity of a particular licensed property. Hence, quarterly results may vary. (See footnote 20 "Quarterly Results of Operations" in the Company's Annual Report.)

                         DEPENDENCE ON CERTAIN CUSTOMERS

     McLane Distribution Services, Inc. accounted for approximately 12% of consolidated net sales in fiscal 2005. McLane purchases primarily confectionery products from the Company and distributes them to Wal-Mart, Sam's Club, Southland Corp., and convenience stores in the U.S. The loss of this customer could have a material adverse effect on the Company's plans and results.



                                   ENVIRONMENT

         The Company believes that it is in compliance in all material respects with existing federal, state and local regulations relating to the protection of the environment. Such environmental regulations have not had a material impact on the Company's capital expenditures, earnings or competitive position.



                                    EMPLOYEES

     The Company employed approximately 485 people in fiscal 2005.

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

     3. New Products. The Company may be unable to produce timely, or at all, certain new planned products. The inability of the Company to produce planned products could materially adversely affect its future plans and results.

     4. Returns. Approximately 74% of the Company's fiscal 2005 sales were made on a returnable basis. Although the Company maintains returns provisions, returns considerably in excess of the Company's provisions could materially adversely affect its future plans and results.

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

     8. Legal Proceedings. See Item 3: Legal Proceedings for a discussion of legal matters that could materially adversely affect the Company's future plans and results.



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

                        EXECUTIVE OFFICERS OF THE COMPANY

     The information required by this item with respect to the directors of the Company and those executive officers who are also directors appearing in the Proxy Statement for the annual meeting of stockholders scheduled to be held on June 30, 2005 ("2005 Proxy Statement") is hereby incorporated by reference thereto. Set forth below is information required by this item covering the other executive officers of the Company.

                        Position with the Company and business
Name                    experience during the past five years
----                    --------------------------------------

Ronald L. Boyum         Vice President-Marketing and Sales and General Manager -
                        Confectionery of the Company since February 2000; Vice
                        President-Marketing and Sales of the Company since March
                        1995.  Mr. Boyum is 53 years of age.

Edward P. Camp          Vice President of the Company since April 1997 and
                        President-Hobby Division since October 1995. Previously,
                        Mr. Camp held a number of sales-related positions within the Company. Mr. Camp is 58 years of age.

Michael P. Clancy       Vice President-International of the Company since
                        December 1998 and Vice President since February 1995.
                        Mr.Clancy has been Managing Director - Topps
                        International Ltd. (formerly Topps Ireland) since July
                        1990 and was Joint Managing Director - Topps Europe Ltd.
                        from January 1997 to December 1998. Mr. Clancy is 50 years of age.

Michael J. Drewniak     Vice President-Manufacturing of the Company since March
                        1991. Mr. Drewniak previously held the position of General Manager - Manufacturing Operations. Mr. Drewniak is 68 years of age.

Ira Friedman            Vice President-Publishing and New Product Development
                        of the Company since September 1991. Mr. Friedman joined the Company in October 1988. Mr. Friedman is 51 years of age.

Warren Friss            Vice President-General Counsel and General Manager
                        Sports. Mr. Friss was General Manager - Sports of the the Company since February 2005, Vice President and
                        Internet Business General Manager since June 2001, and
                        General Counsel of the Company since February 2000. Mr.
                        Friss joined the Company as Deputy General Counsel in
                        May 1995. Mr. Friss is 41 years of age.

                        Position with the Company and business
Name                    experience during the past five years
----                    --------------------------------------

Catherine K. Jessup     Vice President-Chief Financial Officer and Treasurer.
                        Ms. Jessup was Treasurer of the Company since July 2004 and Chief Financial Officer of the Company since July
                        1995. Prior to joining the Company, Ms. Jessup held a number of positions with PepsiCo (a food products company) from 1981 to July 1995. Ms. Jessup is 49 years of age.

Michael K. Murray       Vice President - Confectionery Sales of the Company
                        since October 2004.  Prior to joining the Company, Mr.
                        Murray was Vice President - Regional Director of Sales
                        North America for Reckitt Benckiser PLC.  Mr Murray is
                        47 years of age.

William G. O'Connor     Vice President-Administration of the Company since
                        September 1991. Mr. O'Connor was an Assistant Secretary of the Company from June 1982 until June 1994. Mr.
                        O'Connor is 56 years of age.

John Perillo            Vice President-Operations of the Company since April
                        1995 and Vice President-Controller and Chief Financial
                        Officer of the Company from April 1990 to July 1995.
                        Mr. Perillo is 48 years of age.

Christopher Rodman      Vice President - Topps Europe of the Company since
                        October 2004.  Previously, Mr. Rodman was Managing
                        Director, Topps Europe since November 1997. Mr. Rodman joined the Company in July 1995 with the acquisition of Merlin Publishing. Mr. Rodman is 48 years of age.

Scott Silverstein       President of the Company and Chief Operating Officer
                        since August 2004. Previously, Mr. Silverstien was
                        Executive Vice President of the Company since February
                        2000. Prior thereto, Mr. Silverstein ran the Pokemon business for Topps since 1999 and was Vice President
                        - Business Affairs and General Counsel of the Company since February 1995. Mr. Silverstein held the position of General Counsel from July 1993 until February 2000.
                        Mr. Silverstein is the son-in-law of Mr. Shorin, the Company's Chairman of the Board and Chief Executive
                        Officer.  Mr. Silverstein is 43 years of age.

ITEM 2.  PROPERTIES

     The location and general description of the principal properties owned or leased by the Company are as follows:

                                                                                Owned or Leased,
                                                            Area/Facility          If Leased,
               Location              Type of Facility       Square Footage      Expiration Year
               --------              ----------------       --------------      ----------------
Duryea, Pennsylvania***             Office and warehouse        71,000          Leased; 2006

Scranton, Pennsylvania*             Manufacturing plant         41,000          Owned

Seattle, Washington**                      Office               19,000          Leased; 2006

Cork, Ireland*                             Office                8,000          Leased; 2006

New York, New York***                Executive offices          60,000          Leased; 2009

Cincinnati, Ohio**                        Warehouse              14,000         Leased; 2006

Milton Keynes, United Kingdom***    Office and warehouse         12,000         Leased; 2014

Milan, Italy***                            Office                 7,000         Leased; 2008


     The Company also leases offices in Delaware,  Canada and Argentina.
The Company believes that its active facilities are in good repair and are suitable for its needs for the foreseeable future.


*   Serves confectionery segment.
**  Serves entertainment segment.
*** Serves both business segments.

ITEM 3.  LEGAL PROCEEDINGS

     In November 2000, the Commission of the European Communities (the "Commission") began an investigation into whether Topps Europe's past distribution arrangements for the sale of Pokemon products complied with European law (the "EU investigation"). On June 17, 2003, the Commission filed a Statement of Objections against The Topps Company, Inc. and its European subsidiaries, therein coming to a preliminary conclusion that these entities infringed Article 81 of the EC treaty during 2000 by preventing parallel trade between member states of the European Union. A hearing in front of the European Commission Tribunal took place on October 23, 2003, and on May 27, 2004, the Commission found The Topps Company, Inc. and its European subsidiaries jointly and severally liable for infringement of Article 81(1) of the EC treaty. The Commission imposed a total fine of 1.6 million euros ($1.9 million) which was paid during fiscal 2005.

     On February 17, 2000, Telepresence, Inc. sued Topps and nine other manufacturers of trading cards (the "Defendants") in the Federal District Court for the Central District of California for infringement of U.S. Patent No. 5,803,501 which was issued on September 8, 1998 (the "501 Patent"). In its suit, Telepresence contended that the patent covers all types of "relic" cards that contain an authentic piece of equipment, i.e., a piece of sporting equipment or jersey. The court awarded summary judgment to the Defendants on the grounds that the named Plaintiff (Telepresence, Inc.) did not have standing to sue for infringement of the 501 patent. The motion was granted, and the litigation was dismissed with prejudice on March 28, 2001.

     After the dismissal, the 501 Patent was assigned to Media Technologies, Inc. which is under the control of the same person (the inventor, Adrian Gluck) who brought the Telepresence action. On November 19, 2001, Media Technologies sued essentially the same group of defendants in the same court for infringement of the 501 Patent. The court once again granted summary judgment and dismissed the case with prejudice. The Court of Appeals for the Federal Circuit reversed the judgment on July 11, 2003, and the case was returned to Judge Stotler in the Central District of California for trial. On October 16, 2003, Media Technologies amended its complaint by alleging that Defendants' sale of relic cards additionally infringed U.S. Patent No. 6,142,532 (the "532 Patent") which was issued on November 7, 2000 and is similar to the 501 Patent.

     On March 17, 2004, Topps filed a motion for summary judgment based on non-infringement while other defendants filed a motion for summary judgment based on patent invalidity because of prior art. Both motions were denied on July 26, 2004. On September 15, 2004, defendant Upper Deck Company, LLC ("Upper Deck") moved for a separate trial on the issues of infringement, damages, willfulness and counterclaims, a motion the other defendants subsequently joined. On October 26, 2004, the court ruled that the patent validity issues would be tried first, before those of infringement. The court otherwise refused to bifurcate the trial.

         On October 4, 2004, Defendants petitioned the United States Patent & Trademark Office (the "PTO") to reexamine the patentability of both the 501 Patent and the 532 Patent. On October 25, 2004, Defendants also filed a motion with the district court requesting a stay of the proceedings pending the petition with the PTO. On December 2, 2004, the court denied the motion for the stay. In mid-December, the PTO granted the petition for reexamination of the 501 and 532 Patents. Plaintiffs have petitioned the PTO to vacate the reexaminations and have also filed papers requesting the PTO, in the event it decides to proceed with the reexamination, to hold its claims patentable.

     On December 29, 2004, Defendants once again filed a motion with the district court requesting a stay of the proceedings while the PTO reexamines the patentability of the 501 Patent and the 532 Patent. That motion was denied on February 28, 2005, along with another motion to dismiss the case based on lack of standing. The pretrial conference was held on March 21, 2005. Both parties requested that the judge construe Plaintiff's issued patent claims, and Defendants once again asked that the damages and infringement issues be tried separately as to each party.

     The trial was initially scheduled for February 2005 but was adjourned to June 2005. An adverse outcome in the litigation could result in a substantial liability for the Company and could have a material impact on the Company's consolidated financial statements. Plaintiff argues it is entitled to a royalty on all sales of all product releases containing relic cards since issuance of the patent, treble damages, and is also seeking to enjoin us from future distribution of relic cards. It is not possible to determine the likelihood of any damages or equitable relief , or to estimate the range of loss, if any. Accordingly, no provision has been recorded for this matter in the accompanying consolidated financial statements.

     The Company is a defendant in several other civil actions which are routine and incidental to its business. In management's opinion, after consultation with legal counsel, these other actions will not have a material adverse effect on the Company's consolidated financial statements or results of operations.




ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 26, 2005.

                                     PART II



ITEM 5.  MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Reference is made to the data appearing on page 46 of the Annual Report under the heading "Market and Dividend Information" which is hereby incorporated by reference and reference is also made to the Equity Compensation Plan Information on page 9 of the 2005 Proxy.



ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     Reference is made to the data appearing on page 46 of the Annual Report under the heading "Selected Consolidated Financial Data" which is hereby incorporated by reference.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the data appearing on pages 7 through 14 of the Annual Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" which is hereby incorporated by reference.



ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Reference is made to the data appearing on page 14 of the Annual Report under the heading "Disclosures about Market Risk" which is hereby incorporated by reference.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     Reference is made to the data appearing on pages 15 through 43 and to the Report of Independent Registered Public Accounting Firm appearing on page 44 of the Annual Report which are hereby incorporated by reference.

ITEM 9. CHANGES IN ACCOUNTANTS AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.


ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities and Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     As of the end of the period covered by this report (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.


(b) Design and Evaluation of Internal Control Over Financial Reporting

     Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in this Annual Report on Form 10-K (i) a report from our management regarding the Company's internal controls over financial reporting, which report is required to include, among other things, an assessment and statement as to the effectiveness of our internal controls over financial reporting as of February 26, 2005 and (ii) an attestation report from our independent registered public accounting firm on management's assessment of such internal controls.

     On November 30, 2004, the SEC issued an exemptive order (SEC Release No. 50754) which provides a 45-day extension for the filing of the management report and the related attestation report by eligible companies. We have elected to rely on this 45-day extension, and therefore, this Annual Report on Form 10-K does not include such reports. We intend to include such reports in an amendment to this Annual Report on Form 10-K/A in accordance with the SEC's exemptive order.

     During fiscal 2005, we spent considerable time and internal and external resources analyzing, documenting and testing our system of internal controls over financing reporting and have completed our internal evaluation. In addition, our management has provided our independent registered public accounting firm with a draft of its report and we are not currently aware of any material weaknesses in our internal controls over financial reporting.

     There can be no assurance, however, that one or more material weaknesses in our internal controls over financial reporting will not be identified during the 45-day extension period, that management will be able to assert that our internal controls over financial reporting are effective as of February 26, 2005 or that our independent registered public accounting firm will be able to attest that management's report is fairly stated or express an unqualified opinion on the effectiveness of our internal controls.

(c) Changes in Internal Control Over Financial Reporting

     There have not been any changes in our internal controls over financial reporting during the fiscal quarter ended February 26, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reports.


ITEM 9B. OTHER INFORMATION

     Not applicable.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     Information required by this item appears in Part I of this Report on Form 10-K under the heading "Executive Officers of the Company" and in the 2005 Proxy Statement and is hereby incorporated by reference.



ITEM 11. EXECUTIVE COMPENSATION

     Information required by this item appears in the 2005 Proxy Statement and is hereby incorporated by reference.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item appears in the 2005 Proxy Statement and is hereby incorporated by reference.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item appears in the 2005 Proxy Statement and is hereby incorporated by reference.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information required by this item appears in the 2005 Proxy Statement and is hereby incorporated by reference.

                                     PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1&2) Financial Statements and Financial Statement Schedules

Index to Financial Statements:

          The following Consolidated Financial Statements included in the Annual Report are hereby incorporated by reference to Item 8:

          Consolidated Statements of Operations - For Fiscal Years Ended March 1, 2003, February 28, 2004 and February 26, 2005.

          Consolidated Balance Sheets February 28, 2004 and February 26, 2005.

          Consolidated Statements of Cash Flows For Fiscal Years Ended March 1, 2003, February 28, 2004 and February 26, 2005.

          Consolidated Statements of Stockholders' Equity and Comprehensive Income For Fiscal Years Ended March 1, 2003, February 28, 2004 and February 26, 2005.

          Notes to Consolidated Financial Statements.



Index to Independent Registered Public Accounting
Firm's Report and Financial Statement Schedules

                                                                        Page No.


        Schedule I -- Valuation and Qualifying Accounts -
        For Fiscal Years Ended March 1, 2003, February 28, 2004
        and February 26, 2005 ............................................S-1

        Schedules other than those listed above are omitted because they are either not required or not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(3) Listing of Exhibits

     3.1 - Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company's Report on Form 8-K dated December 2, 1991 SEC File Number 000-15817).

     3.2  - Restated  By-laws  of the  Company  (Incorporated  by  reference  to
          Exhibit 3.2 to the Company's Report on Form 8-K dated December 2, 1991 SEC File Number 000-15817).

     10.1 - The Topps Company, Inc. Executive Officers' Annual Bonus Plan (Incorporated by reference to Exhibit 3.2 to the Company's Report on Form 8-K dated April 12, 2005).

     10.2 - The Topps Company, Inc. Bonus Plan for Scott Silverstien, effective August 4, 2004 (Incorporated by reference to Exhibit 10-23 to the Company Quarterly Report for the quarter ended August 28, 2004 SEC File Number 000-15817)

     10.3 - Retirement Plan and Trust as amended and restated effective February 28, 1993 (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 1994 SEC File Number 000-15817).

     10.4 - Supplemental Pension Agreement with Arthur T. Shorin (Incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1(No. 33-130821)).

     10.5 - Amendment to Supplemental Pension Agreement with Arthur T. Shorin dated May 18, 1994 (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 25, 1995 SEC File Number 000-15817).

     10.6 - License Agreement and Letter Amendment thereto with Major League Baseball Promotion Corporation (Incorporated by reference to Exhibit
          10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended March 2, 1991 SEC File Number 000-15817).

     10.7 - Letter Amendment effective January 1, 2001 to the License Agreement dated January 1, 1969 and Letter Amendments thereto between the Company and Major League Baseball Properties, Inc. Portions have been redacted subject to an application to the Securities Exchange Commission for confidential treatment. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report for the quarter ended November 29, 2003.)

     10.8 - Stock Option Agreement with Arthur T. Shorin dated March 29, 1995 (Incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended February 25, 1995 SEC File Number 000-15817).

     10.9 - Agreement of Lease with One Whitehall Company dated February 24, 1994 (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 1994 SEC File Number 000-15817).

     10.10- Amendment and  Restatement of the 1994  Non-Employee  Director Stock
          Option Plan. (Incorporated by reference to the Company's 1998 Proxy Statement filed on May 28, 1998 SEC File Number 000-15817).

     10.11- Corporate Guaranty in favor of the Bank of Scotland (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended November 25, 1995 SEC File Number 000-15817).

     10.12- 1996 Stock Option Plan and form of agreement  pursuant to 1996 Stock
          Option Plan. (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 2, 1996 SEC File Number 000-15817).

     10.13- Amended and Restated  Manufacturing  Agreement  with  Hershey  Foods
          Corporation, dated March 13, 1998. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended August 29, 1998).

     10.14- Credit  Agreement,  dated  September  7,  2004,  between  The  Topps
          Company, Inc. and The JPMorganChase Bank. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period year ended August 28, 2004).

     10.15-  2001  Stock  Incentive  Plan  (Incorporated  by  reference  to  the
          Company's Annual Report on Form 10-K for the fiscal year ended March 2, 2002).

     10.16-  Memorandum  of  Agreement  between  the  Company  and Major  League
          Baseball Players' Association dated January 6, 2003 (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 1, 2003).

     10.17-  Amended  and  Restated  Employment   Agreement  (the  "Agreement"),
          effective as of the 1st day of June, 2001, by and between The Topps Company, Inc., a Delaware corporation (the "Company"), and Arthur T. Shorin, a resident of New York (the "Executive") (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 1, 2003).


     10.18- Employment Agreement, dated as of July 9, 2003 between WizKids. LLC and Jordan K. Weisman. (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed November 29, 2003).

     10.19-  First  Amendment,  effective  August  1,  2003,  to the  Employment
          Agreement, dated as of July 9, 2003 between WizKids. LLC and Jordan K. Weisman. (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed November 29, 2003).

     10.20- Second  Amendment,  effective  October  1, 2003,  to the  Employment
          Agreement, dated as of July 9, 2003 between WizKids. LLC and Jordan K. Weisman. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed July 24, 2003).

     10.21- Preferability Letter from Deloitte & Touche regarding the change in the measurement date for impairment of goodwill. (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2004 SEC File Number 000-15817).

     10.22- First  Amendment,  effective  October  11,  2004 to the  Amended and
          Restated Employment Agreement , by and between The Topps Company, Inc. and Arthur T. Shorin in which he consented to remove the title of President of the Corporation. (Incorporated by reference to the Company's Form 10-Q filed November 27, 2004).

     10.23-  License   Agreement  between  Topps  Europe  Ltd.,  a  wholly-owned
          subsidiary of The Topps Company, Inc., and The Football Association Premier League Ltd. Dated September 30, 2003 (Incorporated by reference to Exhibit 10.25 of the Company's Quarterly Report on Form 10-Q for the period year ended August 28, 2004).

     10.24- The Topps Company,  Inc. Executive Severance Plan, effective July 1,
          2004*

     13 Annual Report (except for those portions specifically incorporated by reference, the 2005 Annual Report to Stockholders is furnished for the information of the Commission and is not to be deemed "filed as part of this filing").*

     21 Significant subsidiaries of the Company (Incorporated by reference in the Annual Report to Stockholders).

     23   Deloitte Consent

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


Dated:  May 12, 2005                            THE TOPPS COMPANY, INC.
                                                -----------------------
                                                       Registrant



                                                   /s/Arthur T. Shorin
                                                 ------------------------
                                                      Arthur T. Shorin
                                                        Chairman and
                                                  Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed on the 12th day of May 2005 by the following persons on behalf of the Registrant and in the capacities indicated.

        /s/Arthur T. Shorin                    /s/Catherine K. Jessup
        -------------------                    ----------------------
          Arthur T. Shorin                       Catherine K. Jessup
    Chairman and Chief Executive          Vice President-Chief Financial Officer
              Officer                     and Treasurer (Principal Financial
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
           Edward Miller                          Stanley Tulchin
             Director                                Director

VALUATION AND QUALIFYING ACCOUNTS -- Years Ended Mar 1, 2003, February 28, 2004, and February 26, 2005


                                         THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                                        SCHEDULE I - VALUATION AND QUALIFYING ACCOUNTS
                                                    (Amounts in thousands)

             Column A                   Column B           Column C           Column D       Column E
---------------------------------     ------------   ---------------------  ------------  -------------
                                        Balance      Charged to    Charged                    Balance
                                      at Beginning   Costs and     Against     Additions      At End
            Description                of Period      Expenses      Sales    (Deductions)    of Period
            -----------               ------------   ----------  ---------   -------------  ------------
Year Ended March 1, 2003:
------------------------
  Accumulated Amortization of Sports,
   Entertainment and Proprietary
   Products                             $ 36,363      $  --       $   --       $(36,363)(g)   $   --
  Accumulated Amortization of Other
   Intangible Assets                      12,419        1,160         --         18,090 (g)   $ 31,669
                                        --------      -------     --------     ---------      --------
                                        $ 48,782      $ 1,160     $   --       $(18,273)      $ 31,669
                                        ========      =======     ========     =========      ========
   Reserve for Estimated Returns        $ 15,875      $  --       $ 22,413     $(21,845)(b)   $ 16,443
                                        ========      =======     ========     =========      ========
   Reserve for Doubtful Accounts        $  1,234      $   456     $   --       $   ( 88)(c)   $  1,602
                                        ========      =======     ========     =========      ========
   Reserve for Cash Discounts           $    415      $  --       $  4,660     $ (4,110)(d)   $    965
                                        ========      =======     ========     =========      ========
   Reserve for Customer Deductions      $    --       $   528     $    --      $     -- (e)   $    528
                                        ========      =======     ========     =========      ========
   Reserve for Obsolete Inventory       $  4,525      $ 3,298     $   --       $ (4,296)(f)   $  3,527
                                        ========      =======     ========     =========      ========
======================================================================================================

Year Ended February 28, 2004:
-----------------------------
  Accumulated Amortization of Other
   Intangible Assets                    $ 31,669      $ 2,333     $   --       $   (762)(a)   $ 33,240
                                        ========      =======     ========     =========      ========
   Reserve for Estimated Returns        $ 16,443      $  --       $ 17,404     $(14,331)(b)   $ 19,516
                                        ========      =======     ========     =========      ========
   Reserve for Doubtful Accounts        $  1,602      $  (143)    $   --       $   (810)(c)   $    649
                                        ========      =======     ========     =========      ========
   Reserve for Cash Discounts           $    965         --       $  3,882     $ (3,410)(d)   $  1,437
                                        ========      =======     ========     =========      ========
   Reserve for Customer Deductions      $    528      $ 1,132     $   --       $   (528)(e)   $  1,132
                                        ========      =======     ========     =========      ========
   Reserve for Obsolete Inventory       $  3,527      $ 7,462     $   --       $ (3,874)(f)   $  7,115
                                        ========      =======     ========     =========      ========
======================================================================================================

Year Ended February 26, 2005:
-----------------------------
  Accumulated Amortization of Other
   Intangible Assets                    $ 33,240      $ 1,797     $   --       $   --         $ 35,037
                                        ========      =======     ========     =========      ========
   Reserve for Estimated Returns        $ 19,516      $  --       $ 22,020     $(20,712)(b)   $ 20,824
                                        ========      =======     ========     =========      ========
   Reserve for Doubtful Accounts        $    649      $ (110)     $   --       $   (276)(c)   $    263
                                        ========      =======     ========     =========      ========
   Reserve for Cash Discounts           $  1,437      $  --       $  4,692     $ (4,685)(d)   $  1,444
                                        ========      =======     ========     =========      ========
   Reserve for Customer Deductions      $  1,132      $  --       $    883     $ (1,132)(e)   $    883
                                        ========      =======     ========     =========      ========
   Reserve for Obsolete Inventory       $  7,115      $ 4,917     $   --       $ (7,741)(f)   $  4,291
                                        ========      =======     ========     =========      ========
======================================================================================================

a) Write-off of thePit.com marketing agreement.
b) Returns charged against provision, net of recoveries.
c) Bad debt write-offs
d) Early payment discounts taken by customers.
e) Pricing allowance and slotting credits issued to customers.
f) Disposals, net of recoveries.
g) Reclassifed (to)/from goodwill accumulated amotization in accordance with FAS 142.