Form 10-K/A
period 2005-02-26
TOPPS CO INC
filed 2005-05-26
CIK 812076

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

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

The number of outstanding shares of Common Stock as of May 9, 2004 was 40,457,117.


        Documents incorporated by reference                             Part
        -----------------------------------                             ----
Annual Report to Stockholders for the Year Ended February 26, 2005     I, II, IV
Proxy Statement for the 2005 Annual Meeting of Stockholders               III
--------------------------------------------------------------------------------

EXPLANATORY NOTE

The Topps Company, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-K/A (the "Amendment") to the Company's Annual on Form 10-K for the fiscal year ended February 26, 2005 (which was filed with the Securities Exchange
Commission  on May 12, 2005) in order to add footnote  22-  Subsequent  Event to part IV Item 15, as follows:

Footnote 22 - Subsequent Event

On May 23, 2005 the Company entered into a Settlement Agreement with Media Technologies, Inc. ("Plaintiff") which it would pay Plaintiff an immediate sum of $2,000,000. Plaintiff agreed to dismiss all claims against the Company and issue a license to the Company to distribute relic cards. The Company further agreed that under certain conditions which may arise in the future, it would make additional payments to plaintiff as part of the ongoing license. The Company is currently evaluating the accounting of the settlement and the license agreement.


Additionally, the Company is filing this Amendment pursuant to an exemptive order issued by the Securities Exchange Commission (SEC Release No. 34-50754). In accordance with the exemptive order, the Company may include management's annual report on internal control over financial reporting and the related report of the Company's independent registered public accounting firm in an amendment to its annual report on Form 10-K not later than forty five days after the prescribed period for filing such annual report on Form 10-K. In compliance with the exemptive order, the Company is filing this Amendment to:

     o Include management's annual report on internal control over financial reporting; and

     o Include a Report of Independent Registered Public Accounting Firm relating to the Company's assessment of internal control over financial reporting and the effectiveness of internal control over financial reporting.


As a result of this Amendment, (1) the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the original filing, have been re-executed and re-filed as of the date of this Amendment; and (2) a Consent of Independent Registered Public Accounting Firm dated May 23, 2005 to cover its report related to our internal control over financial reporting and the effectiveness of internal control over the financial reporting is being filed.

Except for the  amendments  described  above,  this Amendment does not modify or
update  the  Company's   previously  reported  financial  statements  and  other
financial disclosures in, or exhibits to, the original filing.

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

     On May 23, 2005 the Company entered into a settlement agreement with Media Technologies, Inc. ("Plaintiff") in which it would pay Plaintiff an immediate sum of $2,000,000. Plaintiff agreed to dismiss all claims against the Company and issue a license to the Company to distribute relic cards. The Company further agreed that under certain conditions which may arise in the future, it would make additional payments to the Plaintiff as part of the ongoing license. The Company is currently evaluating the accounting of the settlement and the license agreement See Footnote 15 - Legal Proceedings


     The Company is a defendant in several other civil actions which are routine and incidental to its business. In management's opinion, after consultation with legal counsel, these other actions will not have a material adverse effect on the Company's consolidated financial statements or results of operations.




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


(b) Design and Evaluation of Internal Control Over Financial Reporting

     Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in this Annual Report on Form 10-K/A (i) a report from our management regarding the Company's internal controls over financial reporting, which report is required to include, among other things, an assessment and statement as to the effectiveness of our internal controls over financial reporting as of February 26, 2005 and (ii) an attestation report from our independent registered public accounting firm on management's assessment of such internal controls.

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

                             The Topps Company, Inc.
                            Executive Severance Plan
                     Summary Plan Description/Plan Document


     1. General Information

     (a) The Topps Company, Inc. Executive Severance Plan (the "Plan") provides a select group of management or highly compensated designated executives of The Topps Company, Inc. (the "Company") with severance pay if they are separated from service with the Company for the reasons described herein.

     (b) Notwithstanding any other provision of the Plan, as of the date any employee becomes an "Eligible Employee" (as defined below), the Plan supersedes any and all prior plans, policies, or practices, written or oral, which may have previously applied governing the payment of severance to such Eligible Employee, including, but not limited to The Topps Company, Inc. Severance Plan, effective February 1, 2003.

     (c) The Plan is adopted and effective as of July 1, 2004 (the "Effective Date").

     (d) This Summary Plan Description/Plan Document is intended to comply with the requirements of the Employee Retirement Income Security Act of 1974, as amended ("ERISA").


     2. Definitions. For purposes of the Plan, the following definitions shall apply:

     (a) "Base Salary" shall mean the Participant's base annual salary, excluding shift premiums, overtime, bonuses, commissions, other special payments or any other allowance.

     (b) "Board" shall mean the Board of Directors of the Company.

     (c) "Cause" shall mean that an Eligible Employee has (i) refused or repeatedly failed to perform the duties assigned to him/her; (ii) engaged in a willful or intentional act that has the effect of injuring the reputation or business of the Company in any material respect; (iii) continually or repeatedly been absent from the Company, unless due to serious illness or disability; (iv) used illegal drugs or been impaired due to other substances; (v) been convicted of any felony; (vi) committed an act of gross misconduct, fraud, embezzlement or theft against the Company; (vii) engaged in any act of such extreme nature that the Company determines to be grounds for immediate dismissal, including, but not limited to harassment of any nature; or (viii) violated a material company policy; provided, however, that following a Change in Control, a termination for Cause pursuant to clause (i) shall only be permitted if the Eligible Employee's refusal or repeated failure to perform the duties assigned to him/her were willful and deliberate on the Eligible Employee's part or committed in bad faith or without reasonable belief that such refusal or failure was in the best interests of the Company. The determination of whether any conduct, action or failure to act on the part of any Eligible Employee constitutes Cause shall be made by the CEO in the CEO's sole discretion; provided, however, that following a Change in Control, any such determination by the CEO shall be approved by the Successor Compensation Committee.

     (d) "Change in Control" shall have the meaning assigned to it in the Company's 2001 Stock Incentive Plan, except that, in determining whether a Change in Control has occurred, the fact that the Board may have previously approved the acquisition of voting securities, or tender or exchange offer for the purchase of the Company's common stock, shall be disregarded.

     (e) "CEO" shall mean the Chief Executive Officer of the Company.

     (f) "Disability" shall mean the Eligible Employee's absence from his/her duties with the Company on a full-time basis for at least 180 consecutive days as a result of the Eligible Employee's incapacity due to physical or mental illness.

     (g) "Eligible Employee" shall mean an executive of the Company, other than the CEO, who has been selected by the CEO as a covered employee under this Plan and who has executed the Acknowledgment and Acceptance of the Terms and Conditions of the Plan and agreed to be bound by the terms and conditions of the Plan.

     (h) "Good Reason" shall mean the occurrence of any of the following events following a Change in Control, without the Eligible Employee's express written consent:

          (i) the assignment to the Eligible Employee of any duties which constitute, in any material respect, a change in the Eligible Employee's position(s), duties or responsibilities with the Company immediately prior to such Change in Control;

          (ii) a reduction in the Eligible Employee's Base Salary or bonus opportunity as in effect immediately prior to such Change in Control or as the same may be increased from time to time thereafter;

          (iii) any  requirement  that the Eligible  Employee be based more than
     thirty  (30)  miles  from  the  Eligible  Employee's   principal  place  of
     employment immediately prior to the Change in Control;

          (iv) the failure of the Successor to (A) continue in effect any employee benefit plan or compensation plan in which the Eligible Employee and the Eligible Employee's eligible dependants are participating immediately prior to such Change in Control, unless the Eligible Employee is permitted to participate in other plans providing the Eligible Employee with substantially equivalent benefits in the aggregate or (B) provide the Eligible Employee with paid vacation in accordance with the plans, practices, programs and policies of the Company and its affiliated companies in effect for the Eligible Employee immediately prior to such Change in Control or as in effect generally at any time thereafter with respect to other peer executives of the Company.

     For purposes of this Plan, any good faith determination of Good Reason made by the Eligible Employee shall be conclusive; provided, however, that an isolated, insubstantial and inadvertent action taken in good faith and which is remedied by the Successor promptly after receipt of notice thereof given by the Eligible Employee shall not constitute Good Reason.

     (i) "Participant" shall mean an Eligible Employee whose employment has been terminated for any of the reasons set forth in Section 3(b) below.

     (j) "Plan Administrator" shall have the meaning assigned to it in Section 6(e) below.

     (k) "Release" shall mean an agreement releasing any and all claims the Participant may have against, among others, the Company, its parents, subsidiaries, affiliates and each of its current and former shareholders, officers, and directors, each of the foregoing in their capacity as such.

     (l) "Successor" shall mean the Company's successor in interest or other entity acquiring control of the Company or its assets as a result of a Change in Control.

     (m) "Successor Compensation Committee" shall mean the Compensation Committee of the Board of Directors of the Successor; provided, however, that if the Successor does not have a Compensation Committee, "Successor Compensation Committee" shall refer to such entity's full Board of Directors or similar governing body.

     (n) "Termination Date" shall mean the last official work day for which the Participant receives pay for service with the Company.

     (o) "Years of Service" shall mean a Participant's completed year of service measured from his/her date of hire by the Company; provided, however, that following the completion of the Participant's first Year of Service, a Participant will be considered to have completed a full Year of Service after completing six (6) months of service in that year.

     3.   Eligibility for Severance Benefits

     (a) The Plan Administrator shall provide each Eligible Employee with written notice of his/her eligibility in the Plan. Such notification shall be delivered to the Eligible Employee as soon as practicable following the Effective Date.

     (b) An Eligible Employee shall become a "Participant" for purposes of this Plan, if his/her employment is terminated for any of the following reasons:

          (i) Termination of employment by the Company without Cause and such termination is unrelated to a Change in Control of the Company (a "Non-Change in Control Termination"), or

          (ii) Termination of employment by (A) the Company without Cause in connection with a Change in Control of the Company or within two years following a Change in Control of the Company or (B) the Eligible Employee for Good Reason within two years following a Change in Control of the Company (either of which shall be referred to as a "Change in Control Termination").

     4. Severance Benefits

     (a) Severance Benefit Amounts.

          (i) Non-Change in Control Termination. Subject to Section 4(b) below, in the event a Participant becomes entitled to benefits pursuant to Section 3(b)(i) above, the Company shall pay to the Participant a lump sum payment equal to the sum of (A) six (6) weeks of Base Salary (determined as of the Termination Date) and (B) one (1) week of Base Salary (determined as of the Termination Date) for each Year of Service, provided, however, that each such Participant shall receive a minimum of eight (8) weeks of Base Salary (determined as of the Termination Date).

          (ii) Change in Control Termination. Subject to Section 4(b) below, in the event a Participant becomes entitled to benefits pursuant to Section 3(b)(ii) above, the Company shall pay to the Participant a lump sum payment equal to two (2) times the sum of (A) the Participant's Base Salary (determined as of the Termination Date) and (B) the Participant's highest annual bonus paid or payable with respect to any of the last three fiscal years of the Company that ended immediately prior to the Termination Date.

     (b) Notwithstanding anything contained herein to the contrary, the payments to be provided to the Participant as set forth in Section 4(a):

          (i) shall be lieu of any and all benefits otherwise provided under any severance pay policy, plan or program maintained from time to time by the Company for its employees, including, but not limited to any and all provisions relating to severance or separation benefits that are contained in any written employment agreement entered into between the Company and the Participant or any offer letter received from the Company; and,

          (ii) shall not be paid upon termination of the Eligible Employee's employment (A) by the Company for Cause, (B) by the Eligible Employee for any reason prior to a Change in Control, (C) by the Eligible Employee for any reason other than Good Reason following a Change in Control, (D) as a result of the Eligible Employee's death, or (E) by the Company due to a Disability; and

          (iii) shall not be due or paid or made available hereunder unless and until the Participant or his representative has executed a Release, and any applicable revocation period described in such Release has expired.

     (c) Taxes on Severance Pay. Severance payments are considered taxable income. All appropriate federal, state and local taxes will be withheld from all severance pay.

     (d) Severance Benefit Offsets. Payment of severance benefits pursuant to this Plan shall not be subject to offset, counterclaim, recoupment, defense or other claim, right or action which the Company may have, provided, however, that the amount of the severance benefit which any Participant is entitled to receive under the Plan shall be reduced, on a dollar for dollar basis, by all amounts, if any, which the Participant is entitled to receive as a result of the circumstances of his or her termination under the Federal Worker Adjustment and Retraining Notification Act (Pub. L. 100-379) or other similar federal, state or local statute. Payment of severance benefits pursuant to this Plan shall not be subject to a requirement that the Participant mitigate or attempt to mitigate damages resulting from the Participant's termination of employment.

     (e) Continuation of Benefits in the Event of Death. In the event a Participant dies prior to receipt of his or her entire severance benefit, the remaining portion of such severance benefit shall continue to be paid, in the same form as it was paid prior to death, to the Participant's spouse, or if the Participant is not married on the date of death, to the Participant's estate.

     5. Restrictive Covenants. In consideration for the benefits provided under this Plan, each Participant hereby agrees and acknowledges to be bound to the following restrictive covenants:

     (a) Confidentiality. Except as may be required by law or legal process, the Participant shall not at any time during the course of his/her employment or after the Termination Date disclose to any person or entity or use any information not in the public domain or generally known in the industry that the Company treats as confidential or proprietary, in any form, acquired by the Participant while employed by the Company or any predecessor to the Company's business or, if acquired following the Termination Date, such information which, to the Participant's knowledge, has been acquired, directly or indirectly, from any person or entity owing a duty of confidentiality to the Company or any of its subsidiaries or affiliates, including but not limited to information regarding clients, customers, investors, vendors, suppliers, trade secrets, training programs, manuals or materials, technical information, contracts, systems, procedures, mailing lists, know-how, trade names, improvements, price lists, financial or other data (including the revenues, costs or profits associated with any of the Company's products or services), business plans, code books, invoices and other financial statements, computer programs, software systems, databases, discs and printouts, plans (business, technical or otherwise), customer and industry lists, correspondence, internal reports, personnel files, sales and advertising material or any other compilation of information, written or unwritten, which is or was used in the business of the Company or any subsidiaries or affiliates thereof. The Participant agrees and acknowledges that all of such information, in any form, and copies and extracts thereof, are and shall remain the sole and exclusive property of the Company, and upon the Termination Date, the Participant shall return to the Company the originals and all copies of any such information provided to or acquired by the Participant in connection with the performance of his duties for the Company, and shall return to the Company all files, correspondence and/or other communications received, maintained and/or originated by the Participant during the course of his/her employment.

     (b) Non-Compete. The Participant acknowledges and recognizes the highly competitive nature of the businesses of the Company and its affiliates and accordingly agrees that in the event of a Change in Control Termination pursuant to Section 3(b)(ii) above, during the six (6) month period following the Termination Date, the Participant shall not, directly or indirectly, whether as an employee, consultant, owner, shareholder, partner, member or otherwise, (i) engage in any business for his/her own account of the type performed by the Company in the geographic areas where the Company is actively doing business or soliciting business at the time of the Participant's termination ("Competitive Business"); (ii) enter the employ of, or render any services to, any person engaged in a Competitive Business; or (iii) acquire a financial interest in, or otherwise become actively involved with, any person engaged in a Competitive Business. Notwithstanding anything contained herein to the contrary, the Participant may, directly or indirectly own, solely as an investment, securities of any person engaged a Competitive Business which are publicly traded on a national or regional stock exchange or on the over-the-counter market if he/she
(A) is not a controlling person of, or a member of a group which controls, such person and (B) does not, directly or indirectly, own 5% or more of any class of securities of such person.

     (c) Non-Solicitation. In the event of a Change In Control Termination pursuant to Section 3(b)(ii) above, for a period of six (6) months following the Termination Date, the Participant shall not, whether for his/her own account or for the account of any other individual, partnership, firm, corporation or other business organization, directly or indirectly: (i) solicit, endeavor to entice away from the Company or any of its subsidiaries or affiliates, or otherwise directly interfere with the relationship of the Company or any of its subsidiaries or affiliates with any person who, to the knowledge of the Participant, is or was within the then most recent twelve-month period, a customer or client of the Company, its predecessors or any of its subsidiaries or (ii) attempt to influence, persuade or induce, or assist any other person in so persuading or inducing, any employee of the Company to give up, or to not commence, employment or a business relationship with the Company.

     (d) Non-Disparagement. The Participant agrees that he/she will make no disparaging or defamatory comments regarding the Company or its directors, officers, shareholders or employees in any respect or make any comments concerning any aspect of the Participant's relationship with the Company or the conduct or events which precipitated the Participant's termination of employment from the Company. The obligations of the Participant under this Section 5(d) shall not apply to disclosures required by applicable law, regulation or order of a court or governmental agency.

     (e) Acknowledgment: In consideration for the benefits provided under this Plan, each Participant acknowledges and confirms that (i) the restrictive covenants contained in this Section 5 are reasonably necessary to protect the legitimate business interests of the Company, and (ii) the restrictions contained in this Section 5 (including without limitation the length of the term of the provisions of this Section 5) are not overbroad, overlong, or unfair and are not the result of overreaching, duress or coercion of any kind. The Participant further acknowledges and confirms that his/her full, uninhibited and faithful observance of each of the covenants contained in this Section 5 will not cause him/her any undue hardship, financial or otherwise, and that enforcement of each of the covenants contained herein will not impair his/her ability to obtain employment commensurate with his/her abilities and on terms fully acceptable to him/her or otherwise to obtain income required for the comfortable support of him/her and his/her family and the satisfaction of the needs of his/her creditors. The Participant acknowledges and confirms that his/her special knowledge of the business of the Company is such as would cause the Company serious injury or loss if he/she were to use such ability and knowledge to the benefit of a competitor or were to compete with the Company in violation of the terms of this Section 5. The Participant further acknowledges that the restrictions contained in this Section 5 are intended to be, and shall be, for the benefit of and shall be enforceable by, the Company's successors and assigns.

     (f) Reformation by the Court: In the event that a court of competent jurisdiction shall determine that any provision of this Section 5 is invalid or more restrictive than permitted under the governing law of such jurisdiction, then only as to enforcement of this Section 5 within the jurisdiction of such court, such provision shall be interpreted and enforced as if it provided for the maximum restriction permitted under such governing law.

     (g) Injunction: It is recognized and hereby acknowledged by the parties hereto that a breach by the Participant of any of the covenants contained in this Section 5 will cause irreparable harm and damage to the Company, the monetary amount of which may be virtually impossible to ascertain. As a result, the Participant recognizes and hereby acknowledges that the Company shall be entitled to an injunction from any court of competent jurisdiction enjoining and restraining any violation of any or all of the covenants contained in this
Section 5 by the Participant or any of his/her affiliates, associates, partners or agents, either directly or indirectly, and that such right to injunction shall be cumulative and in addition to whatever other remedies the Company may possess.

     6. Administrative Information

     (a) Plan Name. The full name of the Plan is The Topps Company, Inc. Executive Severance Plan.

     (b) Plan's Sponsor. The Plan is sponsored by The Topps Company, Inc., One Whitehall Street, New York, NY 10004-2109, (212) 376-0300.

     (c) Plan Number and Employer Identification Number. The employer identification number (EIN) assigned by the Internal Revenue Service to the Plan Sponsor is 11-2849283. The Plan number assigned by the Company pursuant to instructions of the United States Department of Labor is 511.

     (d) Type of Plan and Funding. The Plan is an employee welfare benefit plan which is maintained primarily for the purpose of providing benefits to a select group of management or highly compensated employees. The benefits provided under the Plan are paid from the Company's general assets. No fund has been established for the payment of Plan benefits. No contributions are required under the Plan.

     (e) Plan Administrator.

          (i) The Plan shall be administered by the Vice President - Administration of The Topps Company, Inc. (the "VP"), provided that, with respect to benefits provided under the Plan to the VP, the Executive Vice President of The Topps Company, Inc. (the "EVP") shall administer the Plan; further, provided, that, following a Change in Control, the Plan shall be administered by the Successor Compensation Committee. The term "Plan Administrator" shall refer to the VP, except as described in the preceding sentence, in which case the "Plan Administrator" shall refer to the EVP or the Successor Compensation Committee.

          (ii) The Plan Administrator has full responsibility for the operation of the Plan. Supervisors or other officers of the Company are not authorized to interpret provisions of the Plan or make representations which are contrary to the provisions of the Plan document as interpreted by the Plan Administrator. All correspondence and requests for information should be directed as follows: The Topps Company, Inc., Plan Administrator, The Topps Company, Inc. Severance Plan, One Whitehall Street, New York, NY 10004-2109, (212) 376-0300.

          (iii) Subject to the express provisions of this Plan, the Plan Administrator shall have sole authority to interpret the Plan (including any vague or ambiguous provisions) and to make all other determinations deemed necessary or advisable for the administration of the Plan. All determinations and interpretations of the Plan Administrator shall be final, binding and conclusive as to all persons.

     (f) Agent for Service of Process. Should it ever be necessary, legal process may be served on the Plan Administrator at: The Topps Company, Inc., One Whitehall Street, New York, NY 10004-2109, Attn: General Counsel.

     (g) Type of Administration. The Plan is administered by The Topps Company, Inc.

     (h) Plan Year. January 1 - December 31.

     7. Plan Amendment or  Termination.

The Company reserves the right, in its sole and absolute discretion to amend or terminate, in whole or in part, any or all of the provisions of the Plan by action of the Board (or a duly authorized committee thereof) at any time; provided, however, that (i) any amendment that would reduce the aggregate level of benefits or terminate the Plan shall not become effective prior to the second anniversary of the Company giving notice to the Eligible Employees of such amendment or termination; and (ii) that any such amendment or termination of the Plan shall not affect the severance benefits payable under the Plan to any Participant whose Termination Date has occurred prior to the effective date of the amendment or termination of the Plan.

     8. Other Important Plan Information

     (a) Employment Rights Not Implied. Participation in the Plan neither gives you the right to be retained in the employ of the Company, nor does it guarantee your right to claim any benefit except as outlined in the Plan.

     (b) Governing Law. The construction and administration of the Plan will be governed by ERISA.

     (c) No Liability. No director, officer, agent or employee of the Company shall be personally liable in the event the Company is unable to make any payments under the Plan due to a lack of, or inability to access, funding or financing, legal prohibition (including statutory or judicial limitations) or failure to obtain any required consent. In addition, neither the Plan Administrator nor any employee, officer or director of the Company shall be personally liable by reason of any action taken with respect to the Plan for any mistake of judgment made in good faith, and the Company shall indemnify and hold harmless each employee, officer or director of the Company, including the Plan Administrator, to whom any duty or power relating to the administration or interpretation of the Plan may be allocated or delegated, against any reasonable cost or expense (including counsel fees) or liability (including any sum paid in settlement of a claim with the approval of the Board) arising out of any act or omission to act in connection with the Plan unless arising out of such person's own fraud, bad faith or gross negligence.

     9. Claims Appeal Procedure

     The following information is intended to comply with the requirements of ERISA and provides the procedures an employee may follow if he or she disagrees with any decision about eligibility for Plan payments.

     (a) An Eligible Employee will be informed as to whether or not he/she is a Participant under the Plan, and thereby entitled to benefits under the Plan, on or before the last day worked. Eligible Employees who believe they are entitled to benefits under the Plan and do not receive notice of their status as a Participant, or who have questions about the amounts they receive, must write to the Plan Administrator within thirty (30) days of the date of their respective termination.

     (b) If the Plan Administrator denies an Eligible Employee's claim for benefits under the Plan, the Eligible Employee will be sent a letter within ninety (90) days (in special cases, more than 90 days may be needed and you will be notified if this is the case) explaining:

          (i) the specific reason or reasons for the denial;

          (ii) the specific provisions on which the denial is based;

          (iii) any additional material or information necessary for the Participant to perfect the claim and an explanation of why such material or information is necessary; and

          (iv) an explanation of the Plan's claim review procedure.

     (c) If payment is denied or the Eligible Employee disagrees with the amount of the payment, he or she may file a written request for review within sixty
(60) days after receipt of such denial. This request should be filed with the Plan Administrator. The letter which constitutes the filing of an appeal should ask for a review and include the reasons why the Eligible Employee believes the claim was improperly denied, as well as any other appropriate data, questions, or comments. In addition, an Eligible Employee is entitled to:

          (i) review documents pertinent to his or her claim at such reasonable time and location as shall be mutually agreeable to the Eligible Employee and the Plan Administrator; and

          (ii) submit issues and comments in writing to the Plan Administrator relating to its review of the claim.

     (d) A final decision will normally be reached within sixty (60) days, unless special circumstances require an extension of time for processing, in which case a decision will be rendered as soon as possible. The Eligible Employee will receive a written notice of the decision on the appeal, indicating the specific reasons for the decision as well as specific references to the Plan provisions on which the decision is based.

     10. Statement of ERISA Rights

     The following statement of ERISA rights is required by federal law and rulings:

     (a) As a person covered under the Plan, you are entitled to certain rights and protections under ERISA. This law provides that all people covered by the Plan are entitled to:

          (i) Receive information about your plan and benefits.

          (ii) Examine, without charge, all plan documents, including copies of all documents filed by the Plan with the U.S. Department of Labor at the Plan Administrator's offices.

          (iii) Obtain copies of all plan documents and other plan information by writing to the Plan Administrator and asking for them. The Plan Administrator may make a reasonable charge for the copies.

     (b) In addition to creating rights for persons covered by the Plan, ERISA imposes duties upon the people who are responsible for the operation of the Plan. The people who operate the Plan, called "fiduciaries" of the Plan, have a duty to do so prudently and in your interest and in the interest of the other people covered by the Plan. The law provides that no one may terminate you or otherwise discriminate against you in any way to prevent you from getting a benefit or exercising your rights under ERISA. The law provides that if your claim for a benefit is denied in whole or in part, you will receive a written notice explaining why your claim was denied. You have the right to have your claim reviewed and reconsidered.

     (c) Under ERISA, there are steps you can take to enforce your rights. For instance, if you request copies of documents from the Plan Administrator and do not receive them within thirty (30) days, you may file suit in federal court. In such a case, the court may require the Plan Administrator to provide the documents and pay up to $110 a day until you receive them, unless they were not sent because of reasons beyond the control of the Plan Administrator.

     (d) If you have a claim for benefits which is denied or ignored, in whole or in part, you may file suit in a state or federal court that has jurisdiction. If it should happen that the people who operate the Plan misuse the Plan's money or if you are discriminated against for asserting your rights, you may ask the U.S. Department of Labor for help, or you may file suit in a federal court. The court will decide who should pay court costs and legal fees. If your suit is successful, the court may order the person you have sued to pay costs and fees. If you lose, the court may order you to pay these costs and fees, for example, if it finds your claim is frivolous. If you have any questions about your rights under ERISA, you should contact the nearest office of the Pension and Welfare Benefits Administration, U.S. Department of Labor, listed in your telephone directory or the Division of Technical Assistance and Inquiries, Pension and Welfare Benefits Administration, U.S. Department of Labor, 200 Constitution Avenue N.W., Washington, D.C. 20210. You may also obtain certain publications about your rights and responsibilities under ERISA by calling the publications hotline of the Pension and Welfare Benefits Administration.

     IN WITNESS WHEREOF, the Company has caused the Plan to be executed as of the 1st day of July, 2004.



                                                THE TOPPS COMPANY, INC.

                                                By: /s/ William O'Connor
                                                    --------------------
                                                        William O'Connor

                             THE TOPPS COMPANY, INC.
                            EXECUTIVE SEVERANCE PLAN


                        ACKNOWLEDGMENT AND ACCEPTANCE OF
                      THE TERMS AND CONDITIONS OF THE PLAN



I acknowledge receipt of a copy of The Topps Company, Inc. Executive Severance Plan (the "Plan"). I have familiarized myself with the information in the Plan and do hereby agree to be bound by the terms and conditions of the Plan.

I understand and agree that my employment with The Topps Company, Inc. (the "Company") will continue to be "at-will," that either the Company or I may terminate my employment relationship with the Company at any time, and that nothing in this Plan is intended to imply or create any guarantee of employment between the Company and me.




Employee Signature                              Date





Please sign and return to Bill O'Connor

                            F'05 STOCKHOLDERS LETTER


Dear Stockholders,

At the conclusion of our letter in last year's Annual Report, we said our plan for the upcoming fiscal year called for financial and strategic progress. Fair to say, we kept only half of that bargain. Were it not for a European Commission fine (previously disclosed) of $1.9 million, stemming from an investigation initiated back in 2000, financial results would have approximated prior year, but not ahead as envisioned.

Specifically, for the fiscal year 2005, consolidated Net Sales were $295.9 million versus $297.3 million in fiscal '04, with stronger European currencies versus the prior year providing a $6.6 million benefit. Income from operations was $12.0 million, versus $14.6 in the prior year. Excluding the fine, income from operations in fiscal 2005 would have been $13.9 million.

Similarly, since the fine was not tax deductible, its full amount affected net income which was $11.0 million or $0.27 per diluted share, compared with $12.7 million or $0.31 per diluted share last year. Were it not for the fine, net income would have been $12.9 million or $0.31 per diluted share, essentially flat with the prior year.

Strategic progress is a better story, marked by planned achievement. During the year, we commissioned an outside consulting firm to conduct a thorough review of our U.S. Confectionery and Entertainment business segments and to help us develop potential growth opportunities for the future. We also gained a better understanding of our strengths and weaknesses, the markets in which we operate and our competition.

The balance of this letter is dedicated to providing you with background and insights emanating from the strategic study and, to the extent practical, some of the steps contemplated, or already being taken, toward implementation. We hope you find the discussion of interest.


U.S. CONFECTIONERY
------------------

Over the last five years, Topps has gained market share, becoming a more important player in the non-chocolate confectionery business.

During that time period, we built distribution with the help of a fact-based selling approach, demonstrating that our products...

          --   enjoy widespread consumer appeal,

          --   generate high dollars per point of distribution, and

          -- make more money for our trade partners than do many stock keeping units (SKU's) of major competitors.

In fact, according to recent Nielsen reports on Food, Drug and Mass outlets, three Topps brands, Baby Bottle Pop, Push Pop and Ring Pop are numbers four, seven and nine, respectively, among the top ten best-selling SKU's in the non-chocolate category.*

--------------------------------------------------------------------------------
*Source: AC Nielsen Total U.S. FDM (excluding Wal-Mart) 52 weeks ended March 19, 2005, dollar sales for non-chocolate candy category items less than 3.70 ounces excluding mints, roll candy, breath fresheners, and gum.

Nonetheless, sales over this past year were lower than last, due in part to the impact of industry trends such as retail consolidation and consumer nutritional concerns. Because such factors appear to be abating, and the fact that we have a variety of sales/marketing measures in the works, our plan calls for a return to organic top line growth in fiscal '06.

Going forward, we will concentrate on further improvement in the breadth and quality of our distribution, particularly as regards convenience stores. We will restore advertising investments to historic levels or higher, redesign our product development process and bolster sourcing activities. More detail about each of these key areas may be helpful.

Distribution
------------

Reflecting the success of our distribution efforts over the last few years, we have achieved an impressive presence at large grocery chains and mass merchandisers. The strategic study showed that additional promise exists for us in the convenience channel where previous in-store representation had been insufficient. To that end, we have adopted a new go-to-market strategy that, among other positives, will help us take advantage of this opportunity. Our broker network has been consolidated, thus affording us greater leverage with retailers by significantly increasing coverage at store level. We will now have the benefit of a retail team visiting 40,000 targeted convenience stores at least six times a year. The incremental costs of doing so are not inconsequential but, in the long run, this investment should serve us well.

Advertising
-----------

TV advertising is one of the key drivers of our confectionery business. Early this past year, based on the strong brand awareness levels enjoyed by our core brands--each is over 90% with kids 6-14--we eased up somewhat on our advertising levels. The study helped us understand that if we restored advertising to historical levels, we could expect to see a demonstrable pay-off. Accordingly, we increased ad spending in last year's 4th quarter and plan to exceed previous levels in fiscal `06.

New Product Development
-----------------------

To date, we have taken an opportunistic approach to new product development. Guided largely by instinct, we have created successful brands including Ring Pop, Push Pop, Baby Bottle Pop and, most recently, Juicy Drop Pop, which continues building up a head of steam, so to speak. All tolled, we've done very well with new products but believe we can do even better through a more disciplined, data driven, systematic development process that compliments our creative capabilities.

Another key priority on the new product front will be to leverage our investments in the brands we create. This may take the form of line extensions and flankers, different packaging formats such as value bags to reach new distribution targets and consumers and seasonal opportunities such as Halloween and Easter.

Sourcing
--------

We will support the decision to place greater emphasis on new products by significantly improving our sourcing capabilities. After all, with the exception of Ring Pop for North America, we outsource all of our manufacturing. Today, we are under-resourced in this area, but will begin devoting time, attention and funding to improve performance against this important initiative.

One final note on Confectionery...when we referred to organic growth earlier --"organic" implied not-by-acquisition. This is because we believe that for the most part prices commanded by candy businesses today are simply out of our reach. Still, Topps will continue keeping an eye open for affordable product lines that can strengthen our portfolio and enhance our position in the market.

U. S. ENTERTAINMENT
-------------------

There are three key aspects to this segment: Sports Trading Cards, Publishing and Collectible Gaming products.

Turning first to sports cards, it's no secret that the industry has experienced a steady decline since reaching historic highs in the early 1990's. In fact, the current level of all sport card sales is approximately $300MM in wholesale dollars, having trended down over the past five years at an annual rate of approximately 15%. Although a number of factors influenced these declines, the study forcefully confirmed that the combination of product proliferation and higher pack prices emerged as the key causes for losing young consumers and the casual adult collector. Accordingly, going forward three elements will drive our strategy:

     o First, as referenced above, the sheer number of products in stores is intimidating to all but the most serious card collector, driving consumers away and creating a barrier to bringing in new ones. Believing that current negative trends will persist unless there is a significant reduction in the number of products introduced into the marketplace, we will increase efforts to persuade our licensing partners to aggressively address product proliferation.

     o Second, we will expand our efforts toward creating more sports products that are specifically designed for kids. This is going to take significant investments of time and money, but given that kids have all but left sports trading cards, the benefit of recapturing them can be substantial. Work in this area has already begun. As a matter of fact, a new product called "Hot Button" baseball was recently launched in selected test markets. If it goes well, rollout will occur next year around Opening Day. "Hot Button" represents step one of our drive to "bring 'em back."

     o Finally, we will be even more aggressive in our marketing to the serious collector, whose purchases presently fund the business, and who truly appreciates our brands and who represents the most stable community of sports card buyers today. Our efforts in this regard will include getting closer to these consumers, strengthening our product development activities and enhancing Topps' presence within hobby stores.

As regards Publishing, we will continue to participate in this potentially lucrative area. Over the years, we have demonstrated a track record of identifying, and in some instances creating, breakout opportunities that generate meaningful results. Looking ahead, we will be as highly selective about choosing licenses as before and will maintain a focus on only those truly meriting pursuit.

We recently introduced a line of products featuring the final episode of the Star Wars saga: Revenge of the Sith, another milestone in our relationship with the Lucas Film organization spanning some 25 years. Furthermore, exploitation of our own creations -- Garbage Pail Kids and Wacky Packages -- continues apace, and a TV advertising campaign featuring Wacky Packs is scheduled for this coming August.

Finally, we believe that Collectible Gaming continues to represent a significant opportunity, as originally envisioned when we acquired WizKids.

     o    The Collectible Gaming market is just over $1B and growing.

     o Collectible Miniatures represent a 20% segment in which WizKids is the #2 player.

     o The other 80% is comprised primarily of Collectible Card Games which accounts for much of the industry's growth and represents a new opportunity for us.

WizKids will remain an important factor in the miniatures market. At the same time, we will also leverage its impressive game design, grass roots marketing and culture of innovation against new collectible gaming formats, "Pirates of the Spanish Main," the first constructible strategy game, is a perfect example of such an effort. "Pirates" is enjoying good trade and consumer acceptance and there are a number of other new products in the development pipeline. However, part of our WizKids strategy is to branch out even more broadly.

Coming out of the study, our view is that Collectible Card Games can generate significant financial returns on investment, through either licensed or internally developed properties. Given the nature of this business, the timing of "hits" is difficult to predict. Even so, within a 3 to 5-year time frame, empirical evidence suggests overall returns on investment could exceed 20%, excluding huge home runs such as a "Pokemon." Accordingly, we intend to systematically invest in self-development and acquisition of licenses for the Collectible Card Game market. As part of the Topps family, WizKids provides the platform for such investment and opportunity.


INTERNATIONAL
-------------

Most of the initial strategic study did not encompass overseas activities, primarily due to cost and time constraints. However, a second phase of work undertaken recently is focused on improving our operational processes, methods and procedures across the entire business. This phase will also include assessing opportunities to drive top-line growth abroad.


CONCLUSION
----------

The tireless devotion of our people in Asia, Europe, North and South America has become a greater asset than ever, especially taking into account various challenges our business has weathered over the last two years. However, the need to accelerate efforts toward operational excellence persists.

Accordingly, we are sharply focused on cultivating a new performance-driven work ethic company-wide to facilitate increased accountability and productivity and to drive future growth. This represents a significant cultural change for the organization, but one that makes eminent sense all around.

On behalf of the organization, we'd like to thank our consumers, fans, collectors, licensors, stockholders and suppliers for their valued support.

TABLE OF CONTENTS




                                                                Page


Stockholders Letter.............................................   37

Financial Highlights............................................   42

Management's Discussion and Analysis of Financial Condition
   and Results of Operations....................................   43

Consolidated Financial Statements................................  51

Notes to Consolidated Financial Statements.......................  55

Management's Report on Internal Control over Financial Reporting.. 80

Reports of Independent Registered Public Accounting Firm.......... 79,81

Market and Dividend Information .................................. 83

Selected Consolidated Financial Data.............................  83

Directors, Officers, Subsidiaries
  and Corporate Information........................ Inside Back Cover

FINANCIAL HIGHLIGHTS


================================================================================
                                        February      February        March
                                        26, 2005      28, 2004       1, 2003
--------------------------------------------------------------------------------
                                    (in thousands of dollars, except share data)

Net sales ........................   $   295,865   $   297,338   $   290,115

Income from operations ...........        11,967        14,595        20,782

Net income .......................        10,999        12,695        16,936

Cash provided by operations ......        22,930        11,954         6,200

Working capital ..................       138,146       133,299       141,484

Stockholders' equity .............       219,189       211,277       196,768

Per share items:

   Net diluted earnings ..........   $      0.27   $      0.31   $      0.40

   Cash dividend paid ............   $      0.16          0.12   $       --

Average diluted shares outstanding    41,327,000    41,515,000     42,065,000
================================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This section provides an analysis of the Company's operating results, cash flow, critical accounting policies, and other matters. It includes or incorporates "forward-looking statements" as that term is defined by the U.S. federal securities laws. In particular, statements using words such as "may", "should", "intend", "estimate", "anticipate", "believe", "predict", "potential", or words of similar import generally involve forward-looking statements. We based these forward-looking statements on our current expectations and projections about future events, and, therefore, these statements are subject to numerous risks and uncertainties. Accordingly, actual results may differ materially from those expressed or implied by the forward-looking statements. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

The  Company  has  two   reportable   business   segments,   Confectionery   and
Entertainment. The following table sets forth, for the periods indicated, net sales by business segment:

                                                     Year Ended
================================================================================
                                        February      February        March
                                        26, 2005      28, 2004       1, 2003
--------------------------------------------------------------------------------
                                             (in thousands of dollars)

Confectionery ........................  $143,762      $147,188      $146,901

Entertainment ........................   152,103       150,150       143,214
                                        --------      --------      --------
     Total ...........................  $295,865      $297,338      $290,115
================================================================================



|X|FISCAL 2005 VERSUS 2004*
---------------------------

CONSOLIDATED NET SALES

In fiscal 2005, the Company's consolidated net sales decreased 0.5% to $295.9 million from $297.3 million in fiscal 2004. Stronger foreign currencies versus the prior year added $6.6 million to fiscal 2005 sales. Excluding the impact of stronger foreign currencies, net sales decreased 2.7%.

Worldwide net sales of the Confectionery segment, which includes Ring Pop, Push Pop, Baby Bottle Pop, Juicy Drop Pop and Bazooka brand bubble gum, decreased 2.3% to $143.8 million in 2005 from $147.2 million in 2004. Stronger foreign currencies provided a $2.7 million benefit to fiscal 2005 sales. Confectionery products accounted for 49% of the Company's net sales in 2005 and 50% in 2004.

--------------------------------------------------------------------------------
* Unless otherwise indicated, all date references to 2005, 2004 and 2003 refer to the fiscal years ended February 26, 2005, February 28, 2004, and March 1, 2003, respectively.

Fiscal 2005 U.S. confectionery sales were impacted in part by industry trends such as consumer nutritional concerns and retail consolidation, particularly in the first nine months of the year. Incremental sales of chewy products and strong gains on Juicy Drop Pop contributed favorably to results. For the full year, declines in U.S. confectionery sales of 2.8% were in line with trends in the non-chocolate industry. Going forward, the Company intends to improve retail distribution particularly in the convenience channel, step up television advertising levels, re-design its product development process and strengthen sourcing activities.

Net sales of international confectionery products were also down comparatively in fiscal 2005 due to strong 2004 performance of both Push Pop Flip N'Dip in Japan and Yu-Gi-Oh! candy products in Europe. International sales represented 32% of total confectionery sales in fiscal 2005 versus 31% in 2004.

Net sales of the Entertainment segment, which includes cards, sticker album collections, Internet activities and strategy games, increased 1.3% in fiscal 2005 to $152.1 million. Stronger foreign currencies provided a $3.9 million benefit to fiscal 2005 sales. Entertainment products represented 51% of the Company's net sales in 2005 and 50% in fiscal 2004.

Within the segment, sales from WizKids, a developer and marketer of strategy games acquired in July 2003, increased $6 million to $22 million, reflecting a full year of ownership in fiscal 2005 versus a partial year in fiscal 2004. In late 2005, WizKids created a new product category, constructible strategy games, and launched two new products, Pirates and Football Flix. In addition, sales of European sports products increased in fiscal 2005, reflecting the inclusion of products featuring the European Football Championship held once every four years.

Net sales of U.S. sports products were below the prior year, a function of the absence of an NHL hockey season and continued industry softness, in general. The Company believes that this downward trend is due largely to the proliferation of card and memorabilia products and to significantly higher price points and that these are principal factors in driving children and the casual adult collector from the market.

Going forward, the Company intends to make a case to the leagues and player associations to address product proliferation in order to promote a more rational retail environment and a more satisfying consumer experience. The Company will also focus on creating sports products specifically designed for kids and market even more aggressively to the core collector.

As anticipated, sales of Internet products were below year ago levels in 2005 as the Company reduced advertising support and explored new directions for this venture. Internet operations were virtually breakeven this year versus a loss of almost $3 million last year.

Finally, fiscal 2005 sales of non-sports publishing products were impacted by the absence of strong licenses, particularly in the fourth quarter. However, during the year, WWE, Barbie, Pokemon and Yu-Gi-Oh! were solid contributors in Europe and Garbage Pail Kids, now in its fourth series, performed well in the U.S.


RESULTS OF OPERATIONS

Fiscal 2005 consolidated gross profit as a percentage of net sales was 35.6%, up from 35.0% in 2004. Margins this year were favorably impacted by lower obsolescence costs following abnormally high write-offs at WizKids and the domestic confectionery and European publishing businesses in fiscal 2004. Improved gross profit margins also reflected lower tooling and mold costs on WizKids and European confectionery products. Partially offsetting these improvements were higher autograph and relic costs on U.S. sports cards and an increase in effective royalties associated with England Premier League products.

Other income was $1,675,000 in 2005 versus $631,000 last year. This increase was primarily due to more favorable foreign exchange translation gains on non-local currency cash balances in Europe, the absence of a write-off associated with closing our Brazilian office last year, and increases in royalty income from the licensing of our WizKids and confectionery trademarks.

Selling, general & administrative expenses ("SG&A") increased as a percentage of net sales to 32.1% in 2005 from 30.3% a year ago. SG&A dollar spending increased to $94.9 million in 2005 from $90.0 million. A $1.9 million fine paid to the European Commission and the full year of WizKids ownership versus a partial year in 2004, were the primary reasons for the dollar increase. Additionally, higher professional fees, in particular legal, Sarbanes-Oxley and consulting-related expenses, impacted fiscal 2005 SG&A. The Company estimates fees paid to third parties related to Sarbanes-Oxley Section 404 were approximately $1.1 million in 2005.

Within SG&A, full year advertising and marketing expenses of $23.3 million were $0.5 million below 2004 due to reduced spending on U.S. confectionery and Internet products, partially offset by increased marketing activity overseas. U.S. confectionery advertising exceeded historical levels in the fourth quarter.

Net interest income increased slightly to $2.7 million in fiscal 2005 from $2.4 million in fiscal 2004, reflecting rising interest rates and higher average investment balances.

The fiscal 2005 effective tax rate was 25.0% versus 25.4% in fiscal 2004.

Net income in fiscal 2005 was $11.0 million, or $0.27 per diluted share, versus $12.7 million, or $0.31 per diluted share in 2004. Excluding the impact of the non-tax deductible European Commission fine, fiscal 2005 net income was $12.9 million, or $0.31 per diluted share.


|X|FISCAL 2004 VERSUS 2003
--------------------------

CONSOLIDATED NET SALES

In fiscal 2004, the Company's consolidated net sales increased 2.5% to $297.3 million from $290.1 million in fiscal 2003. The July 2003 acquisition of WizKids added $15.9 million to sales in fiscal 2004, and stronger European currencies increased sales by $9.7 million. Excluding these two factors, fiscal 2004 net sales were below 2003 levels, largely the result of declines in sales of U.S. sports cards and U.S. confectionery products.

Worldwide net sales of the Confectionery segment increased 0.2% to $147.3 million in 2004 from $146.9 million in 2003. Confectionery products accounted for 50% of the Company's net sales in 2004 and 51% in 2003.

U.S. confectionery sales decreased year-over-year, in part the result of softness in wholesale clubs, the effects of delayed new product introductions and a reduction in promotional activity undertaken by certain retailers in fiscal 2003.

Net sales of international confectionery products increased in 2004, offsetting the U.S. declines. Increases were largely driven by the roll out of Juicy Drop Pop, solid sales of licensed confectionery products and stronger European currencies. International sales represented 31% of total confectionery sales in fiscal 2004.

Net sales of the Entertainment segment increased 4.8% in fiscal 2004 to $150.1 million. Entertainment products represented 50% of the Company's net sales in 2004 and 49% in fiscal 2003.

Within the segment, sales of international sports sticker albums increased, a function of the expansion and further success of the mini album format, higher sales of traditional Premier League sticker album collections and the impact of stronger European currencies. The acquisition of WizKids added $15.9 million to segment sales. In addition, sales of non-sports publishing products exceeded those in fiscal 2003 due to the strength of products featuring the Yu-Gi-Oh!, Garbage Pail Kids and Hamtaro properties.

Also within the Entertainment segment, sales of traditional U.S. sports cards declined in fiscal 2004, a function of continued industry softness and reduced product offerings. The Company reduced the number of sports products it released in fiscal 2004 by almost 20%, and restructured the sports organization, eliminating over $1.5 million in costs on an annualized basis.

Finally, sales of product sold via the Internet decreased in fiscal 2004, primarily as a result of declines experienced at thePit.com. The Company has refocused the etopps website to feature trading capabilities and fantasy-style games played with etopps cards.


RESULTS OF OPERATIONS

Fiscal 2004 consolidated gross profit as a percentage of net sales was 35.0%, virtually flat with 2003's figure of 35.1%. Margins in fiscal 2004 were negatively impacted by higher obsolescence costs which reflected write-offs associated with slow-moving WizKids product, excess domestic confectionery inventories and components related to an Italian publishing product. Lower royalty costs as a function of the smaller U.S. sports business and reduced costs at our Scranton, Pennsylvania manufacturing facility largely offset the higher obsolescence costs.

Other income was $631,000 in fiscal 2004 versus $184,000 in fiscal 2003. This increase was primarily due to favorable mark-to-market adjustments on forward currency contracts which were partially offset by translation losses on non-local currency cash balances in Europe. The licensing-out of intellectual property associated with WizKids and the confectionery business also contributed favorably in fiscal 2004.

Selling, general & administrative expenses increased as a percentage of net sales to 30.3% in 2004 from 28.0% a year ago. SG&A dollar spending increased to $90.0 million from $81.1 million, largely as a result of the addition of WizKids. Additionally, advertising and marketing costs were higher in fiscal 2004 due to increased media activity and stronger foreign currencies.

Partially offsetting these increases in SG&A was a reduction in overhead expenses achieved through the restructuring of the U.S. sports card organization and headcount eliminations at the Internet operations. Fiscal 2004 SG&A also benefited from reduced costs associated with employee incentive compensation and the absence of a payment related to a legal settlement that occurred in fiscal 2003.

Net interest income decreased slightly to $2.4 million in fiscal 2004 from $2.5 million in fiscal 2003, reflecting less favorable interest rates and a lower average cash balance following the WizKids acquisition.

The fiscal 2004 effective tax rate was 25.4%. The decrease versus the 2003 rate of 27.3% was primarily a function of foreign tax benefits received in 2004.

Net income in fiscal 2004 was $12.7 million, or $0.31 per diluted share, versus $16.9 million, or $0.40 per diluted share in 2003.

|X|QUARTERLY COMPARISONS
------------------------

Management believes that quarter-to-quarter comparisons of sales and operating results are affected by a number of factors. The Company's sales of Confectionery products are generally seasonally stronger in the first two fiscal quarters of the year. However, sales can be significantly impacted by the introduction of new products and line extensions as well as by advertising and consumer and trade support programs.

In the Entertainment segment, sales of U.S. sports card products are sold throughout the year, spanning the three major sports seasons in which the Company currently participates: baseball, football, and basketball. Topps Europe's sales of sports sticker albums are driven largely by shipments of Premier League Soccer products, with much of the sales activity occurring in the fourth fiscal quarter. Sales of non-sports cards, sticker albums and games tend to be impacted by the timing of product introductions and the property on which they are based, often peaking with the release of a movie or the rise in popularity of a particular licensed property.

The net result of the above factors is that quarterly  results vary. See Note 20
- Quarterly Results of Operations.


|X|INFLATION
------------

In the opinion of management, inflation has not had a material effect on the operations or financial results of the Company.


|X|LIQUIDITY AND CAPITAL RESOURCES
----------------------------------

Management believes that the Company has adequate means to meet its liquidity and capital resource needs over the foreseeable future as a result of the combination of cash on hand, anticipated cash from operations and credit line availability.

The Company entered into a credit agreement with Chase Manhattan Bank on September 14, 2004. The agreement provides for a $30.0 million unsecured facility to cover revolver and letter of credit needs and expires on September 13, 2007. With the exception of $2.1 million currently reserved for letters of credit, the $30.0 million credit line was available as of February 26, 2005. (See Note 9 - Long-Term Debt.)

The Company has reclassified its portfolio of auction rate securities from cash to short-term investments in the Consolidated Balance Sheets, in line with recent clarification from regulatory bodies. All periods contained in this report reflect this reclassification. Year-over-year changes in the amounts of these securities are now being shown under investing activities on the Consolidated Statement of Cash Flows. While these securities are no longer included in cash and cash equivalents, the Company believes them to be similar to a cash equivalent since they can be redeemed at any time at nominal cost.

As of February 26, 2005, the Company had $36.4 million in cash and cash equivalents.

During fiscal 2005, the Company's net decrease in cash and cash equivalents was $20.5 million versus a decrease of $28.7 million in 2004. The fiscal 2005 use of cash was primarily the result of the purchase of an additional $33.1 million in auction rate securities. The fiscal 2004 cash use was driven by the acquisition of WizKids for $28.7 million.

Cash provided by operating activities in 2005 was $22.9 million versus $12.0 million in 2004. The improvement was primarily due to a decrease in receivables stemming from lower fourth quarter sales in Europe, the timing of inventory and royalty payments and the collection of income tax refunds. These and other items more than offset the $1.7 million decline in net income in 2005.

Cash used in investing activities this year of $35.7 million largely reflects the purchase of $33.1 million of auction rate securities. The Company also spent $2.6 million in capital expenditures, which included the first phase of a multi-year ERP project as well as Ring Pop production-related equipment. Fiscal 2006 full year capital spending is projected to be approximately $4 million, driven by investments in Ring Pop production equipment and computer software and hardware. Capital spending will be funded out of cash flow from operating activities.

Cash used in financing activities this year of $8.8 million reflects $2.3 million of treasury stock purchases net of options exercised plus $6.5 million in dividend payments, versus $1.0 million net treasury stock purchases and $4.9 million in dividend payments last year.

Finally, the $1.0 million favorable effect of exchange rate changes on cash and cash equivalents, which is due to the impact of stronger currencies on foreign subsidiaries' cash balances when translated into U.S. dollars, was $4.0 million lower than in 2004. This change reflects a slowdown in the strengthening of European currencies against the U.S. dollar.

In October 2001, the Board of Directors authorized the purchase of up to 5 million shares of Company stock. As of February 2005, the Company had purchased
3.4 million shares against this authorization. See Note 13 - Capital Stock. The Company anticipates purchasing additional shares in the future to complete the authorization.


|X|CONTRACTUAL OBLIGATIONS
--------------------------

Future minimum payments under existing key contractual obligations are as follows:

                  Future                    Future
                 Payments                  Payments
                Under Non-                  Under
      Fiscal    Cancelable    Purchase     Royalty
       Year       Leases     Obligations  Contracts      Total
       ----       ------     -----------  ---------      -----
                            (in thousands of dollars)
       2006       $ 2,733      $12,198     $12,088      $27,019
       2007         2,361          175      10,944       13,480
       2008         1,956         -          3,726        5,682
       2009         1,770         -           -           1,770
       2010         1,644         -           -           1,644
   Thereafter       1,139         -           -           1,139



The Company anticipates making a payment of approximately $3 - 4 million in fiscal 2006 for the funding of its qualified pension plans.

|X| CRITICAL ACCOUNTING POLICIES
--------------------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires Topps' management to make estimates and judgments that affect the reported amounts of revenue, expenses, assets, liabilities and the disclosure of contingent assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Note 1 to the Company's consolidated financial statements "Summary of Significant Accounting Policies" summarizes its significant accounting policies and discusses the impact of new accounting pronouncements. Following is a summary of the critical policies and methods used.

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

Returns Provisions:
-------------------
In determining the provision for returns, the Company performs an in-depth review of wholesale and retail inventory levels, trends in product sell-through by sales channel, and other factors. The provision for returns was $22.0 million in 2005 and $17.4 million in 2004, which equates to 7.4% and 5.9% of net sales, respectively. An increase or decrease in the provision for returns by 1% of sales would decrease or increase operating income by approximately $3.0 million.

Intangible Assets:
------------------
Intangible assets include trademarks and the value of sports, entertainment and proprietary product rights. Amortization is by the straight-line method over estimated lives of up to fifteen years. Management evaluates the recoverability of finite-lived intangible assets under the provisions of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") based on the projected undiscounted cash flows attributable to the individual assets, among other methods.

Accruals for Obsolete Inventory:
--------------------------------
The Company's accrual for obsolete inventory reflects the cost of items in inventory not anticipated to be sold. This accrual may be deemed necessary as a result of discontinued items and packaging or a reduction in forecasted sales. The provision for obsolete inventory was $4.9 million in fiscal 2005 and $7.5 million in fiscal 2004, which equates to 1.7% and 2.5% of net sales, respectively. An increase or decrease in the provision for obsolescence by 1% of sales would decrease or increase operating income by approximately $3.0 million.

Income Taxes:
-------------
Deferred tax assets and liabilities represent the tax effects of temporary book-tax differences which will become payable or refundable in future periods. The Company has accrued tax reserves for probable exposures and, as a result, any assessments resulting from current tax audits should not have a material adverse effect on the Company's consolidated net income.

|X|DISCLOSURES ABOUT MARKET RISK
--------------------------------

There is no material risk to financial results due to market risk. The Company's exposure to market risk is largely related to the impact of mark-to-market changes in foreign currency rates on forward contracts. As of February 26, 2005, the Company had $26.6 million in forward contracts which were entered into for the purpose of reducing the impact of changes in foreign currency rates associated with firm and forecasted receipts and disbursements.

The Company's primary exchange rate exposure is with the Euro against the British pound, the Japanese yen and the U.S. dollar. At maturity, the proceeds or outlays from the foreign exchange contracts offset a corresponding additional or reduced outlay in the underlying currency. The recognition of mark-to-market gains and losses on these contracts accelerates the gains and losses that would otherwise be recognized when the contracts mature and generally does not result in an incremental impact on earnings or cash flows. The Company has no long-term debt and does not engage in any commodity-related derivative transactions.

CONSOLIDATED STATEMENTS OF OPERATIONS


The Topps Company, Inc. and Subsidiaries
(in thousands of dollars, except share data)


                                                     Year Ended
============================================================================
                                         February     February       March
                                         26, 2005     28, 2004      1, 2003
----------------------------------------------------------------------------

Net sales                               $ 295,865    $ 297,338    $ 290,115
Cost of sales                             190,667      193,417      188,375
                                        ---------    ---------    ----------
     Gross profit on sales                105,198      103,921      101,740

Other income, net                           1,675          631          184
Selling, general and administrative
  expenses                                 94,906       89,957       81,142
                                        ---------    ---------    ----------
     Income from operations                11,967       14,595       20,782

Interest income, net                        2,706        2,426        2,516
                                        ---------    ---------    ----------
     Income before provision for
      income taxes                         14,673       17,021       23,298

Provision for income taxes                  3,674        4,326        6,362
                                        ---------    ---------    ----------
     Net income                         $  10,999    $  12,695    $  16,936
============================================================================

Net income per share - basic            $    0.27    $    0.31    $    0.41
                     - diluted          $    0.27    $    0.31    $    0.40
----------------------------------------------------------------------------
Cash dividends per share                $    0.16    $    0.12    $       -

Weighted average shares
   outstanding - basic                  40,471,000   40,604,000   41,353,000
               - diluted                41,327,000   41,515,000   42,065,000
============================================================================

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS


The Topps Company, Inc. and Subsidiaries
(in thousands of dollars)

================================================================================
                                                           February     February
                                                           26, 2005     28, 2004
--------------------------------------------------------------------------------
                                     ASSETS
--------------------------------------------------------------------------------
Current assets:

     Cash and cash equivalents .......................    $ 36,442     $ 56,959
     Short-term investments ..........................      69,955       36,878
     Accounts receivable, net ........................      27,851       30,109
     Inventories .....................................      32,936       33,009
     Income tax receivable ...........................         338        2,697
     Deferred tax assets .............................       3,616        1,505
     Prepaid expenses and other current assets .......      14,541       11,691
                                                          --------     --------
         Total current assets ........................     185,679      172,848

Property, plant and equipment, net ...................      12,553       13,786
Goodwill .............................................      67,566       67,586
Intangible assets, net ...............................       8,544       10,474
Other assets .........................................      16,069       10,769
                                                          --------     --------
TOTAL ASSETS .........................................    $290,411     $275,463
                                                          ========     ========

--------------------------------------------------------------------------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
Current liabilities:

     Accounts payable ................................    $ 12,658     $ 10,946
     Accrued expenses and other liabilities ..........      27,485       26,249
     Income taxes payable ............................       7,390        2,354
                                                          --------     --------
         Total current liabilities ...................      47,533       39,549

Deferred income taxes ................................         -          1,956
Other liabilities ....................................      23,689       22,681
                                                          --------     --------
             Total liabilities .......................      71,222       64,186
                                                          --------     --------

Stockholders' equity:

     Preferred stock, par value $.01 per share,
        authorized 10,000,000 shares, none issued ....        --           --
     Common stock, par value $.01 per share,
        authorized 100,000,000 shares,
        issued 49,244,000 in 2005 and 2004 ...........         492          492
     Additional paid-in capital ......................      28,293       27,829
     Treasury stock, 8,790,000 shares in 2005
         and 8,632,000 shares in 2004 ................     (85,060)     (82,287)
     Retained earnings ...............................     275,226      270,704
     Accumulated other comprehensive loss, net of tax          238     (  5,461)
                                                          ---------    ---------
              Total stockholders' equity .............     219,189      211,277
                                                          ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........    $290,411     $275,463
                                                          ========     =========
================================================================================

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS


The Topss Company, Inc. and Subsidiaries
(in thousands of dollars)

                                                                 Year Ended
========================================================================================
                                                     February     February       March
                                                     26, 2005     28, 2004      1, 2003
----------------------------------------------------------------------------------------
Operating Activities

   Net income ...................................   $  10,999    $  12,695    $  16,936
   Non-cash items included in net income:
      Depreciation and amortization .............       6,261        6,593        5,038
      Deferred taxes on income ..................       1,895        1,905        ( 984)
   Net effect of changes in:
      Receivables ...............................       2,258       (2,538)      (4,638)
      Inventories ...............................          73          562       (7,241)
      Income taxes receivable/payable ...........         580       (2,256)       3,261
      Prepaid expenses and other current assets .      (2,850)      (1,048)       1,505
      Payables and other current liabilities ....       2,948       (7,696)      (3,796)
      All other .................................         766        3,737       (3,881)
                                                     ---------    ---------    ---------
          Cash provided by operating activities .      22,930       11,954        6,200

Investing Activities

   Net purchases of short-term investments ......     (33,077)       (8,303)     (5,525)
   Purchase of subsidiary .......................         --        (28,650)        --
   Additions to property, plant and equipment ...      (2,634)       (2,842)     (3,807)
                                                     ---------    ---------    ---------
          Cash used in investing activities .....     (35,711)      (39,795)     (9,332)


Financing Activities

   Exercise of employee stock options ...........       1,814        1,770        1,449
   Dividends paid to stockholders ...............      (6,477)      (4,868)        --
   Purchase of treasury stock ...................      (4,123)      (2,781)     (14,305)
                                                     ---------    ---------    ---------
         Cash used in financing activities ......      (8,786)      (5,879)     (12,856)

Effect of exchange rate changes on cash
   and cash equivalents .........................       1,050        4,995        3,665
                                                     ---------    ---------    ---------
Net Decrease in Cash and Cash Equivalents .......   $ (20,517)   $ (28,725)   $ (12,323)
----------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year ..   $  56,959    $  85,684    $  98,007
Cash and cash equivalents at end of year ........   $  36,442    $  56,959    $  85,684
----------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
     Interest paid ..............................   $     258    $     322    $      91
     Income taxes paid ..........................   $   3,883    $   6,398    $  12,578
========================================================================================

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME


The Topps Company, Inc. and Subsidiaries
(In thousands of dollars)

============================================================================================================================
                                                                           Additional                              Other
                                                                 Common      Paid-in    Treasury    Retained   Comprehensive
                                                    Total         Stock      Capital      Stock     Earnings   Income (Loss)
-------------------------------------------------------------'--------------------------------------------------------------
Stockholders' equity as of 3/3/2002 ...........   $ 194,054  ' $     492   $  26,824   $ (67,415)   $ 245,941    $ (11,788)
-------------------------------------------------------------'--------------------------------------------------------------
Net income ....................................      16,936  '      --          --          --         16,936         --
Translation adjustment, net of tax ............       3,399  '      --          --          --           --          3,399
Minimum pension liability .....................      (4,765) '      --          --          --           --         (4,765)
    Total comprehensive income ................      15,570  '      --          --          --         16,936       (1,366)
Purchase of treasury stock ....................     (14,305) '      --          --       (14,305)        --           --
Exercise of employee stock options ............       1,449  '      --           520         929         --           --
Stockholders' equity as of 3/1/2003 ...........   $ 196,768  ' $     492   $  27,344   $ (80,791)   $ 262,877    $ (13,154)
-------------------------------------------------------------'--------------------------------------------------------------

Net income ....................................      12,695  '      --          --          --         12,695         --
Translation adjustment, net of tax ............       6,823  '      --          --          --           --          6,823
Minimum pension liability .....................         870  '      --          --          --           --            870
    Total comprehensive income ................      20,388  '      --          --          --         12,695        7,693
Cash Dividends ................................      (4,868) '      --          --          --         (4,868)        --
Purchase of treasury stock ....................      (2,781) '      --          --        (2,781)        --           --
Exercise of employee stock options ............       1,770  '      --           485       1,285         --           --
Stockholders' equity as of 2/28/2004...........   $ 211,277  ' $     492   $  27,829   $ (82,287)   $ 270,704    $  (5,461)
-------------------------------------------------------------'--------------------------------------------------------------

Net income ....................................      10,999  '      --          --          --         10,999         --
Translation adjustment, net of tax ............       1,864  '      --          --          --           --          1,864
Minimum pension liability, net of tax .........       3,835  '      --          --          --           --          3,835
    Total comprehensive income ................      16,698  '      --          --          --         10,999        5,699
Cash dividends ................................      (6,477) '      --          --          --         (6,477)        --
Purchase of treasury stock ....................      (4,123) '      --          --        (4,123)        --           --
Exercise of employee stock options ............       1,814  '      --           464       1,350         --           --
Stockholders' equity as of 2/26/2005 ..........   $ 219,189  ' $     492   $  28,293   $ (85,060)   $ 275,226    $     238
============================================================='==============================================================

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:
----------------------------
The consolidated financial statements include the accounts of The Topps Company,
Inc.  and  its  subsidiaries  (the  "Company").   All  intercompany   items  and
transactions have been eliminated in consolidation.

The Company and its subsidiaries operate and report financial results on a fiscal year of 52 or 53 weeks which ends on the Saturday closest to the end of February. Fiscal 2003, fiscal 2004 and fiscal 2005 were all comprised of 52 weeks.

Foreign Currency Translation:
-----------------------------
The financial statements of subsidiaries outside the United States, except those subsidiaries located in highly inflationary economies or where costs are primarily U.S. dollar-based, are generally measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange as of the balance sheet date, with the resultant translation adjustments included in accumulated other comprehensive income. Income and expense items are translated at the average exchange rate for the month. Gains and losses from foreign currency transactions of these subsidiaries are included in net income. The Company has no foreign subsidiaries operating in highly inflationary economies or where inventory costs are U.S. dollar-based for which the financial statements are measured using the U.S. dollar as the functional currency.

Derivative Financial Instruments:
---------------------------------
From time to time, the Company enters into contracts that are intended and effective as hedges of foreign currency risks associated with the anticipated purchase of confectionery inventories from foreign suppliers. It also enters into contracts in order to hedge risks associated with the collection of receivables from certain foreign countries. The Company does not hold or issue derivative financial instruments for trading purposes.

Gains or losses arising from derivative financial instruments are recorded in earnings. On March 4, 2001, the Company adopted the provisions of SFAS 133 "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS 133 provides a comprehensive standard for the recognition and measurement of derivatives and hedging activities.

Cash Equivalents:
-----------------
The Company considers investments in highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

Short-term Investments:
-----------------------
Investments in auction rate instruments as well as bank certificates of deposit with maturities in excess of three months and subject to an early withdrawal penalty are reported as short-term investments.

Inventories:
------------
Inventories are stated at lower of cost or market. Cost is determined on the first-in, first-out basis.

Property, Plant and Equipment ("PP&E"):
---------------------------------------
PP&E is stated at cost. Depreciation is computed using the straight-line method based on estimated useful lives of twenty-five years for buildings, three to twelve years for machinery, equipment and software, and the remaining lease period for leasehold improvements. Expenditures for new property, plant or equipment that substantially extend the useful life of an asset are capitalized. Ordinary repair and maintenance costs are expensed as incurred. In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-lived Assets," the Company periodically evaluates the carrying value of its PP&E for circumstances which may indicate impairment.

Goodwill and Intangible Assets:
-------------------------------
Goodwill and Intangible Assets represent amounts paid for the purchase of businesses in excess of the fair value of the acquired assets. Intangible assets include trademarks and the value of sports, entertainment and proprietary product rights. Amortization is by the straight-line method over estimated lives of up to fifteen years. Under the provisions of SFAS 144, the Company reviews intangibles on at least an annual basis to determine if there are indicators of impairment. Goodwill is not amortized. Management evaluates the recoverability of goodwill and finite-lived intangible assets under the provisions of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") based on the projected undiscounted cash flows attributable to the individual assets, among other methods. See Note 6 - Goodwill and Intangible Assets.

Revenue Recognition:
--------------------
The Company recognizes revenue when the following criteria are met: the products are shipped, the title and risk of loss has passed to the customer, the sales price is fixed or determinable and collectibility is reasonably assured. Sales made on a returnable basis are recorded net of a provision for estimated returns. These estimates are revised, as necessary, to reflect actual experience and market conditions. In fiscal 2005, approximately 74% of the Company's sales were made on a returnable basis, and the returns provision as of February 26, 2005 was $22.0 million.

Estimates:
----------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates which affect the reporting of assets and liabilities as of the dates of the financial statements and revenues and expenses during the reporting period. These estimates primarily relate to the provision for sales returns, allowance for doubtful accounts and inventory obsolescence. In each case, prior to booking an accounting entry, the Company does an in-depth review of available information including wholesale and retail inventory levels and product sell-through in the case of returns, receivables aging and account credit-worthiness for the allowance for doubtful accounts and component and finished goods inventory levels and product sell-through for obsolescence. Actual results could differ from these estimates.

Reclassifications:
------------------
Certain items in the prior years' financial statements have been reclassified to conform with the current year's presentation.

The Company has classified its portfolio of auction rate securities ("ARS") from cash to short-term investments, in line with recent clarification from regulatory bodies. The Company classified approximately $69,955,000 as of February 26, 2005 and reclassified $36,878,000, $28,575,000 and $23,050,000 of investments in ARS as of February 28, 2004, March 1, 2003 and March 2, 2002, respectively. Year-over-year changes in the accounts of these securities are now being reflected under investing activities on the Consolidated Statements of Cash Flows. The impact of the reclassification on investing activities, related to the ARS, was approximately ($8,303,000) and ($5,525,000) for the two year period ended February 28, 2004.

Income Taxes:
-------------
The Company provides for deferred income taxes resulting from temporary differences between the valuation of assets and liabilities in the financial statements and the carrying amounts for tax purposes. Such differences are measured using the tax rates and laws in effect for the years in which the differences are expected to reverse.

Employee Stock Options:
-----------------------
The Company accounts for stock-based employee compensation based on the intrinsic value of stock options granted in accordance with the provisions of APB 25, "Accounting for Stock Issued to Employees." The pro forma effect, had the Company accounted for stock-based employee compensation based on the fair value of stock options granted in accordance with SFAS 123, "Accounting for Stock-Based Compensation," is shown below:


                             (In thousands of dollars,
                                 except share data)

                                    Stock-based
                          As         Employee
                        Reported   Compensation     Pro forma
=============================================================
                                        2005
                        -------------------------------------
Net income               $10,999     $ (1,054)       $  9,945
-------------------------------------------------------------
Earnings per share
  Basic                   $ 0.27                       $ 0.25
                        -------------------------------------
  Diluted                 $ 0.27                       $ 0.24
                        -------------------------------------

                                        2004
                        -------------------------------------
Net income               $12,695     $ (1,247)       $ 11,448
-------------------------------------------------------------
Earnings per share
  Basic                   $ 0.31                       $ 0.28
                        -------------------------------------
  Diluted                 $ 0.31                       $ 0.28
                        -------------------------------------

                                        2003
                        -------------------------------------
Net income               $16,936     $ (1,350)       $ 15,586
-------------------------------------------------------------
Earnings per share
  Basic                   $ 0.41                       $ 0.38
                        -------------------------------------
  Diluted                 $ 0.40                       $ 0.37
                        -------------------------------------
=============================================================


Options typically vest within a three-year period. In determining the preceding pro forma amounts under SFAS 123, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model. Following are the key assumptions: $0.16 per share dividend on fiscal 2005 and 2004 options, but no dividend on fiscal 2003 options; risk free interest rate, estimated volatility and expected life as follows: fiscal 2005 options - 4.4%, 32% and 5.8 years, respectively; fiscal 2004 options - 4.4%, 38% and 6.5 years, respectively; fiscal 2003 options - 4.5%, 35% and 6.5 years, respectively.

Advertising and Marketing Expenses:
-----------------------------------
Advertising and marketing expenses (which encompass media spending, customer promotions and research) included in selling, general and administrative expenses amounted to $23,336,000 in fiscal 2005, $23,820,000 in fiscal 2004 and $20,145,000 in fiscal 2003. Advertising and marketing expenses are recognized as incurred. Costs relating to future periods are classified as prepaid.


NEW ACCOUNTING PRONOUNCEMENTS

In January 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. 106-1 ("FSP 106-1"), which allowed companies to elect a one-time deferral of the recognition of effects of the Medicare Prescription Drug Act and disclosures related to the postretirement healthcare plan. The FASB allowed the one-time deferral due to a lack of clarification regarding its accounting and uncertainties regarding the effects of the Medicare Prescription Drug Act on plan participants. For companies electing the one-time deferral, the deferral was to remain in effect until guidance on the accounting for the federal subsidy was issued, or until certain other events, such as a plan amendment, settlement or curtailment, had occurred. The Company has evaluated the effects of the Medicare Prescription Drug Act on the postretirement benefit plan and its participants, and has elected the one-time deferral. In May 2004, the FASB issued FASB Staff Position No. 106-2 ("FSP 106-2"), which superceded FSP 106-1. FSP 106-2 provides authoritative guidance on the accounting for the Act and specifies the disclosure requirements for employers who have adopted FSP 106-2. FSP 106-2 is effective for the interim or annual period beginning after June 15, 2004. The Company's accumulated postretirement benefit obligation and net postretirement benefit cost for fiscal 2004 and fiscal 2005 reflect the effects of the Medicare Prescription Drug Act. The Medicare Prescription Drug Act reduced the Company's fiscal 2005 postretirement medical expenses by $0.2 million.

On November 24, 2004, the FASB issued FASB Statement No. 151 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement is effective for annual periods beginning after June 15, 2005 and requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" as defined by Accounting Research Bulletin No. 43. This Statement had no effect on the Company's consolidated results of operations or financial position.

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payments"("SFAS 123(r)"), which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements starting with interim statements issued after June 15, 2005. The SEC has since extended the date to be effective for fiscal years beginning after June 15, 2005. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. SFAS 123(r) also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123(r) replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supercedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". The Company is currently evaluating the impact of adopting this standard on its future financial statements.

On December 21, 2004, the FASB issued FASB Staff Position No. 109-2 "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision With the American Job Creation Act of 2004" ("FSP 109-2"). The Act introduces a one-time dividend received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer provided certain criteria are met. An enterprise that is evaluating the repatriation statute shall apply the requirements of FSP 109-2 as it decides on a plan for reinvestment or repatriation of its unremitted foreign earnings. The enterprise shall measure the income tax effects of such repatriation without the effects of the repatriation provision until it has decided on a plan. The range of possible amounts the Company is considering for repatriation under this provision is between zero and $11 million. The related potential range of income tax effects is between zero and $0.4 million.

In March 2004, the FASB ratified EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" ("EITF No. 03-1"). In September 2004, the recognition and measurement provisions of EITF No. 03-1 were delayed. For reporting periods beginning after June 15, 2004, only the disclosure requirements for available-for-sale securities and cost method investment are required. The Company does not expect the adoption of EITF No. 03-1 to have a material effect on its financial condition or results of operations.


NOTE 2 - EARNINGS PER SHARE

Earnings per share ("EPS") is computed in accordance with SFAS No. 128 "Earnings Per Share" and both basic and diluted EPS figures are provided in this report. Basic EPS is computed using weighted average shares outstanding. Diluted EPS is computed using weighted average shares outstanding plus additional shares issued as if in-the-money options were exercised (utilizing the treasury stock method).

The following table represents the computation of weighted average diluted shares outstanding:


                                              Year Ended
-----------------------------------------------------------------------
                                   February     February        March
                                   26, 2005     28, 2004       1, 2003
-----------------------------------------------------------------------
Weighted average
shares outstanding:
Basic                            40,471,000   40,604,000    41,353,000
-----------------------------------------------------------------------
Dilutive stock options              856,000      911,000       712,000
-----------------------------------------------------------------------
Diluted                          41,327,000   41,515,000    42,065,000
=======================================================================


In the above calculation, the impact of out-of-the-money options, (i.e. where the exercise price exceeds current market price) was not included. These incremental shares totaled 823,765 in 2005, 1,070,103 in 2004 and 1,532,000 in
2003.


NOTE 3 - ACCOUNTS RECEIVABLE

                                                      February    February
                                                      26, 2005    28, 2004
---------------------------------------------------------------------------
                                                  (in thousands of dollars)

Gross receivables                                     $ 51,265    $ 52,843
---------------------------------------------------------------------------
Reserve for estimated returns                          (20,824)    (19,516)
---------------------------------------------------------------------------
Other reserves                                          (2,590)     (3,218)
---------------------------------------------------------------------------
     Net receivables                                  $ 27,851    $ 30,109
===========================================================================

Other reserves consist of allowances for discounts, doubtful accounts and customer deductions for marketing promotion programs.

NOTE 4 - INVENTORIES

                                         February   February
                                         26, 2005   28, 2004
-------------------------------------------------------------
                                    (in thousands of dollars)

Raw materials                            $  7,468   $  5,571
-------------------------------------------------------------
Work in process                             3,703      2,824
-------------------------------------------------------------
Finished product                           21,765     24,614
-------------------------------------------------------------
     Total inventory                     $ 32,936   $ 33,009
=============================================================


NOTE 5 - PROPERTY, PLANT AND EQUIPMENT, NET

                                     February   February
                                     26, 2005   28, 2004
---------------------------------------------------------
                                (in thousands of dollars)

Land                                 $     42   $     42
---------------------------------------------------------
Buildings and improvements              2,722      2,676
---------------------------------------------------------
Machinery, equipment
and software                           32,219     29,631
---------------------------------------------------------
     Total PP&E                        34,983     32,349
---------------------------------------------------------

Accumulated depreciation              (22,430)   (18,563)
---------------------------------------------------------
     Net PP&E                        $ 12,553   $ 13,786
=========================================================


NOTE 6 - GOODWILL AND INTANGIBLE ASSETS

Goodwill and Intangible Assets represent amounts paid for the purchase of businesses in excess of the fair value of the acquired assets. Intangible assets consist principally of licenses and contracts, intellectual property, and software; amortization is by the straight-line method over estimated lives of up to fifteen years. Goodwill represents the purchase price less the fair value of acquired assets and less the appraised value of the intangible assets. Goodwill is not amortized. Management evaluates the recoverability of goodwill and finite-lived intangible assets on the first day of each fiscal fourth quarter under the provisions of SFAS 142, based on the projected undiscounted cash flows attributable to the individual assets, among other methods. Prior to fiscal 2004, the measurement date was the first day of each fiscal first quarter.

Licenses and contracts consist primarily of licensing rights to produce sticker albums featuring Premier League soccer players obtained as a part of the Merlin Publishing Group acquisition in July 1995. Intellectual property refers to rights including trademarks and copyrights related to branded products obtained as part of the July 2003 acquisition of Wizkids, LLC. Software and other consists of proprietary software developed by thePit.com and acquired by Topps in August 2001.

Intangible assets consisted of the following as of February 26, 2005 and February 28, 2004:

                                                   February 26, 2005
================================================================================
                                         Gross        Accumulated
                                     Carrying Value   Amortization         Net
--------------------------------------------------------------------------------
                                                (in thousands of dollars)

Licenses and contracts ...........       $ 21,569       $(17,942)       $  3,627
Intellectual property ............         18,784        (14,284)          4,500
Software and other ...............          2,953         (2,811)            142
FAS 132 pension ..................            275           --               275
                                         --------       ---------       --------
Total intangibles ................       $ 43,581       $(35,037)       $  8,544
================================================================================

                                                    February 28, 2004
================================================================================
                                         Gross        Accumulated
                                     Carrying Value   Amortization         Net
--------------------------------------------------------------------------------
                                                (in thousands of dollars)

Licenses and contracts ...........       $ 21,569       $(17,272)       $  4,297
Intellectual property ............         18,784        (13,251)          5,533
Software and other ...............          2,953         (2,717)            236
FAS 132 pension ..................            408           --               408
                                         --------       ---------       --------
Total intangibles ................       $ 43,714       $(33,240)       $ 10,474
================================================================================


Useful lives of the Company's intangible assets have been established based on the Company's intended use of such assets and their estimated period of future benefit, which are reviewed periodically. Useful lives are as follows:

                                              Weighted Average
                                                  Remaining
          Category             Useful Life       Useful Life
          --------             -----------       -----------
Licenses and contracts          15 years          5.4 years
Intellectual property            6 years          4.4 years
Software and other               5 years          1.5 years


The weighted average remaining useful life for the Company's intangible assets in aggregate is 4.8 years. Over the next five years the Company expects the annual amortization of intangible assets to be as follows:

Fiscal Year                Amount
-----------                ------
                        (in thousands)
2006                       $ 1,797
2007                       $ 1,750
2008                       $ 1,703
2009                       $ 1,703
2010 and thereafter        $ 1,315

In addition to the amortization of intangibles listed above, reported amortization expense, which was $2,458,000 and $2,456,000 for the years ended February 26, 2005 and February 28, 2004, respectively, included amortization of deferred financing fees and deferred compensation costs.

Intangible assets and goodwill for the reporting units is tested for impairment on an annual basis and between annual tests in certain circumstances. The impairment test is conducted at the reporting unit level by comparing the reporting unit's carrying amount, including intangible assets and goodwill, to the fair value of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to measure the amount of impairment, if any. Further, in the event that the carrying amount of the Company as a whole is greater than its market capitalization, there is a potential that some or all of its intangible assets and goodwill would be considered impaired. The Company completed its annual impairment testing for each of the years presented, and no impairment was found. However, no assurances can be given that future impairment tests of goodwill will not result in an impairment.


NOTE 7 - DEPRECIATION AND AMORTIZATION

                                              Year Ended
--------------------------------------------------------------------
                                    February    February      March
                                    26, 2005    28, 2004    1, 2003
--------------------------------------------------------------------
                                        (in thousands of dollars)

Depreciation expense                  $3,803     $ 4,137     $3,756
--------------------------------------------------------------------
Amortization of:
   Intangible assets                   1,797       1,881      1,160
   Compensation & other                  570         452         --
   Deferred financing fees                91         123        122
--------------------------------------------------------------------
     Total                            $6,261     $ 6,593     $5,038
====================================================================


NOTE 8 - ACCRUED EXPENSES AND OTHER LIABILITIES

                                  February         February
                                  26, 2005         28, 2004
------------------------------------------------------------
                                  (in thousands of dollars)

Royalties                         $  5,400         $  5,665
------------------------------------------------------------
Advertising and
 marketing expenses                  5,079            3,713
------------------------------------------------------------
Employee compensation                4,031            2,946
------------------------------------------------------------
Payments received in advance         1,555            1,768
------------------------------------------------------------
Inventory in transit                 1,363            1,472
------------------------------------------------------------
Deferred rent expense                1,123            1,215
------------------------------------------------------------
Other                                8,934            9,470
------------------------------------------------------------
   Total                          $ 27,485         $ 26,249
============================================================

NOTE 9 - LONG-TERM DEBT

On June 26, 2000, the Company entered into a credit agreement with Chase Manhattan Bank and LaSalle Bank National Association for a term of four years, which ended on June 25, 2004. On June 25, 2004, the credit agreement was amended to extend the expiration date for 90 days in order to provide the Company sufficient time to complete refinancing arrangements. On September 14, 2004, the Company entered into a new credit agreement with JPMorgan Chase Bank. The agreement provides for a $30.0 million unsecured facility to cover revolver and letter of credit needs and expires on September 13, 2007. Interest rates are variable and a function of market rates and the Company's EBITDA. The credit agreement contains restrictions and prohibitions of a nature generally found in loan agreements of this type and requires the Company, among other things, to comply with certain financial covenants, limits the Company's ability to sell or acquire assets or borrow additional money and places certain restrictions on the purchase of Company shares and the payment of dividends. The Company cannot pay dividends and/or purchase Company shares where the total cash outlay exceeds $30 million in three consecutive quarters or $50 million over the term of the credit agreement.

The credit agreement may be terminated by the Company at any point over the three-year term (provided the Company repays all outstanding amounts thereunder) without penalty. With the exception of $2.1 million currently reserved for letters of credit, the $30.0 million credit line was available as of February 26, 2005.


NOTE 10 - INCOME TAXES

The Company provides for deferred income taxes resulting from temporary differences between the valuation of assets and liabilities in the financial statements and the carrying amounts for tax purposes. Such differences are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

U.S. and foreign operations contributed to income/(loss) before provision for income taxes as follows:


                                       Year Ended
-----------------------------------------------------------------
                        February        February         March
                        26, 2005        28, 2004        1, 2003
-----------------------------------------------------------------
                                (in thousands of dollars)
United States           $ 11,650        $ 7,581         $ 14,157
Europe                     4,049         10,941            7,861
Canada                    (1,282)          (996)             992
Latin America                256           (505)             288
                        -----------------------------------------
       Total            $ 14,673        $17,021         $ 23,298
=================================================================

Provision for income taxes consists of:

                                       Year Ended
-----------------------------------------------------------------
                        February        February         March
                        26, 2005        28, 2004        1, 2003
-----------------------------------------------------------------
                               (in thousands of dollars)
Current income taxes/(benefit):
-----------------------------------------------------------------
  Federal               $   (321)       $   (460)       $  3,899
-----------------------------------------------------------------
  Foreign                  1,031           2,771           3,301
-----------------------------------------------------------------
  State and local          1,069             110             146
-----------------------------------------------------------------
      Total current     $  1,779        $  2,421        $  7,346
-----------------------------------------------------------------

Deferred income taxes /(benefit):
-----------------------------------------------------------------
  Federal               $  1,678        $  1,341        $   (434)
-----------------------------------------------------------------
  Foreign                     41             373            (330)
-----------------------------------------------------------------
  State and local            176             191            (220)
-----------------------------------------------------------------
      Total deferred    $  1,895        $  1,905          $ (984)
-----------------------------------------------------------------
Total provision
for income taxes        $  3,674        $  4,326        $  6,362
=================================================================


The total provision for income taxes is less than the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. This difference is largely due to foreign tax planning and the impact of lower tax rates in foreign countries as shown below:

                                              Year Ended
------------------------------------------------------------------------
                                February        February         March
                                26, 2005        28, 2004        1, 2003
------------------------------------------------------------------------
                                     (in thousands of dollars)
Computed expected
tax provision                   $ 5,135         $ 5,957         $ 8,154
------------------------------------------------------------------------
Increase in taxes resulting from:
------------------------------------------------------------------------
  Dividend income from
  foreign affiliates              6,292           1,636             -
------------------------------------------------------------------------
  State and local taxes,
  net of federal tax benefit        871             213            572
------------------------------------------------------------------------
 European Commission fine           578               -              -
------------------------------------------------------------------------
  Foreign tax credits            (8,556)         (2,550)         (1,343)
------------------------------------------------------------------------
  Tax-exempt interest income       (285)           (208)           (206)
------------------------------------------------------------------------
  R & D tax credits                (210)           (310)           (503)
------------------------------------------------------------------------
  Other items                      (151)           (412)           (312)
------------------------------------------------------------------------
Provision for income taxes      $ 3,674         $ 4,326         $ 6,362
========================================================================

U. S. income taxes have not been provided on undistributed earnings of foreign subsidiaries as the Company considers such earnings to be permanently reinvested in the businesses. As of February 26, 2005, the cumulative amount of unremitted earnings from foreign subsidiaries that is expected to be permanently reinvested was approximately $21 million. These undistributed foreign earnings could become subject to U.S. income tax if remitted, or deemed remitted, as a dividend. Management has determined that the U.S. income tax liability on these unremitted earnings should not be material, although it is dependent on circumstances existing at the time of the remittance. During the year, the Company remitted non-recurring dividends from two foreign subsidiaries in the aggregate amount of $9.6 million. The taxes payable on these dividends were fully offset by foreign tax credits.

In December 2004, the FASB issued FSP No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision with the American Job Creation Act of 2004". FSP No. 109-2 provides guidance for reporting and disclosing certain foreign earnings that are repatriated, as defined by the Act, which was signed into law on October 22, 2004. The Act allows the company to deduct 85% of certain qualifying foreign earnings available for repatriation to the United States during the fiscal years ended 2005 and 2006. The Act is expected to be supplemented by additional legislation during the fiscal year ended 2006, which will clarify the manner in which repatriated earnings will be taxed. The Company has begun to evaluate the potential impact of repatriating earnings pursuant to the Act; however, until such technical corrections to the Act are enacted, the Company is not in a position to finalize its analysis. The range of possible amounts the Company is considering for repatriation under this provision is between zero and $11 million. The related potential range of income tax effects is between zero and $0.4 million.

The Company is currently under audit by the Internal Revenue Service and New York State. Taxing authorities periodically challenge positions taken by the Company on its tax returns. On the basis of present information, it is the opinion of the Company's management that the Company has appropriately accrued tax reserves for probable exposures and, as a result, any assessments resulting from current tax audits should not have a materially adverse effect on the Company's consolidated financial statements. To the extent the Company were to prevail in matters for which accrued tax reserves have been established or be required to pay amounts in excess of such reserves, the Company's consolidated financial statements for a given period could be materially impacted. The Company has $5.5 million of tax reserves within income taxes payable in fiscal 2005. In fiscal 2004, $3.7 million of tax reserves are included within deferred tax liabilities.

The components of deferred income tax assets and liabilities are as follows:

                                                    Year Ended
---------------------------------------------------------------------
                                                February    February
                                                26, 2005    28, 2004
---------------------------------------------------------------------
                                             (in thousands of dollars)
Deferred income tax assets:

  Pension                                       $  4,047     $     -
---------------------------------------------------------------------
  Inventory                                        3,034       1,005
---------------------------------------------------------------------
  Postretirement benefits                          1,969       2,232
---------------------------------------------------------------------
  Foreign tax credits                              1,399           -
---------------------------------------------------------------------
  Estimated losses on sales returns                  470         500
---------------------------------------------------------------------
  Rent                                               463           -
---------------------------------------------------------------------
  Other                                              755           -
---------------------------------------------------------------------
    Total deferred income tax assets            $ 12,137     $ 3,737
---------------------------------------------------------------------

Deferred income tax liabilities:

  Depreciation                                    (1,808)     (1,911)
---------------------------------------------------------------------
  Package design                                  (1,204)          -
---------------------------------------------------------------------
  Prepaid expenses                                (1,287)          -
---------------------------------------------------------------------
  Other                                                -      (2,277)
---------------------------------------------------------------------
    Total deferred income tax liabilities         (4,299)     (4,188)
---------------------------------------------------------------------
Net Deferred                                     $ 7,838      $ (451)
---------------------------------------------------------------------


Historically, the Company has not recorded a deferred income tax asset relating to its minimum pension obligation (which is included within accumulated other comprehensive income). As of February 26, 2005, the Company recorded a deferred income tax asset of $4.0 million relating to the minimum pension obligation at February 26, 2005. Amounts relating to prior periods were not considered material.

The deferred tax assets and liabilities reflected in the previous table are included on the Company's balance sheets as net current deferred tax assets of $3.6 million and $1.5 million in fiscal 2005 and fiscal 2004, respectively, and as a net long term deferred tax asset of $4.2 million, which is included in other assets in fiscal 2005, and a net long term deferred tax liability of $2.0 million in fiscal 2004.

As of February 26, 2005, the Company had foreign tax credits of approximately $1.4 million available for use that will expire beginning in 2009 through 2015.

NOTE 11 - EMPLOYEE BENEFIT PLANS

The Company maintains qualified and non-qualified defined benefit pensions in the U.S. and Ireland as well as a postretirement healthcare plan in the U.S. for all eligible non-union personnel (the "Plans"). The Company also contributes to a multi-employer defined pension plan for its union employees. The Company's policy is to fund the domestic plans in accordance with the limits defined by the Employee Retirement Income Security Act of 1971 and U.S. income tax regulations. The Ireland plan is funded in accordance with local regulations. The Company contributed a total of $3.7 million in funding to its pension plans in fiscal 2005 and estimates fiscal 2006 contributions at approximately $3 - 4 million.

In addition, the Company sponsors a defined contribution plan, which qualifies under Sections 401(a) and 401(k) of the Internal Revenue Code (the "401(k) Plan"). While all non-union employees are eligible to participate in the 401(k) Plan, participation is optional. With the exception of one recently-acquired subsidiary, the Company does not contribute to the 401(k) Plan.

The Company's strategy is to fund its defined benefit plan obligations. The need for future contributions will be based on changes in the value of plan assets, movements in interest rates and assumptions regarding employee demographics and compensation. The asset allocation for the Company's U.S. qualified pension plan at the end of 2005 and 2004 and the projection for 2006 are as follows:


                       Percentage of Plan Assets
                        2006      2005    2004
                        ----      ----    ----
Asset Category
--------------
Equity Securities        65%       54%     58%

Debt Securities          35%       40%     38%

Cash                      -         6%      4%


The expected rate of return on plan assets is estimated using a variety of factors including long-term historical returns, the targeted allocation of plan assets and expectations regarding future market returns for both equity and debt securities. The measurement date for all Topps plans is February 26, 2005.

The following tables summarize benefit costs, benefit obligations, plan assets and the funded status of the Company's U.S. and Ireland pension plans and U.S. postretirement healthcare benefit plan:

================================================================================================
                                                                             Postretirement
                                                          Pension               Healthcare
------------------------------------------------------------------------------------------------
                                                   February    February    February    February
                                                   26, 2005    28, 2004    26, 2005    28, 2004
------------------------------------------------------------------------------------------------
                                                            (in thousands of dollars)
Change In Benefits Obligation
-----------------------------
Benefits obligation at beginning of year .......   $ 39,709    $ 37,858    $ 10,755    $  9,518
   Service cost ................................      1,419       1,383         305         283
   Interest cost ...............................      2,414       2,390         568         602
   Benefits paid ...............................     (1,462)     (2,524)       (619)       (576)
   Actuarial (gains)/losses ....................      2,786         (98)       (440)        928
   Participants' contributions .................         19          25        --            --
   Foreign currency impact......................        306         675        --            --
                                                   --------    --------    --------    --------
Benefit obligation at end of year ..............   $ 45,191    $ 39,709    $ 10,569    $ 10,755
================================================================================================

Change in Plan Assets
---------------------
Fair value of plan assets at beginning of year .   $ 25,551    $ 18,191    $   --      $   --
   Actual return on plan assets ................      1,722       4,396        --          --
   Employer contributions ......................      3,666       4,999        619         576
   Benefits ....................................     (1,462)     (2,524)      (619)       (576)
   Participants' contributions .................         19          25        --          --
   Foreign currency impact .....................        255         464        --          --
                                                   --------    --------    --------    --------
Fair value of plan assets at end of year .......   $ 29,751    $ 25,551    $   --      $   --
================================================================================================

================================================================================================
                                                                             Postretirement
                                                          Pension               Healthcare
------------------------------------------------------------------------------------------------
                                                   February     February    February    February
                                                   26, 2005     28, 2004    26, 2005    28, 2004
------------------------------------------------------------------------------------------------
                                                            (in thousands of dollars)
Funded status
-------------
Funded status at year end ......................   $(15,440)   $(14,158)   $(10,568)   $(10,754)
Unrecognized actuarial losses ..................     14,599      12,151       1,789       2,229
Unamortized prior service cost .................        276         408        --          --
Unrecognized initial transition
  obligation/(asset) ...........................       (744)       (761)      1,900       2,099
                                                   --------    --------    --------    --------
Accrued benefit cost ...........................   $ (1,309)   $ (2,360)   $ (6,879)   $ (6,426)
================================================================================================

Amounts recognized in the consolidated balance sheets are as follows:

================================================================================================
                                                                             Postretirement
                                                          Pension               Healthcare
------------------------------------------------------------------------------------------------
                                                   February     February    February   February
                                                   26, 2005     28, 2004    26, 2005   28, 2004
------------------------------------------------------------------------------------------------
                                                            (in thousands of dollars)
Prepaid benefit cost ...........................   $  5,353    $  3,827    $   --      $   --
Accrued benefit liability ......................    (16,808)    (16,254)     (6,879)     (6,426)
Intangible asset ...............................        275         408        --          --
Accumulated other comprehensive expense ........      9,871       9,659        --          --
Net amount recognized in the
  consolidated balance sheets ..................   $ (1,309)   $ (2,360)   $ (6,879)   $ (6,426)
================================================================================================

Prior service cost changes are amortized on a straight-line basis over the average remaining service period for employees active on the date of an amendment. Gains and losses are amortized on a straight-line basis over the average remaining service period of employees active on the valuation date.

At the end of fiscal 2005 and 2004 the qualified and non-qualified pension plans had projected and accumulated benefit obligations in excess of plan assets, as follows:

                                                                   For Pension Plans Where:
======================================================================================================================
                                         Projected Benefit Obligation                Accumulated Benefit Obligation
                                     Exceeds the Fair Value of Plan Assets       Exceeds the Fair Value of Plan Assets
----------------------------------------------------------------------------------------------------------------------
                                        February             February                February            February
                                        26, 2005             28, 2004                26, 2005            28, 2004
----------------------------------------------------------------------------------------------------------------------
                                          (in thousands of dollars)                    (in thousands of dollars)
Projected benefit obligation            $ 45,191             $ 39,709                $ 40,081             $ 35,055

Accumulated benefit obligation            40,591               37,657                  36,429               33,872

Fair value of plan assets               $ 29,751             $ 25,551                $ 24,851             $ 21,299
======================================================================================================================

The accumulated benefit obligation is less than the fair value of plan assets for the Ireland pension plan.

The postretirement medical plan has no assets, and the premiums are paid on an on-going basis. The accumulated postretirement benefit obligation at the end of fiscal 2005 and 2004 was $10,568,000 and $10,755,000, respectively, and is included in non-current liabilities.

The weighted-average assumptions used to calculate net period benefit costs are as follows:

=====================================================================================================
                                   U.S. Pension Plan          Postretirement Healthcare Plan
-----------------------------------------------------------------------------------------------------
                                   2005   2004   2003        2005           2004            2003
-----------------------------------------------------------------------------------------------------
Discount rate                      6.0%   6.3%   7.0%         6.0%           6.3%            7.0%
Expected return on plan assets     8.0%   8.0%   8.5%         N/A            N/A             N/A
Rate of compensation increase      4.0%   4.5%   5.0%         N/A            N/A             N/A
Healthcare  cost trend on
  covered charges                  N/A    N/A    N/A         10.0%,         10.0%,           7.0%,
                                                        decreasing to   decreasing to   decreasing to
                                                        5.0% in 2009    5.0% in 2008    5.5% in 2005
=====================================================================================================

The discount rate and rate of compensation increase for the Ireland Pension Plan are 5.3% and 3.3%, respectively, for 2005, 5.5% and 3.8%, respectively, for 2004 and 6.0% and 4.0%, respectively, for 2003.


The components of net periodic benefit cost are as follows:

====================================================================================================
                                               Pension                Postretirement Healthcare
----------------------------------------------------------------------------------------------------
                                   February    February     March     February    February    March
                                   26, 2005    28, 2004    1, 2003    26, 2005    28, 2004   1, 2003
----------------------------------------------------------------------------------------------------
                                                      (in thousands of dollars)
Service cost ...................   $ 1,419     $ 1,384    $ 1,184    $  304      $  283     $  225
Interest cost ..................     2,414       2,390      2,316       568         602        514
Expected return on plan assets .    (2,096)     (1,451)    (1,643)      --          --          --
Amortization of:
   Initial transition obligation       (59)        (51)       (51)      199         199        221
   Prior service cost ..........       132         131        133       --          --         --
   Actuarial (gains) losses ....       808       1,117        688       --           47        --
   Curtailments and special
     termination benefits ......       --          --         187        --          --        337
                                   -------     -------    -------    -------     -------    -------
Net periodic benefit cost ......   $ 2,618     $ 3,520    $ 2,814   $ 1,071     $ 1,131    $ 1,297
====================================================================================================

Expected benefit payments are as follows:

============================================================
                  Pension     Postretirement       Total
------------------------------------------------------------

2006            $ 2,459,361     $   677,996     $ 3,137,357

2007            $ 3,108,988     $   732,126     $ 3,841,114

2008            $ 3,628,888     $   790,188     $ 4,419,076

2009            $ 3,483,036     $   849,470     $ 4,332,506

2010            $ 3,301,677     $   893,135     $ 4,194,812

2011-2015       $17,843,331     $ 4,744,350     $22,587,681
============================================================

The postretirement benefits payments do not include the impact of any Medicare D subsidies, which are not expected to be material.

Increases in healthcare costs could significantly affect reported postretirement benefits cost and benefit obligations. A one-percentage point change in assumed healthcare benefit cost trends would have the following effect:

                                                  One Percentage Point
-------------------------------------------------------------------------
                                                Increase        Decrease
-------------------------------------------------------------------------
                                                (in thousands of dollars)
On total service and interest
   cost component .........................     $   137         $   (113)
On postretirement benefit
   obligation .............................     $ 1,225         $ (1,038)
=========================================================================



NOTE 12 - STOCK OPTION PLANS


The  Company  has  Stock   Option   Plans  that  provide  for  the  granting  of
non-qualified stock options, incentive stock options and stock appreciation rights (SARs) to employees, non-employee directors and consultants within the meaning of Section 422A of the Internal Revenue Code. Options are granted with an exercise price equal to the closing market price of the stock on the grant date, vest within three years and expire ten years after the grant date.

The following table summarizes information about the Stock Option Plans.

                                          February 26, 2005       February 28, 2004         March 1, 2003
-------------------------------------------------------------------------------------------------------------
                                                    Wtd. Avg.               Wtd. Avg.               Wtd. Avg.
                                                    Exercise                Exercise                Exercise
Stock Options                             Shares      Price       Shares      Price       Shares      Price
-------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year        3,800,407   $  6.90     3,756,977   $  6.73     3,956,127   $  6.88
Granted                                   262,000   $  9.34       890,000   $  8.52       166,000   $ 10.12
Exercised                                (270,550)  $  4.55      (234,680)  $  4.85      (220,750)  $  6.21
Forfeited                                ( 28,938)  $  9.50      (611,890)  $  9.01      (144,400)  $ 15.68
Outstanding at end of year              3,762,919   $  7.22     3,800,407   $  6.90     3,756,977   $  6.73
Options exercisable at end of year      2,973,416   $  6.80     2,973,323   $  6.44     3,383,854   $  6.32
Weighted average fair value of
 options granted during the year               $ 2.99                  $ 2.70                  $ 4.12
============================================================================================================

In 2005, the shares forfeited represent those cancelled due to termination of employment; none expired during the year. In 2004, of the 611,890 stock options shown as forfeited, 90,390 were unvested options which were lost when employees were terminated from the Company. The remaining 521,500 "forfeited" options were the results of the expiration of options in the normal course.

Summarized information about stock options outstanding and exercisable at February 26, 2005 is as follows:

=========================================================================================================
                                            Options Outstanding                    Options Exercisable
---------------------------------------------------------------------------------------------------------
                                                                     Weighted                   Weighted
                                 Outstanding   Weighted Average      Average     Exercisable    Average
                                    as of         Remaining          Exercise       as of       Exercise
Exercise Price Range              2/26/2005    Contractual Life       Price       2/26/2005      Price
---------------------------------------------------------------------------------------------------------
$ 1.76 - $ 3.53                     753,984         2.9              $ 2.60         753,984      $ 2.60
$ 3.54 - $ 5.29                     511,436         3.7              $ 4.51         511,436      $ 4.51
$ 5.30 - $ 7.05                      98,500         4.3              $ 6.94          98,500      $ 6.94
$ 7.06 - $ 8.81                   1,091,584         7.6              $ 8.27         564,081      $ 8.04
$ 8.82 - $10.57                   1,077,165         6.9              $ 9.83         815,165      $ 9.98
$10.58 - $12.34                     230,250         5.9              $11.24         230,250      $11.24
---------------------------------------------------------------------------------------------------------
                                  3,762,919         5.7              $ 7.22       2,973,416      $ 6.80
=========================================================================================================

NOTE 13 - CAPITAL STOCK

In October 1999, the Company's Board of Directors authorized the repurchase of up to 5 million shares of the Company's common stock. In October 2001, the Company completed purchases against this authorization and the Company's Board of Directors authorized the repurchase of up to another 5 million shares of the Company's common stock. During fiscal 2005, the Company purchased 444,400 shares at an average price of $9.25 per share.

There were no shares purchased as part of publicly announced plans in the most recent quarter. The maximum number of shares that may yet be purchased under the plan is 1,609,300 shares.


NOTE 14 - DIVIDENDS

On June 26, 2003, the Board of Directors of the Company initiated a regular quarterly cash dividend of $0.04 per share. In fiscal 2005, four quarterly payments totaling $0.16 per share or $6.5 million, were made and in 2004, three quarterly payments totaling $0.12 per share, or $4.9 million, were made.


NOTE 15 - LEGAL PROCEEDINGS

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

The trial was initially scheduled for February 2005 but was adjourned to June 2005. An adverse outcome in the litigation could result in a substantial liability for the Company and could have a material impact on the Company's financial statements. Plaintiff argues it is entitled to a royalty on all sales of all product releases containing relic cards since issuance of the patent, treble damages, and is also seeking to enjoin us from future distribution of relic cards. It is not possible to determine the likelihood of any damages or equitable relief , or to estimate the range of loss, if any. Accordingly, no provision has been recorded for this matter in the accompanying condensed consolidated financial statements.

The Company is a defendant in several other civil actions which are routine and incidental to its business. In management's opinion, after consultation with legal counsel, these other actions will not have a material adverse effect on the Company's consolidated financial statements or results of operations.


NOTE 16 - SEGMENT AND GEOGRAPHIC INFORMATION

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

BUSINESS SEGMENTS

                                                        Year Ended
================================================================================
                                             February    February       March
                                             26, 2005    28, 2004      1, 2003
--------------------------------------------------------------------------------
                                                (in thousands of dollars)
Net sales
---------
Confectionery .............................  $ 143,762   $ 147,188    $ 146,901
Entertainment .............................    152,103     150,150      143,214
                                             ---------   ---------    ---------
  Total net sales .........................  $ 295,865   $ 297,338    $ 290,115
_______________________________________________________________________________

Contributed margin
------------------
Confectionery .............................  $  46,781   $  45,734    $  52,101
Entertainment .............................     45,135      42,467       39,313
                                             ---------    --------     --------
  Total contributed margin ................  $  91,916   $  88,201    $  91,414
_______________________________________________________________________________

Reconciliation of contributed margin to
income before provision for income taxes
----------------------------------------

Total contributed margin ..................  $ 91,916    $ 88,201    $ 91,414
Unallocated general and administrative
 expenses and manufacturing overhead ......   (75,363)    (67,644)    (65,778)
Depreciation & amortization ...............    (6,261)     (6,593)     (5,038)
Other income ..............................     1,675         631         184
--------------------------------------------------------------------------------
   Income from operations .................    11,967      14,595      20,782
Interest income, net ......................     2,706       2,426       2,516
--------------------------------------------------------------------------------
   Income before provision for income taxes  $ 14,673    $ 17,021    $ 23,298
================================================================================


Net sales to unaffiliated customers and income from operations are based on the location of the ultimate customer. Income from operations is defined as contributed margin less unallocated general and administrative expenses and manufacturing overhead, depreciation and amortization, and other income. Certain foreign markets are in part supported from the U.S. and Europe; however, the full costs of this support have not been allocated to them. Identifiable assets are those assets located in each geographic area.

GEOGRAPHIC AREAS


                                                   Year Ended
=========================================================================
                                        February     February     March
                                        26, 2005     28, 2004    1, 2003
-------------------------------------------------------------------------
                                            (in thousands of dollars)
Net Sales
---------
United States .....................     $ 199,632   $ 203,602   $ 212,496
Europe ............................        70,252      65,135      48,555
Canada, Latin America and Asia ....        25,981      28,601      29,064
                                        ---------   ---------   ---------
    Total Net Sales ...............     $ 295,865   $ 297,338   $ 290,115
_________________________________________________________________________

Income from Operations
----------------------
United States .....................     $   6,315   $   1,410   $  9,428
Europe ............................           795       9,535      5,406
Canada, Latin America and Asia ....         4,857       3,650      5,948
                                        ---------   ---------   ---------
    Total Income from Operations...     $  11,967   $  14,595   $ 20,782
_________________________________________________________________________

Identifiable Assets
-------------------
United States .....................     $ 236,995   $ 214,615   $ 214,525
Europe ............................        47,623      55,520      41,020
Canada, Latin America and Asia ....         5,793       5,328       7,456
                                        ---------   ---------   ---------
    Total Identifiable Assets .....     $ 290,411   $ 275,463   $ 263,001
=========================================================================


NOTE 17 - ACQUISITION OF WIZKIDS, LLC

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

Contemporaneous with the acquisition, the Company entered into an employment agreement with Jordan Weisman, the majority shareholder and founder of WizKids, for a forty-eight month period following the closing. As part of this employment agreement, $2 million of the consideration paid to Mr. Weisman as a shareholder is being accounted for as deferred compensation, and is being amortized over four years. If Mr. Weisman does not remain a WizKids' employee for the full four years of the agreement, he will be required to pay the Company the unamortized balance of his deferred compensation. As an additional part of his employment agreement, Mr. Weisman is entitled to contingent payments during the forty-eight months subsequent to the closing equal to 2% of WizKids' annual net revenue in excess of $35 million, assuming that certain operating margin targets are met. In addition, Mr. Weisman was granted 165,000 options to acquire the Company's common stock, which were granted at fair market value on the date of grant and vest over a four-year period.


The following table sets forth the components of the purchase price:

        Total consideration                     $ 29,500,000
        Less: Working capital adjustment          (1,123,500)
              Deferred compensation agreement     (2,000,000)
        Add:  Purchase of license                  1,326,130
              Transaction costs                      679,075
                                                -------------
        Total purchase price                    $ 28,381,705
                                                =============

The following table provides the fair value of the acquired assets and liabilities assumed based upon WizKids' July 9, 2003 balance sheet:

        Current assets                          $  8,201,851
        Property and equipment                       564,743
        Other assets                                 115,000
        Liabilities assumed, current              (5,426,072)
                                                -------------
        Fair value of net assets acquired          3,455,522
        Intangible assets                          6,200,000
        Goodwill                                  18,726,183
                                                -------------
        Total estimated fair value of net
          assets acquired and goodwill          $ 28,381,705
                                                =============

The final purchase price differs slightly from the amount shown for Purchase of Subsidiary in the Consolidated Statement of Cash Flows which reflects estimated transaction costs as of February 28, 2004.

The goodwill of $18.7 million is included in the Entertainment business segment and is deductible for tax purposes over a fifteen-year period.

The impact of including WizKids in the consolidated statements of operations on a pro forma basis as if the acquisition had occurred on March 3, 2002, is as follows:

                                                 Year Ended
   =========================================================================
                                        February             March
                                        28, 2004            1, 2003
   -------------------------------------------------------------------------
                                   (amounts in thousands, except share data)

   Net sales .......................    $ 310,726          $ 324,119
   Income from operations ..........       12,792             25,587
   Net income ......................    $  11,584          $  20,043
                                        ---------          ---------
   Net income per share - basic ....    $    0.29          $    0.48
                        - diluted ..    $    0.28          $    0.48
   =========================================================================

NOTE 18 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximates fair value due to their short-term nature.

The Company enters into foreign currency forward contracts to hedge its foreign currency exposure. As of February 26, 2005, the Company had outstanding foreign currency forward contracts, which will mature at various dates during fiscal 2006, in the amount of $26,563,000, as compared to $22,996,000 as of February 28, 2004. Over 67% of the contracts will mature within six months.

The fair value of these forward contracts is the amount the Company would receive or pay to terminate them. The approximate pre-tax benefit or cost to the Company to terminate these agreements as of February 26, 2005 and February 28, 2004 would have been $49,000 and $(127,000) respectively. The Company may be exposed to credit losses in the event of non-performance by counterparties to these instruments. Management believes, however, the risk of incurring such losses is remote as the contracts are entered into with major financial institutions.


NOTE 19 - OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is expected to be material.


NOTE 20- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

================================================================================'===================================================
                                                      2005                      '                       2004
________________________________________________________________________________'___________________________________________________
                                   1st          2nd          3rd          4th   '      1st         2nd          3rd           4th
--------------------------------------------------------------------------------'---------------------------------------------------
                                                          (in thousands of dollars, except share data)
Net sales                       $ 88,089     $ 68,781     $ 70,650     $ 68,345 '   $ 75,992     $ 73,319     $ 78,470     $ 69,557
Gross profit on sales             33,799       26,280       23,660       21,459 '     28,124       28,759       24,322       22,716
Income from operations             5,639        4,812        3,228       (1,712)'      4,383        7,558          655        1,999
--------------------------------------------------------------------------------'---------------------------------------------------
Net income                         4,102        3,655        2,791          451 '      3,521        5,272          982        2,920
--------------------------------------------------------------------------------'---------------------------------------------------
Net income per share-basic        $ 0.10       $ 0.09       $ 0.07       $ 0.01 '     $ 0.09       $ 0.13       $ 0.02       $ 0.07
                    -diluted      $ 0.10       $ 0.09       $ 0.07       $ 0.01 '     $ 0.08       $ 0.13       $ 0.02       $ 0.07
================================================================================'===================================================

NOTE 21- CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Future minimum payments under existing key contractual obligations are as follows:

                  Future                    Future
                 Payments                  Payments
                Under Non-                  Under
      Fiscal    Cancelable    Purchase     Royalty
       Year       Leases     Obligations  Contracts      Total
       ----       ------     -----------  ---------      -----
                          (in thousands of dollars)

       2006       $ 2,733      $12,198     $12,088      $27,019
       2007         2,361          175      10,944       13,480
       2008         1,956         -          3,726        5,682
       2009         1,770         -           -           1,770
       2010         1,644         -           -           1,644
   Thereafter       1,139         -           -           1,139



The Company anticipates making a payment of approximately $3 - 4 million in fiscal 2006 for the funding of its qualified pension plans.

Historically, lease expense under the Company's contracts was $3,141,000 (2005), $2,752,000 (2004) and $2,332,000 (2003).

Historically,   the  total  royalty  expense  under  the  Company's  sports  and entertainment licensing contracts was $24,916,000 (2005), $23,912,000 (2004) and $25,344,000 (2003).


NOTE 22 - SUBSEQUENT EVENT

On May 23, 2005 the Company entered into a settlement agreement with Media Technologies, Inc. ("Plaintiff") in which it would pay Plaintiff an immediate sum of $2,000,000. Plaintiff agreed to dismiss all claims against the Company and issue a license to the Company to distribute relic cards. The Company further agreed that under certain conditions which may arise in the future, it would make additional payments to the Plaintiff as part of the ongoing license. The Company is currently evaluating the accounting of the settlement and the license agreement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE CONSOLIDATED FINANCIAL STATEMENTS



To the Board of Directors and Stockholders of The Topps Company, Inc.


We have audited the accompanying consolidated balance sheets of The Topps Company, Inc. and its subsidiaries (the "Company") as of February 26, 2005 and February 28, 2004, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and of cash flows for each of the three years in the period ended February 26, 2005. Our audits also include the consolidated financial statement schedule listed in the Index at Item 15. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 26, 2005 and February 28, 2004, and the results of their operations and of their cash flows for each of the three years in the period ended February 26, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP
New York, New York
May 10, 2005 (May 23, 2005 as to note 22)

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING


Management of The Topps Company, Inc. (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance to the Company's management and to the Board of Directors regarding the preparation and presentation of financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP").

Internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, even those internal controls determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company's internal control over financial reporting as of February 26, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control --- Integrated Framework. Based on this assessment and those criteria, we believe that, as of February 26, 2005, the Company's internal control over financial reporting was effective.

Deloitte & Touche LLP, the Company's independent registered public accounting firm, has issued an audit report on management's assessment of the Company's internal control over financial reporting, and their report is included herein.



The Topps Company, Inc.
New York, NY
May 23, 2005

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING


Board of Directors and Stockholders
The Topps Company, Inc.:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting that The Topps Company, Inc. and its subsidiaries ("the "Company") maintained effective internal control over financial reporting as of February 26, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control over financial reporting, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A Company's internal control over financial reporting is a process designed by or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of February 26, 2005 is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 26, 2005, based on the criteria established in Internal Control-Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the PCAOB, the Company's consolidated financial statements and financial statement schedule as of and for the year ended February 26, 2005 and our report dated May 10, 2005 (May 23, 2005 as to Note 22)expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.



DELOITTE & TOUCHE LLP
New York, New York
May 23, 2005

MARKET AND DIVIDEND INFORMATION

The Company's common stock is traded on the Nasdaq National Market under the symbol TOPP. The following table sets forth, for the periods indicated, the high and low stock price for the common stock as reported on the Nasdaq National Market as well as cash dividends per share paid by the Company. As of February 26, 2005, there were approximately 4,500 shareholders of record.


================================================================================
                          Fiscal Year Ended              Fiscal Year Ended
                          February 26, 2005              February 28, 2004
________________________________________________________________________________
                       Stock Price      Dividends      Stock Price     Dividends
                     High       Low       Paid        High      Low      Paid
--------------------------------------------------------------------------------

First quarter        $  9.76   $ 8.40    $ 0.04       $  9.52   $ 7.24    $ -
Second quarter       $ 10.09   $ 8.82    $ 0.04       $  9.25   $ 8.00    $ 0.04
Third quarter        $ 10.55   $ 9.23    $ 0.04       $ 10.75   $ 8.92    $ 0.04
Fourth quarter       $ 10.00   $ 9.38    $ 0.04       $ 10.69   $ 8.97    $ 0.04

================================================================================



SELECTED CONSOLIDATED FINANCIAL DATA

===========================================================================================================
                                            2005          2004          2003          2002          2001
___________________________________________________________________________________________________________
                                               (in thousands of dollars, except share data, unaudited)
OPERATING DATA:

Net sales ...........................   $   295,865   $   297,338   $   290,115   $   300,180   $   437,440
Gross profit on sales ...............       105,198       103,921       101,740       113,841       199,911
Selling, general and
 administrative expenses ............        94,906        89,957        81,142        77,062        80,958
Income from operations ..............        11,967        14,595        20,782        36,564       121,917
Interest income, net ................         2,706         2,426         2,516         4,894         5,717
Net income ..........................        10,999        12,695        16,936        28,462        88,489

Net income per share - basic ........   $      0.27   $      0.31   $      0.41   $      0.66   $      1.97
                     - diluted ......   $      0.27   $      0.31   $      0.40   $      0.64   $      1.91
Dividends per share .................   $      0.16          0.12          --            --            --

Wtd. avg. shares outstanding - basic     40,471,000    40,604,000    41,353,000    43,073,000    45,011,000
                             - diluted   41,327,000    41,515,000    42,065,000    44,276,000    46,366,000
___________________________________________________________________________________________________________

BALANCE SHEET DATA:

Cash and equivalents ................   $    36,442   $    56,959   $    85,684   $    98,007   $   134,391
Short-term investments ..............        69,955        36,878        28,575        23,050        24,350
Working capital .....................       138,146       133,299       141,484       136,389       140,487
Net property, plant and equipment ...        12,553        13,786        14,606        14,606        11,181
Long-term debt ......................          --            --            --            --            --
Total assets ........................       290,411       275,463       263,001       257,950       280,272
Stockholders' equity ................       219,189       211,277       196,768       194,054       196,542
===========================================================================================================

Certain items in the prior years' financial statements have been reclassified to conform with the current year's presentation.

BOARD OF DIRECTORS
------------------
Arthur T. Shorin                Ann Kirschner*                  Jack H. Nusbaum
Chairman and Chief              President                       Partner and Chairman
Executive Officer               Comma International             Willkie Farr & Gallagher, LLP


Allan A. Feder                  David Mauer                     Richard Tarlow*
Independent Business            Chief Executive Officer         Chairman
Consultant                      E&B Giftware, LLC               Roberts & Tarlow


Stephen D. Greenberg*           Edward D. Miller                Stanley Tulchin
Managing Director               Former President and CEO        Chairman
Allen & Company, LLC            AXA Financial, Inc.             STA International



*Nominated to stand for re-election to the Company's Board of Directors at the 2005 Annual Meeting of Stockholders.



OFFICERS
--------
Arthur T. Shorin                Michael P. Clancy               Warren Friss                    William G. O'Connor
Chairman and Chief              Vice President -                Vice President -                Vice President -
Executive Officer               International and Managing      General Counsel and             Administration
                                Director, Topps                 General Manager Sports
                                International Limited


Scott Silverstein               Michael J. Drewniak             Catherine K. Jessup             John Perillo
President and Chief             Vice President -                Vice President -                Vice President -
Operating Officer               Manufacturing                   Chief Financial Officer         Operations
                                                                and Treasurer


Ronald L. Boyum                 Ira Friedman                    Michael K. Murray               Christopher Rodman
Vice President - Marketing      Vice President -                Vice President -                Vice President -
and Sales and General           Publishing and New Product      Confectionery Sales             Topps Europe
Manager Confectionery           Development


Edward P. Camp
Vice President and
President - Hobby Division



SUBSIDIARIES
------------
Topps Argentina, SRL            Topps Canada, Inc.              Topps International Limited        Topps UK Limited
Managing Director -             General Manager -               Managing Director -                Managing Director -
Juan P. Georgalos               Michael Pearl                   Michael P. Clancy                  Jeremy Charter

Topps Europe Limited            Topps Italia, SRL               WizKids, Inc.                      Topps Finance, Inc.
Managing Director -             Managing Director -             President -
Christopher Rodman              Furio Cicogna                   Jordan Weisman                     Topps Enterprises, Inc.


CORPORATE  INFORMATION


Annual Meeting                  Corporate Counsel               Registrar and Transfer Agent

Thursday, June 30, 2005         Willkie Farr & Gallagher, LLP   American Stock Transfer & Trust Company
10:30 A.M.                      787 Seventh Avenue              59 Maiden Lane
J.P.  Morgan Chase & Co.        New York, NY 10019              New York, NY 10038
One Chase Manhattan Plaza                                       877-777-0800 ext 6820
New York, NY  10081



Investor Relations              Independent Auditors

Brod & Schaffer, LLC            Deloitte & Touche LLP
230 Park Avenue, Suite 1831     Two World Financial Center
New York, NY  10169             New York, NY  10281



Form 10-K -- A copy of the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission is available without charge at the Topps website www.topps.com or upon written request to the Chief Financial Officer.

                                                                Exhibit 23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


We consent to the incorporation by reference in Registration Statement No. 333-116234 of The Topps Company, Inc. on Form S-8 of our report dated May 10, 2005 (May 23, 2005, as to Note 22) relating to the consolidated financial statements and consolidated financial statement schedule of The Topps Company, Inc. and its subsidiaries and our report dated May 23, 2005 relating to management's report on the effectiveness of internal control over financial reporting appearing in the Annual Report on Form 10-K/A of the The Topps Company, Inc., for the year ended February 26, 2005.


DELOITTE & TOUCHE LLP

New York, New York
May 23, 2005

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal controls over financial reporting (as defined under Exchange Act Rules 13a-15(f) and 15a-15(f)) for the registrant and have:

          (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) Designed such internal control over financial reporting or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of the financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

          (c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

          (d) disclosed in this annual report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


Date: May 23, 2005


                                             /s/  Arthur T. Shorin
                                        ------------------------------------
                                                  Arthur T. Shorin
                                        Chairman and Chief Executive Officer

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) )) and internal controls over financial reporting (as defined under Exchange Act Rules 13a-15(f) and 15a-15(f)for the registrant and have:

          (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) Designed such internal control over financial reporting or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of the financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

          (c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

          (d) disclosed in this annual report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: May 23, 2005


                                             /s/ Catherine K. Jessup
                                        -------------------------------------
                                                 Catherine K. Jessup
                                        Chief Financial Officer and Treasurer

                                                                Exhibit 32.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of The Topps Company, Inc. (the "Company") on Form 10-K for the year ended February 26, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Arthur T. Shorin, Chairman, Chief Executive Officer and President of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                                   /s/ Arthur T. Shorin
                                                ----------------------------
                                                       Arthur T. Shorin
                                                Chairman and Chief Executive
                                                            Officer


May 23, 2005

                                                                Exhibit 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of The Topps Company, Inc. (the "Company") on Form 10-K for the year ended February 26, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Catherine K. Jessup, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                             /s/ Catherine K. Jessup
                                           --------------------------------
                                                 Catherine K. Jessup
                                           Vice President - Chief Financial
                                                 Officer and Treasurer
May 23, 2005