Form 10-Q
period 2005-05-28
TOPPS CO INC
filed 2005-07-07
CIK 812076

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended May 28, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to _________________


Commission File Number:  000-15817


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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b)-2 of the Act). Yes X No _. -


The number of outstanding shares of Common Stock as of July 5, 2005 was 40,511,639.

                             THE TOPPS COMPANY, INC.
                                AND SUBSIDIARIES



--------------------------------------------------------------------------------
                         PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------


ITEM 1.  FINANCIAL STATEMENTS


                                Index                                   Page
                                ----                                    ----

        Condensed  Consolidated  Balance Sheets as of May 28,
         2005 (unaudited) and February 26, 2005                           3

        Condensed Consolidated Statements of Operations for the
         thirteen weeks ended May 28, 2005 and May 29, 2004               4

        Condensed Consolidated Statements of Comprehensive Income
         for the thirteen weeks ended May 28, 2005 and May 29, 2004       5

        Condensed Consolidated Statements of Cash Flows for the
         thirteen weeks ended May 28, 2005 and May 29, 2004               6

        Notes to Condensed Consolidated Financial Statements              7

        Report of Independent Registered Public Accounting Firm          14


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                    15


ITEM 3.  DISCLOSURES ABOUT MARKET RISK                                   19


ITEM 4.  CONTROLS AND PROCEDURES                                         20


--------------------------------------------------------------------------------
                           PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 1.  LEGAL PROCEEDINGS                                               21

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             22

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                23

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                        (Unaudited)
                                                            May        February
                                                          28, 2005     26, 2005
                                                          --------     --------
                                                          (amounts in thousands,
                                                            except share data)

ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents ..........................   $  22,048    $  36,442
  Short-term investments .............................      70,881       69,955
  Accounts receivable - net ..........................      27,560       27,851
  Inventories ........................................      37,949       32,936
  Income tax receivable ..............................         327          338
  Deferred tax assets ................................       4,025        3,616
  Prepaid expenses and other current assets ..........      13,113       14,541
                                                         ---------    ---------
        TOTAL CURRENT ASSETS .........................     175,903      185,679

PROPERTY, PLANT AND EQUIPMENT ........................      35,656       34,983
  Less:  accumulated depreciation and amortization ...      23,125       22,430
                                                         ---------    ---------
        NET PROPERTY, PLANT AND EQUIPMENT ............      12,531       12,553

GOODWILL .............................................      67,566       67,566
INTANGIBLE ASSETS, net of accumulated amortization ...       8,095        8,544
DEFERRED TAX ASSETS ..................................       4,502        4,222
OTHER ASSETS .........................................      13,281       11,847
                                                         ---------    ---------
        TOTAL ASSETS .................................   $ 281,878    $ 290,411
                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts payable ...................................   $  12,166    $  12,658
  Accrued expenses and other liabilities .............      22,566       27,485
  Income taxes payable ...............................       6,526        7,390
                                                         ---------    ---------
        TOTAL CURRENT LIABILITIES ....................      41,258       47,533

OTHER LIABILITIES ....................................      23,918       23,689
                                                         ---------    ---------
        TOTAL LIABILITIES ............................      65,176       71,222
                                                         ---------    ----------

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share;
  authorized 10,000,000 shares, none issued ..........        --           --
  Common stock, par value $.01 per share;
  authorized 100,000,000 shares; issued 49,244,000
  shares as of May 28, 2005 and February 26, 2005 ....         492          492

  Additional paid-in capital .........................      28,333       28,293

  Treasury stock, 8,790,000 shares as of both
  May 28, 2005 and February 26, 2005, respectively ...     (85,060)     (85,060)

  Retained earnings ..................................     274,505      275,226
  Accumulated other comprehensive (loss) income
  net of tax .........................................      (1,568)         238
                                                          ---------    ---------
        TOTAL STOCKHOLDERS' EQUITY ...................     216,702      219,189
                                                         ---------    ---------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...   $ 281,878    $ 290,411
                                                         =========    =========

See Notes to Condensed Consolidated Financial Statements.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       (Unaudited)
                                                   Thirteen weeks ended
                                                May 28, 2005   May 29, 2004
                                                ------------   ------------
                                                   (amounts in thousands,
                                                     except share data)

Net sales ...................................      $ 78,866      $ 88,089

Cost of sales ...............................        51,192        54,290
                                                   --------      --------
      Gross profit on sales .................        27,674        33,799

Other income, net ...........................           952           433

Selling, general and administrative expenses         28,229        28,593
                                                   --------      --------
     Income from operations .................           397         5,639

Interest income, net ........................           739           484
                                                   --------      --------
Income before provision for income taxes ....         1,136         6,123

Provision for income taxes ..................           239         2,021
                                                   --------      --------
                  Net income ................      $    897      $  4,102
                                                   ========      ========

Net income per share - basic ................      $   0.02      $   0.10
                     - diluted ..............          0.02          0.10

Weighted average shares outstanding - basic .    40,455,000    40,567,000
                                    - diluted    41,255,000    41,372,000




See Notes to Condensed Consolidated Financial Statements.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME

                                                         (Unaudited)
                                                    Thirteen weeks ended
                                                      May           May
                                                    28, 2005     29, 2004
                                                    --------     --------
                                                    (amounts in thousands)


        Net income ........................        $    897     $  4,102

        Currency translation adjustment ...          (1,806)       (867)
                                                   ---------    --------

        Comprehensive income ..............        $  ( 909)    $  3,235
                                                   ========     ========



































See Notes to Condensed Consolidated Financial Statements.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               (Unaudited)
                                                          Thirteen weeks ended
                                                            May           May
                                                          28, 2005     29, 2004
                                                          --------     --------
                                                          (amounts in thousands)


Cash flows from operating activities:
  Net income ...........................................   $    897    $ 4,102
  Adjustments to reconcile net income to cash flow
  provided by (used in) operating activities:
  Depreciation and amortization ........................      1,431      1,592
  Deferred income taxes ................................       (689)       227

Changes in operating assets and liabilities:
  Accounts receivable ..................................        291     (2,231)
  Inventories ..........................................     (5,013)    (2,976)
  Income tax receivable/payable ........................       (853)     1,727
  Prepaid expenses and other current assets ............      1,428      1,783
  Payables and other current liabilities ...............     (5,411)     2,706
  Cumulative foreign currency adjustment and other .....     (1,516)      (176)
                                                            --------   --------
     Cash (used in) provided by operating activities ...     (9,435)      6,754
                                                            --------   --------
Cash flows from investing activities:
  Net purchases of short-term investments ..............       (926)     (5,210)
  Additions to property, plant and equipment ...........       (673)       (747)
                                                            --------   --------
      Cash used in investing activities ................     (1,599)     (5,957)
                                                            --------   --------
Cash flows from financing activities:
  Dividends paid to stockholders .......................     (1,618)     (1,625)
  Purchase of treasury stock, exercise of stock
  options, and stock compensation.......................         40      (1,277)
                                                            -------    --------
      Cash used in financing activities ................     (1,578)     (2,902)

Effect of exchange rates on cash and cash equivalents ..     (1,782)       (569)

Net (decrease) increase in cash and cash equivalents ...   $(14,394)   $ (2,674)

Cash and cash equivalents at beginning of period .......   $ 36,442    $ 56,959
                                                           ---------   ---------
Cash and cash equivalents at end of period .............   $ 22,048    $ 54,285
                                                           =========   =========

Supplemental disclosure of cash flow information:

  Interest paid ........................................   $     28    $     58

  Income taxes paid ....................................   $  1,123    $    897



See Notes to Condensed Consolidated Financial Statements.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF MAY 28, 2005 AND FEBRUARY 26, 2005
         AND FOR THE THIRTEEN WEEKS ENDED MAY 28, 2005 AND MAY 29, 2004


1.   Summary of Significant Accounting Policies
     ------------------------------------------

     Basis of Presentation:
     The accompanying unaudited condensed interim consolidated financial statements have been prepared by The Topps Company, Inc. and its subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, considered necessary for a fair presentation. Operating results for the thirteen-week periods ended May 28, 2005 and May 29, 2004 are not necessarily indicative of the results that may be expected for the year. For further information, refer to the consolidated financial statements and notes thereto in the Company's annual report for the year ended February 26, 2005.

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


                                    May 28, 2005               May 29, 2004
                              -----------------------   ------------------------
                              As reported   Pro forma   As reported   Pro forma
                              -----------------------   ------------------------
     Net income, as reported    $   897       $   897     $ 4,102      $ 4,102
     Less: Stock-based
           employee compensation     --          (116)                    (141)
     Pro forma net income ..... $   897       $   781     $ 4,102      $ 3,961
     Earnings per share:
       Basic .................  $  0.02       $  0.02     $  0.10      $  0.10
       Diluted ...............  $  0.02       $  0.02     $  0.10      $  0.10



     Options have an exercise price equal to the closing market price on the date prior to the grant date and typically vest over a three-year period. No options were issued in the first quarter of fiscal 2006. With respect to options issued in prior years, in determining the preceding pro forma amounts under SFAS 123, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions: $0.16 per share dividend on fiscal 2005 and fiscal 2004 options, risk-free interest rate, estimated volatility and expected life as follows: fiscal 2005 options - 4.4%, 32% and 5.8 years, respectively; fiscal 2004 options - 4.4%, 38% and 6.5 years, respectively.

2.   Quarterly Comparison
     --------------------

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


3.   Accounts Receivable
     -------------------

                                         (Unaudited)
                                            May        February
                                          28, 2005     26, 2005
                                          --------     --------
                                          (amounts in thousands)

        Gross receivables .............   $ 51,574     $ 51,265
        Reserve for returns ...........    (21,293)     (20,824)
        Other reserves ................     (2,721)      (2,590)
                                          --------     --------
           Net receivables ............   $ 27,560     $ 27,851
                                          ========     ========

     Other reserves consist of allowances for discounts, doubtful accounts and customer deductions for promotional marketing programs.


4.   Inventories
     -----------

                                         (Unaudited)
                                            May        February
                                          28, 2005     26, 2005
                                          --------     --------
                                          (amounts in thousands)

        Raw materials ..................  $  8,881     $  7,468
        Work in process ................     4,934        3,703
        Finished products ..............    24,134       21,765
                                          --------     --------
             Total inventories .........  $ 37,949     $ 32,936
                                          ========     ========


5.   Segment Information
     -------------------


     Following is the breakdown of industry segments as required by SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company has two reportable business segments: Confectionery and Entertainment.

     The Confectionery segment consists of a variety of candy products including Ring Pop, Push Pop, Baby Bottle Pop and Juicy Drop Pop, the Bazooka bubble gum line and confectionery products based on licensed characters, such as Pokemon and Yu-Gi-Oh!.

     The Entertainment segment includes cards and sticker album products featuring sports and non-sports subjects. Trading cards feature players from Major League Baseball, the National Basketball Association, the National Football League, and, historically, the National Hockey League, as well as characters from popular films, television shows and other entertainment properties, from time to time. Sticker album products feature players from the English Premier League and characters from entertainment properties such as Pokemon and Yu-Gi-Oh! This segment also includes results from WizKids, a designer and marketer of strategy games that the Company acquired in July 2003.

     The Company's Chief Executive Officer regularly evaluates the performance of each segment based upon its contributed margin, which is profit after cost of sales, product development, advertising and promotional costs and obsolescence, but before unallocated general and administrative expenses and manufacturing overhead, depreciation and amortization, other income, net interest and income taxes.

     The majority of the Company's assets are shared across both segments and, accordingly, the Company's Chief Executive Officer does not evaluate the performance of each segment utilizing asset-based measures. Therefore, the Company does not include a breakdown of assets or depreciation and amortization by segment.

                                         Thirteen weeks ended
                                           May           May
                                        28, 2005      29, 2004
                                        (amounts in thousands)
Net Sales
---------
Confectionery                           $ 44,039     $ 44,207
Entertainment                             34,827       43,882
                                        --------     --------
  Total                                 $ 78,866     $ 88,089
                                        ========     ========

Contributed Margin
------------------
Confectionery                           $ 11,840     $ 13,002
Entertainment                              8,281       13,428
                                        --------     --------
  Total                                 $ 20,121     $ 26,430
                                        ========     ========


Reconciliation of Contributed Margin
 to Income Before Provision
 for Income Taxes:

Total contributed margin                $ 20,121     $ 26,430
Unallocated general and
 administrative expense
 and manufacturing overhead              (19,245)     (19,632)
Depreciation and amortization             (1,431)      (1,592)
Other income, net                            952          433
                                        ---------    ---------
Income from operations                       397        5,639
Interest income, net                         739          484
                                        ---------    ---------
Income before provision
 for income taxes                       $  1,136     $  6,123
                                        =========    =========



6.   Dividend and Share Repurchase Programs
     --------------------------------------

     In June 2003, the Board of Directors of the Company initiated a quarterly dividend of $0.04 per share which has been paid each quarter since that date.

     In October 1999, the Company's Board of Directors authorized the repurchase of up to 5 million shares of the Company's common stock. In October 2001, the Company completed the authorization and the Board approved the purchase of another 5 million shares. To-date under these two programs, the Company has purchased 8,390,700 shares.

7.   Credit Agreement
     ----------------

     The Company entered into a credit agreement with Chase Manhattan Bank on September 14, 2004. The agreement provides for a $30.0 million unsecured facility to cover revolver and letter of credit needs and expires on September 13, 2007. With the exception of $2.1 million set aside for letters of credit, the entire credit line was available as of May 28, 2005.

     Interest rates are variable and are a function of the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA"). The credit agreement contains restrictions and prohibitions of a nature generally found in loan agreements of this type and requires the Company, among other things, to comply with certain financial covenants, limits the Company's ability to repurchase its shares, sell or acquire assets or borrow additional money. There was no debt outstanding as of February 26, 2005 or May 28, 2005.

8.   Reclassifications
     -----------------

     Certain  items  in  the  prior  years'   financial   statements  have  been
     reclassified to conform with the current year's presentation.


9.   Goodwill and Intangible Assets
     ------------------------------

     On March 3, 2002, the Company adopted SFAS 141 "Business Combinations" and SFAS 142 "Goodwill and Other Intangible Assets" which require the Company to prospectively cease amortization of goodwill and instead conduct periodic tests of goodwill for impairment. Intangible assets as of May 28, 2005 and February 26, 2005 were as follows:

                                            (Unaudited)
                                            May 28, 2005                     February 26, 2005
                                                         (amounts in thousands)
                                    Gross                           '   Gross
                                  Carrying   Accumulated            ' Carrying    Accumulated
                                    Value   Amortization     Net    '   Value    Amortization     Net
                                  --------  ------------  --------  ' --------   ------------  --------
Licenses and Contracts ........   $ 21,569   $(18,109)    $  3,460  ' $ 21,569    $(17,942)    $ 3,627
Intellectual Property .........     18,784    (14,542)       4,242  '   18,784     (14,284)      4,500
Software and Other ............      2,953     (2,835)         118  '    2,953     ( 2,811)        142
Min. Pension Liab. ............        275       --            275  '      275          --         275
                                  --------   ---------    --------  ' --------     ---------   --------
Total Intangibles .............   $ 43,581   $(35,486)    $  8,095  ' $ 43,581     $(35,037)   $ 8,544
                                  ========   =========    ========  ' ========     =========   ========

     Useful lives of the Company's intangible assets have been established based on the Company's intended use of such assets and their estimated period of future benefit, which are reviewed periodically. Useful lives are as follows:

                                                          Weighted Average
               Category              Useful Life        Remaining Useful Life
               --------           ----------------      ---------------------
        Licenses and Contracts        15 years                5.4 years
        Intellectual Property          6 years                4.4 years
        Software and Other             5 years                1.5 years

     The weighted average remaining useful life for the Company's intangible assets in aggregate is 4.8 years. Over the next five years, the Company estimates annual amortization of the intangible assets detailed above to be as follows:

                                    Fiscal Year                 Amount
                                    -----------                 ------
                                                            (in thousands)
                                        2006                  $   1,797
                                        2007                  $   1,750
                                        2008                  $   1,703
                                        2009                  $   1,703
                                        2010 and thereafter   $   1,591

     In addition to the amortization of intangibles listed above, reported amortization expense, which was $595,000 and $655,000 for the thirteen weeks ended May 28, 2005 and May 29, 2004, respectively, included amortization of deferred financing fees and deferred compensation costs.


10.  Legal Proceedings
     -----------------

     On February 17, 2000, Telepresence, Inc. sued Topps and nine other manufacturers of trading cards (the "Defendants") in the Federal District Court for the Central District of California for infringement of U.S. Patent No. 5,803,501, which was issued on September 8, 1998 (the "501 Patent"). In its suit, Telepresence contended that the patent covers all types of "relic" cards that contain an authentic piece of equipment, i.e., a piece of sporting equipment or jersey. The court awarded summary judgment to the Defendants on the grounds that the named Plaintiff (Telepresence, Inc.) did not have standing to sue and the litigation was dismissed with prejudice on March 28, 2001.

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

     On March 17, 2004, Topps filed a motion for summary judgment based on non-infringement while other defendants filed a motion for summary judgment based on patent invalidity because of prior art. Both motions were denied on July 26, 2004. On October 4, 2004, Defendants petitioned the United States Patent & Trademark Office (the "PTO") to reexamine the patentability of both the 501 Patent and the 532 Patent. On October 25, 2004, Defendants also filed a motion with the district court requesting a stay of the proceedings pending the petition with the PTO. On December 2, 2004, the court denied the motion for the stay. In mid-December, the PTO granted the petition for reexamination of the 501 and 532 Patents. Plaintiffs petitioned the PTO to vacate the reexaminations and also filed papers requesting the PTO, in the event it decides to proceed with the reexamination, to hold its claims patentable.

     On December 29, 2004, Defendants once again filed a motion with the district court requesting a stay of the proceedings while the PTO reexamined the patentability of the 501 Patent and the 532 Patent. That motion was denied on February 28, 2005, along with another motion to dismiss the case based on lack of standing. On May 23, 2005 the Company entered into a settlement agreement with Media Technologies, Inc. in which it paid Media Technologies, Inc. a sum of $2,000,000. Plaintiff agreed to dismiss all claims against the Company and to issue a license to the Company to distribute relic cards for seven years. The Company further agreed that under certain conditions which may arise in the future, it would make additional payments to Media Technologies, Inc. as part of the ongoing license. The Company has accounted for the payment as an advance against future royalties which will be amortized over the next seven years.

     The Company is a defendant in several other civil actions which are routine and incidental to its business. In management's opinion, after consultation with legal counsel, these other actions will not have a material adverse effect on the Company's financial condition or results of operations.


11.  Employee Benefit Plans
     ----------------------

     The components of net periodic benefit costs for the thirteeen weeks ended May 28, 2005 and May 29, 2004 are as follows:


                                                               Postretirement
                                               Pension           Healthcare
--------------------------------------------------------------------------------
                                             May      May       May       May
                                          28, 2005  29, 2004  28, 2005  29, 2004
--------------------------------------------------------------------------------
                                                (amounts in thousands)

     Service cost                          $ 399     $ 345      $  93    $  82
     Interest cost                           618       594        143      161
     Expected return on plan assets         (551)     (534)        -        -
     Amortization of:
        Initial transition obligation       ( 16)     ( 15)        50       50
        Prior service cost                    13        33         -        -
        Actuarial losses                     238       179         10       27
                                           -----     -----      -----    -----
     Net periodic benefit cost             $ 701     $ 602      $ 296    $ 320
--------------------------------------------------------------------------------

     The fiscal 2006 costs are estimates based on using actuarial assumptions, and actual costs will be adjusted accordingly during the year.

12.  Recently Issued Accounting Pronouncements
     -----------------------------------------

     On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards 123 ("SFAS 123") (revised 2004), Share-Based Payments, which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements starting with interim statements issued after June 15, 2005. The SEC has since extended the date to be effective for fiscal years beginning after June 5, 2005. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. SFAS 123 also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123(r) (revised 2004) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company is currently evaluating the impact of adopting this standard on its future financial statements.

     On December 21, 2004 the FASB issued FASB Staff Position ("FSP") 109-b, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision With the American Job Creation Act of 2004". The Act introduces a one time dividend received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer provided certain criteria are met. An enterprise that is evaluating the repatriation provision shall apply the provisions of Statement 109 as it decides on a plan for reinvestment or repatriation of its unremitted foreign earnings. The enterprise shall measure the income tax effects of such repatriation without the effects of the repatriation provision until it has decided on a plan. The range of possible amounts the Company is considering for repatriation under this provision is between zero and $11 million. The related potential range of income tax effects is between zero and $0.4 million.

13.  Off-Balance Sheet Arrangements
     ------------------------------

     The Company does not have any off-balance sheet arrangements and, therefore, there is no effect on its financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources from these types of arrangements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
-------------------------------------------------------


To the Board of Directors and Stockholders of The Topps Company, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of The Topps Company, Inc. and subsidiaries (the "Company") as of May 28, 2005, and the related condensed consolidated statements of operations, comprehensive income, and cash flows for the thirteen week periods ended May 28, 2005 and May 29, 2004. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The Topps Company, Inc. and subsidiaries as of February 26, 2005, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated May 10, 2005, (May 23, 2005 as to Note 22), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 26, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



s/  DELOITTE & TOUCHE LLP
-------------------------



New York, New York
July 6, 2005

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


First Quarter Fiscal Year 2006 (thirteen weeks ended May 28, 2005) versus First Quarter Fiscal Year 2005 (thirteen weeks ended May 29, 2004)
------------------------------------------------------------

The following table sets forth, for the periods indicated, net sales by key business segment:

                              Thirteen weeks ended
                                May            May
                              28, 2005      29, 2004
                              --------      --------
                              (amounts in thousands)
         Net Sales
         ---------
         Confectionery        $ 44,039      $ 44,207
         Entertainment          34,827        43,882
                                ------        ------
         Total                $ 78,866      $ 88,089
                              ========      ========


Net sales for the first quarter of fiscal 2006 were $78.9 million, a decrease of $9.2 million, or 10.5%, from $88.1 million in the same period in fiscal 2005. Stronger foreign currencies versus the dollar increased sales in the quarter this year by $1.5 million.

Net sales of confectionery products, which include, among others, Ring Pop, Push Pop, Baby Bottle Pop, Juicy Drop Pop, Bazooka brand bubble gum and licensed candy products, were $44.0 million in the first quarter of this year, a decrease of $0.2 million, or 0.4%, from $44.2 million in fiscal 2005. Stronger foreign currencies contributed $0.8 million to this year's sales. Confectionery sales in the first quarter of fiscal 2006 were impacted by the timing of the Easter holiday, which fell in March 2005 (fourth quarter) versus April 2004 (first quarter). Excluding the Easter impact, consolidated confectionery sales increased 4.0%. In the first quarter of fiscal 2006, sales were also affected by the discontinuation of our chewy products and the maturation of Juicy Drop Pop in Japan, offset by significant distribution gains of Juicy Drop Pop in the U.S. and the roll out of new products including Mega Mouth Spray in Europe and Japan. Crunchy Snakes in Europe and Bazooka Booster in a number of markets around the world, added to sales in the first quarter of fiscal 2006, as well.

Net sales of entertainment products, which include trading cards, sticker album collections and the WizKids line of strategy games, were $34.8 million in the first quarter of fiscal 2006, a decrease of $9.1 million, or 20.6%, from $43.9 million in the same period in fiscal 2005. Stronger foreign currencies provided a $0.7 million benefit this year. Fiscal 2006 results reflect the absence of the European Championship which occurs once every four years and lower sales of European sports stickers and U.S. sports cards. Sales of non-sports publishing products in the quarter surpassed year ago levels, driven by cards and sticker album products featuring the new Star Wars film, as well as WWE products in Italy. Also within the entertainment segment, sales of WizKids products increased over the first quarter of fiscal 2005, reflecting the success of their new Pirates constructible strategy game products.

Gross profit as a percentage of net sales in the first quarter of fiscal 2006 was 35.1% as compared with 38.4% in the first quarter of fiscal 2005. Lower margins this year were a function of several factors: the sales mix shift toward lower-margin confectionery products; the introduction of enhanced confectionery products, such as Jumpin' Push Pop and Bubble Gum Booster, which have generally below-average gross margins; increased trade spending in the form of price support to the trade as the Company transitions to higher confectionery pricing; and a reduction in sales per sports card release.

SG&A expense was $28.2 million in the first quarter of fiscal 2006, down from $28.6 million in fiscal 2005. As a percentage of net sales, SG&A in the first quarter of fiscal 2006 was 35.8% as compared with 32.5% in the same period in fiscal 2005. Excluding the European fine reported in the first quarter of fiscal 2005, SG&A last year was $26.7 million, or 30.3% sales. Higher merchandising costs associated with our new U.S. confectionery broker arrangement and an increase in professional fees specifically related to the Media Technologies litigation settled in the quarter, the recently resolved proxy contest and strategic consulting initiatives also served to increase SG&A in this year's quarter.

Other expense in the first quarter of fiscal 2006 was $952,000 as compared with $433,000 in the quarter last year. This increase was largely the result of favorable mark-to-market adjustments on forward contracts this year.

Net interest income was $739,000 in the first quarter of fiscal 2006 versus $484,000 in the first quarter of fiscal 2005 due to higher interest rates.

The effective tax rate reflects provisions for federal, state and local income taxes in accordance with statutory income tax rates. The Company's tax rate was 21.1% in the first quarter of fiscal 2006 versus 33.0% in the quarter last year, a function of the non-deductible European fine reported last year and a higher mix of earnings this year in low tax rate international markets.

Net income for the first quarter of fiscal 2006 was $0.9 million, or $0.02 per diluted share, compared with $4.1 million, or $0.10 per diluted share for the first quarter of fiscal 2005.



Liquidity and Capital Resources
-------------------------------

Management believes that the Company has adequate means to meet its liquidity and capital resource needs over the foreseeable future as a result of the combination of cash on hand, anticipated cash from operations and credit line availability.

At May 28, 2005, the Company had $92.9 million in combined cash and cash equivalents and short-term investments.

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

In October 1999, the Company's Board of Directors authorized the repurchase of up to 5 million shares of the Company's common stock. In October 2001, the Company completed purchases against this authorization and the Company's Board of Directors authorized the repurchase of up to another 5 million shares of the Company's common stock. The Company has repurchased a total of 3.4 million shares under this second authorization and a total of 8.4 million shares under both authorizations.

Cash used in operating activities during the first quarter of fiscal 2006 was $9.4 million versus cash provided of $6.8 million during the first quarter of fiscal 2005. This change was primarily due to a reduction in net income, a $5.0 million increase in inventories compared with a $3.0 million increase last year, and a reduction in payables this year stemming, in part, from the timing of payments for inventory and to tax payments in the U.S. and in Europe. A $2 million payment in settlement of the Media Technologies, Inc. litigation was accounted for principally as a long-term advance against future royalties and increased other assets.

Cash used in investing activities in the first quarter of fiscal 2006 reflects a $0.9 million increase in short term investments, as well as $0.7 million in capital spending, which was flat versus the first quarter of fiscal 2005. Full year fiscal 2006 capital spending is projected to be approximately $3 million, driven by investments in computer software and hardware and in Ring Pop production equipment. Capital spending will be funded out of cash flow from operating activities.

Cash used in financing activities of $1.6 million in the first quarter of fiscal 2006 reflects a quarterly cash dividend of $0.04 per share, the same as in the first quarter of fiscal 2005. There were no treasury stock purchases or options exercised in the first quarter this year, versus a net use of cash of $1.3 million for these activities last year. There was $40,000 in restricted stock issued in connection with outside directors' compensation recognized in the quarter.

There were no material changes outside the ordinary course of business in the first quarter of fiscal 2006 with respect to the Company's purchase obligations as presented in the Commitments table included in its Annual Report on Form 10-K for the year ended February 26, 2005.

The Company does not have any off-balance sheet arrangements and, therefore, there is no effect on its financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources from this type of arrangement.



Cautionary Statements
---------------------

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby filing cautionary statements identifying important factors that could cause actual results to differ materially from those projected in any forward-looking statements of the Company made by or on behalf of the Company, whether oral or written. Among the factors that could cause the Company's actual results to differ materially from those indicated in any such forward statements are: (i) the failure of certain of the Company's principal products, particularly sports cards, entertainment cards, lollipops, sticker album collections and WizKids games, to achieve expected sales levels; (ii) the Company's inability to produce timely, or at all, certain new planned confectionery products; (iii) quarterly fluctuations in results; (iv) the Company's loss of important licensing arrangements; (v) the failure of etopps, the Company's on-line trading card initiative, to achieve expected levels of success; (vi) the Company's loss of important supply arrangements with third parties; (vii) the loss of any of the Company's key customers or distributors; (viii) further prolonged and material contraction in the trading card industry as a whole; (ix) excessive returns of the Company's products; (x) and civil unrest, currency devaluation, health-related issues, or political upheaval in certain foreign countries in which the Company conducts business; as well as other risks detailed from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

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

Note 1 to the Company's consolidated financial statements, included in its Annual Report on Form 10-K for the year ended February 26, 2005, "Summary of Significant Accounting Policies," lists its significant accounting policies. Following are the critical policies and methods used.

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

Returns  Provisions:
-------------------
In determining the provision for returns, the Company performs an in-depth review of wholesale and retail inventory levels for each product sold, trends in product sell-through by sales channel, and other factors. The provision for returns was $7.6 million in the first quarter of fiscal 2006 and $7.2 million in the comparable quarter in 2005, which equates to 9.6% and 8.2% of net sales, respectively. The increase in the provision in the quarter this year was largely the result of higher rates on U.S. sports products and a comparably low rate on last year's European Championship products which was increased later in the year. An increase or decrease in the quarter's provision for returns by 1% of net sales would decrease or increase operating income by approximately $0.8 million.

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

Accrual for Obsolete  Inventory:
-------------------------------
The Company's accrual for obsolete inventory reflects the cost of items in inventory not anticipated to be sold. This accrual is deemed necessary as a result of discontinued items and packaging or a reduction in forecasted sales and is adjusted periodically based on a review of inventory levels and sales projections. The provision for obsolete inventory was $1.3 million in the first quarter of fiscal 2006 and $1.1 million in the comparable quarter in fiscal 2005, which equates to 1.6% and 1.2% of net sales, respectively. A decrease or increase in the quarter's provision for obsolescence by 1% of net sales would increase or decrease operating income by approximately $0.8 million.

ITEM 3.  DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk associated with activities in derivative financial instruments (e.g., hedging or currency swap agreements), other financial instruments and derivative commodity instruments is confined to the impact of mark-to-market changes in foreign currency rates on the Company's forward contracts and options. The Company has no debt outstanding and does not engage in any commodity-related derivative transactions. As of May 28, 2005, the Company had contracts and options which were entered into for the purpose of hedging forecasted receipts and disbursements in various foreign currencies and which, primarily due to the stabilization of the U.S. dollar, resulted in a relatively small mark-to-market adjustment in the quarter.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.


Changes in internal controls.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange
Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II


ITEM 1. LEGAL PROCEEDINGS

     On February 17, 2000, Telepresence, Inc. sued Topps and nine other manufacturers of trading cards (the "Defendants") in the Federal District Court for the Central District of California for infringement of U.S. Patent No. 5,803,501, which was issued on September 8, 1998 (the "501 Patent"). In its suit, Telepresence contended that the patent covers all types of "relic" cards that contain an authentic piece of equipment, i.e., a piece of sporting equipment or jersey. The court awarded summary judgment to the Defendants on the grounds that the named Plaintiff (Telepresence, Inc.) did not have standing to sue and the litigation was dismissed with prejudice on March 28, 2001.

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

     On March 17, 2004, Topps filed a motion for summary judgment based on non-infringement while other defendants filed a motion for summary judgment based on patent invalidity because of prior art. Both motions were denied on July 26, 2004. On October 4, 2004, Defendants petitioned the United States Patent & Trademark Office (the "PTO") to reexamine the patentability of both the 501 Patent and the 532 Patent. On October 25, 2004, Defendants also filed a motion with the district court requesting a stay of the proceedings pending the petition with the PTO. On December 2, 2004, the court denied the motion for the stay. In mid-December, the PTO granted the petition for reexamination of the 501 and 532 Patents. Plaintiffs petitioned the PTO to vacate the reexaminations and also filed papers requesting the PTO, in the event it decides to proceed with the reexamination, to hold its claims patentable.

     On December 29, 2004, Defendants once again filed a motion with the district court requesting a stay of the proceedings while the PTO reexamined the patentability of the 501 Patent and the 532 Patent. That motion was denied on February 28, 2005, along with another motion to dismiss the case based on lack of standing. On May 23, 2005 the Company entered into a settlement agreement with Media Technologies, Inc. in which it paid Media Technologies, Inc. a sum of $2,000,000. Media Technologies, Inc. agreed to dismiss all claims against the Company and to issue a license to the Company to distribute relic cards for seven years. The Company further agreed that under certain conditions which may arise in the future, it would make additional payments to Media Technologies, Inc. as part of the on going license. The Company has accounted for the payment as an advance against future royalties expense which will be amortized over the next seven years.

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

                                     PART II

                                OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


The Annual Meeting of Stockholders of the Company took place on June 30, 2005 for the following purposes:

     1. To elect three directors;

     2. To ratify the appointment of the Company's independent auditors.


The results of the matters voted on are as follows:

                                           For                  Withheld
                                           ---                  --------
     1. Election of Directors

          Stephen D. Greenberg          32,486,861              5,727,963
          Ann Kirschner                 32,551,936              5,662,888
          Richard Tarlow                32,500,161              5,714,663


                                           For       Withheld   Against
                                           ---       --------   -------

     2. Ratification of Appointment
        of the Company's Independent
        Auditors                        38,004,224   183,195    27,405


     On June 9, 2005 the Company issued a press release announcing that it had settled with shareholders who had filed separate proxy statements. The press release was filed in an 8-K on June 13, 2005.



ITEM 4(b).  DIRECTORS


Arthur T. Shorin        Ann Kirschner           Jack H. Nusbaum

Allan A. Feder          David Mauer             Richard Tarlow

Stephen D. Greenberg    Edward D. Miller        Stanley Tulchin

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

32.2 Certification of Catherine K. Jessup, Vice-President - Chief Financial Officer and Treasurer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) Reports on Form 8-K

1. Form 8-K, dated June 30, 2005, with press release, dated June 30, 2005, reporting the Company's first quarter dividend declaration.

2. Form 8-K, dated June 28, 2005, with press release, dated June 28, 2005, reporting the Company's first quarter earnings.

3. Form 8-K, dated June 13, 2005, with press release, dated June 9, 2005, reporting the Company's settlement with shareholders who had filed separate proxy statements.

4. Form 8-K, dated May 17, 2005, with press release, dated May 17, 2005, regarding the pursuit of various strategic initiatives.

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


                                        THE TOPPS COMPANY, INC.
                                        -----------------------
                                              REGISTRANT



                                        s/   Catherine K. Jessup
                                        ----------------------------
                                             Catherine K. Jessup
                                           Duly Authorized Officer



July 7, 2005