Form 10-Q
period 2005-08-27
TOPPS CO INC
filed 2005-10-06
CIK 812076

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended August 27, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ____________



                        Commission File Number: 000-15817


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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes _X_   No ___ .

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 126-2 of the Act).   Yes _X_   No ____.


The number of outstanding shares of Common Stock as of October 1, 2005 was 40,606,186.

                             THE TOPPS COMPANY, INC.
                                AND SUBSIDIARIES



--------------------------------------------------------------------------------
                         PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------


ITEM 1.  FINANCIAL STATEMENTS


                                Index                                   Page
                                ----                                    ----

        Condensed  Consolidated  Balance Sheets as of August 27,
         2005 (Unaudited) and February 26, 2005                           3

        Condensed Consolidated Statements of Operations for the
         thriteen and twenty-six week periods ended August 27, 2005
         and August 28, 2004 (Unaudited)                                  4

        Condensed Consolidated Statements of Comprehensive Income
         for the thirteen and twenty-six week periods ended August
         27, 2005 and August 28, 2004 (Unaudited)                         5

        Condensed Consolidated Statements of Cash Flows for the
         twenty-six weeks ended August 27, 2005 and August 28, 2004
         (Unaudited)                                                      6

        Notes to Condensed Consolidated Financial Statements              7

        Report of Independent Registered Public Accounting Firm          16


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                       17


ITEM 3.  DISCLOSURES ABOUT MARKET RISK                                   22


ITEM 4.  CONTROLS AND PROCEDURES                                         22



--------------------------------------------------------------------------------
                           PART II - OTHER INFORMATION
--------------------------------------------------------------------------------


ITEM 1.  LEGAL PROCEEDINGS                                               23


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             25


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                26

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                           August      February
                                                          27, 2005     26, 2005
                                                          --------     --------
                                                          (amounts in thousands,
                                                            except share data)
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents ..........................   $  32,180    $  36,442
  Short-term investments .............................      64,754       69,955
  Accounts receivable, net ...........................      27,578       27,851
  Inventories ........................................      37,275       32,936
  Income tax receivable ..............................         834          338
  Deferred tax assets ................................       3,809        3,616
  Prepaid expenses and other current assets ..........      12,250       14,541
                                                         ---------    ---------
        TOTAL CURRENT ASSETS .........................     178,680      185,679

PROPERTY, PLANT AND EQUIPMENT ........................      36,288       34,983
  Less:  accumulated depreciation and amortization ...      23,910       22,430
                                                         ---------    ---------
        PROPERTY, PLANT AND EQUIPMENT ................      12,378       12,553

GOODWILL .............................................      67,566       67,566
INTANGIBLE ASSETS, net of accumulated amortization ...       7,646        8,544
DEFERRED TAX ASSETS ..................................       4,502        4,222
OTHER ASSETS .........................................      13,332       11,847
                                                         ---------    ---------
        TOTAL ASSETS .................................   $ 284,104    $ 290,411
                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts payable ...................................   $  10,132    $  12,658
  Accrued expenses and other liabilities .............      24,757       27,485
  Deferred tax liabilities ...........................          19          -
  Income taxes payable ...............................       5,117        7,390
                                                         ---------    ---------
        TOTAL CURRENT LIABILITIES ....................      40,025       47,533

OTHER LIABILITIES ....................................      24,160       23,689
                                                         ---------    ---------
        TOTAL LIABILITIES ............................      64,185       71,222
                                                         ---------    ----------

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share; authorized
    10,000,000 shares, none issued ...................         -           -

  Common stock, par value $.01 per share; authorized
    100,000,000 shares; issued 49,244,000 shares as of
    of August 27, 2005 and February 26, 2005 .........        492          492

  Additional paid-in capital .........................      28,293       28,293

  Treasury stock, 8,689,000 shares and 8,790,000 shares
    as of August 27, 2005 and February 26, 2005 ......     (84,383)     (85,060)

  Retained earnings ..................................     277,721      275,226

  Accumulated other comprehensive (loss)/ income,
  net of tax .........................................      (2,204)         238
                                                          ---------    ---------
        TOTAL STOCKHOLDERS' EQUITY ...................     219,919      219,189
                                                         ---------    ---------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...   $ 284,104    $ 290,411
                                                         =========    =========

See Notes to Condensed Consolidated Financial Statements.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                      Thirteen weeks ended        Twenty-six weeks ended
                                  August 27,      August 28,     August 27,      August 28,
                                     2005            2004           2005            2004
                                 ------------    ------------   ------------    ------------
                                          (amounts in thousands, except share data)
Net sales                        $     75,277    $     68,781   $    154,143    $    156,870
Cost of sales                          46,857          42,501         98,049          96,791
                                 ------------    ------------   ------------    ------------
   Gross profit on sales               28,420          26,280         56,094          60,079

Other income                              195             411          1,147             844
Selling, general and
administrative expenses                25,330          21,879         53,559          50,472
                                 ------------    ------------   ------------    ------------
     Income from operations             3,285           4,812          3,682          10,451

Interest income, net                      798             557          1,537           1,041
                                 ------------    ------------   ------------    ------------
Income before (benefit)/
 provision for income taxes             4,083           5,369          5,219          11,492

(Benefit)/provision
 for income taxes                        (754)          1,714           (515)          3,735
                                 ------------    ------------   ------------    ------------
   Net income                    $      4,837    $      3,655   $      5,734    $      7,757
                                 ============    ============   ============    ============


Net income per share - basic     $       0.12    $       0.09           0.14    $       0.19
                     - diluted   $       0.12    $       0.09           0.14    $       0.19


Weighted average shares
 outstanding - basic               40,512,000      40,459,000     40,484,000      40,513,000
             - diluted             41,547,000      41,511,000     41,429,000      41,565,000



See Notes to Condensed Consolidated Financial Statements.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME
                                  (Unaudited)


                                   Thirteen weeks ended   Twenty-six weeks ended
                                  August 27,  August 28,  August 27,  August 28,
                                     2005        2004        2005        2004
                                  ----------  ----------  ----------  ---------
                                    (amounts in thousands, except share data)

Net income                         $ 4,837     $ 3,655     $ 5,734     $ 7,757

Currency translation adjustment       (636)       (756)     (2,442)     (1,623)
                                   -------     -------     -------     -------

Comprehensive income               $ 4,201     $ 2,899     $ 3,292     $ 6,134
                                   =======     =======     =======     =======



































See Notes to Condensed Consolidated Financial Statements.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                         Twenty-six weeks ended
                                                           August       August
                                                          27, 2005     28, 2004
                                                          --------     --------
                                                          (amounts in thousands)

Cash flows from operating activities:

Net income                                                $  5,734     $  7,757
  Adjustments to reconcile net income to cash
  (used in)/ provided by operating activities:
    Depreciation and amortization                            2,852        3,161
    Deferred income taxes                                     (454)         317
Changes in operating assets and liabilities:
  Accounts receivable                                          273       10,718
  Inventories                                               (4,339)       2,007
  Income tax receivable/payable                             (2,769)       2,178
  Prepaid expenses and other current assets                  2,291        1,916
  Payables and other current liabilities                    (5,254)      (2,982)
  Cumulative foreign currency adjustment and other          (1,400)        (218)
                                                          --------     --------
    Cash (used in)/provided by operating activities         (3,066)      24,854
                                                          --------     --------

Cash flows from investing activities:

  Proceeds from sales/(purchase) of
   short-term investments                                    5,201      (10,525)
  Additions to property, plant and equipment                (1,305)      (1,065)
                                                          --------     --------
    Cash provided by/(used in) investing activities          3,896      (11,590)
                                                          --------     --------

Cash flows from financing activities:

  Dividends paid to stockholders                            (3,239)      (3,254)
  Purchase of treasury stock                                  --         (3,202)
  Exercise of stock options                                    677          649
                                                          --------     --------
    Cash used in financing activities                       (2,562)      (5,807)
                                                          --------     --------

Effect of exchange rates on cash and cash equivalents       (2,530)      (1,220)
                                                          --------     --------
Net (decrease)/increase in cash                           $ (4,262)    $  6,237
                                                          ========     ========

Cash at beginning of year                                   36,442       56,959
                                                          --------     --------
Cash at end of period                                     $ 32,180     $ 63,196
                                                          --------     --------

Supplemental disclosure of cash flow information:
  Interest paid                                           $     38     $    137
  Income taxes paid                                       $  1,797     $  1,792

===============================================================================

See Notes to Condensed Consolidated Financial Statements.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   AS OF AUGUST 27, 2005 AND FEBRUARY 26, 2005
             AND FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED
                      AUGUST 27, 2005 AND AUGUST 28, 2004


1.   Summary of Significant Accounting Policies

     Basis of Presentation: The accompanying unaudited condensed interim consolidated financial statements have been prepared by The Topps Company, Inc. and its subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, considered necessary for a fair presentation. Operating results for the twenty-six week periods ended August 27, 2005 and August 28, 2004 are not necessarily indicative of the results that may be expected for the year. For further information, refer to the consolidated financial statements and notes thereto in the Company's annual report for the year ended February 26, 2005.

     Employee Stock Options: The Company accounts for stock-based employee compensation based on the intrinsic value of stock options granted in accordance with the provisions of Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees." Information relating to stock-based employee compensation, including the pro forma effects, had the Company accounted for stock-based employee compensation based on the fair value of stock options granted (net of tax) in accordance with Statement of Financial Accounting Standards ("SFAS") 123, "Accounting for Stock-Based Compensation," is shown below:


                                        For the thirteen weeks ended
                                  August 27, 2005            August 28, 2004
                              -----------------------   ------------------------
                              As reported   Pro forma   As reported   Pro forma
                              -----------------------   ------------------------
     Net income, as reported    $ 4,837      $ 4,837      $ 3,655      $ 3,655
     Less: Stock-based
           employee compensation     --          (88)                     (170)
     Pro forma net income .....              $ 4,749                   $ 3,485
     Earnings per share:
       Basic .................  $  0.12      $  0.12      $  0.09      $  0.09
       Diluted ...............  $  0.12      $  0.11      $  0.09      $  0.08
     --------------------------------------------------------------------------


                                        For the twenty-six weeks ended
                                  August 27, 2005            August 28, 2004
                              -----------------------   ------------------------
                              As reported   Pro forma   As reported   Pro forma
                              -----------------------   ------------------------
     Net income, as reported    $ 5,734      $ 5,734      $ 7,757      $ 7,757
     Less: Stock-based
           employee compensation     --         (204)                     (311)
     Pro forma net income .....              $ 5,530                   $ 7,446
     Earnings per share:
       Basic .................  $  0.14      $  0.14      $  0.19      $  0.18
       Diluted ...............  $  0.14      $  0.13      $  0.19      $  0.18
     --------------------------------------------------------------------------

     Options have an exercise price equal to the market price on the date prior to the grant date and typically vest over a three-year period. No options were issued in the first six months of fiscal 2006. With respect to options issued in prior years, in determining the preceding pro forma amounts under SFAS 123, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions: $0.16 per share dividend on fiscal 2005 and fiscal 2004 options, risk free interest rate, estimated volatility and expected life as follows: fiscal 2005 options - 4.4%, 32% and 5.8 years, respectively; fiscal 2004 options - 4.4%, 38% and 6.5 years, respectively.


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


3.   Accounts Receivable

                                          August        February
                                         27, 2005       26, 2005
                                        ---------       --------
                                         (amounts in thousands)


        Gross receivables               $ 50,904        $ 51,265
        Reserve for returns              (20,240)        (20,824)
        Other reserves                    (3,086)         (2,590)
                                        --------        --------
          Net receivables               $ 27,578        $ 27,851
                                        ========        ========


     Other reserves consist of allowances for discounts, doubtful accounts and customer deductions for marketing promotional programs.


4.   Inventories
                                          August        February
                                         27, 2005       26, 2005
                                        ---------       --------
                                         (amounts in thousands)

        Raw materials                   $ 11,181        $  7,468
        Work in process                    5,269           3,703
        Finished products                 20,825          21,765
                                        --------        --------
          Total inventories             $ 37,275        $ 32,936
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

     The Entertainment segment primarily consists of cards and sticker album products featuring sports and non-sports subjects. Trading cards feature players from Major League Baseball, the National Basketball Association and the National Football League, as well as characters from popular films, television shows and other entertainment properties. Sticker album products feature players from the English Premier League and characters from entertainment properties such as Pokemon and Yu-Gi-Oh! This segment also includes results from WizKids, a designer and marketer of strategy games acquired in July 2003.

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


                                 Thirteen weeks ended   Twenty-six weeks ended
                                August 27,  August 28,  August 27,  August 28,
                                   2005        2004        2005        2004
                                ---------   ----------  ----------  ----------
                                             (amounts in thousands)
Net Sales

Confectionery                    $ 42,248    $ 39,982    $ 86,287    $ 84,189
Entertainment                      33,029      28,799      67,856      72,681
                                 --------    --------    --------    --------
Total                            $ 75,277    $ 68,781    $154,143    $156,870
                                 ========    ========    ========    ========

Contributed Margin

Confectionery                    $ 14,067    $ 15,777    $ 25,907    $ 28,779
Entertainment                      10,046       8,998      18,327      22,426
                                 --------    --------    --------    --------
Total                            $ 24,113    $ 24,775    $ 44,234    $ 51,205
                                 ========    ========    ========    ========

Reconciliation of Contributed
  Margin to Income Before
  Provision for Income Taxes:

Total contributed margin         $ 24,113    $ 24,775    $ 44,234    $ 51,205
Unallocated selling, general
  and administrative expenses
  and manufacturing overhead      (19,602)    (18,805)    (38,847)    (38,437)
Depreciation and amortization      (1,421)     (1,569)     (2,852)     (3,161)
Other income, net                     195         411       1,147         844
                                 --------    --------    --------    --------
Income from operations              3,285       4,812       3,682      10,451
Interest income, net                  798         557       1,537       1,041
                                 --------    --------    --------    --------
Income before provision/
 (benefit) for income taxes      $  4,083    $  5,369    $  5,219    $ 11,492
                                 ========    ========    ========    ========

6.   Common Stock

     In June 2003, the Board of Directors of the Company initiated a quarterly cash dividend of $0.04 per share. On June 30, 2005, the Board of Directors declared its second quarter cash dividend of $0.04 per share payable on August 1, 2005 to shareholders of record on July 18, 2005. On October 5, 2005, the Board of Directors declared its third quarter cash dividend of $0.04 per share payable on November 1, 2005 to shareholders of record on October 18, 2005.

     In October 1999, the Company's Board of Directors authorized the repurchase of up to 5 million shares of the Company's common stock. In October 2001, the Company completed the authorization and the Board approved the purchase of another 5 million shares. As of August 27, 2005, under these two programs, the Company has purchased 8,390,700 common shares. During the first half of fiscal 2006, the Company did not purchase any shares due to a strategic business review being performed by investment banking and consulting firms. In September 2005, the Company entered into a written trading plan that complies with Rule 10b5-1 of the Securities and Exchange Commission which provides for the purchase of up to 500,000 shares for each of the next four quarters at the prevailing market price per share, subject to certain conditions. Subsequently, as of October 1, 2005, the Company had repurchased 11,333 shares. In addition, the Board of Directors has increased the outstanding share authorization to 5 million shares.

     Each of the members of the Board of Directors who is not an employee of the Company annually receives $20,000 of restricted stock, which is issued out of treasury stock and vests over one year.


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

     There was no debt outstanding under the credit agreement as of August 27, 2005 or February 26, 2005.


8.   Reclassifications

     Cash and cash equivalents and short-term investments in the prior years' financial statements have been reclassified to conform with the current year's presentation.

     The Company has reclassified its portfolio of auction rate securities ("ARS") from cash to short-term investments in line with recent clarification from regulatory bodies. The Company classified approximately

     $69,955,000  as of  February  26,  2005 and  reclassified  $36,878,000  and
     $47,403,000 in investments in ARS as of February 28, 2004 and August 28, 2004, respectively. Year-over-year changes in the amounts of these securities are now being reflected under investing activities on the Consolidated Statements of Cash Flows. The impact of the reclassification on investing activities, related to the ARS, was approximately ($10,525,000) for the period ended August 28, 2004.


9.   Goodwill and Intangible Assets

     On March 3, 2002, the Company adopted SFAS 141 "Business Combinations" and SFAS 142 "Goodwill and Other Intangible Assets" which require the Company to prospectively cease amortization of goodwill and instead conduct periodic tests of goodwill for impairment. Intangible assets as of August 27, 2005 and February 26, 2005 were as follows:

                                                        (amounts in thousands)
                                           August 27, 2005                   February 26, 2005
                                    Gross                           '   Gross
                                  Carrying   Accumulated            ' Carrying    Accumulated
                                    Value   Amortization     Net    '   Value    Amortization     Net
                                  --------  ------------  --------  ' --------   ------------  --------
Licenses and Contracts ........   $ 21,569   $(18,276)    $  3,293  ' $ 21,569    $(17,942)    $ 3,627
Intellectual Property .........     18,784    (14,801)       3,983  '   18,784     (14,284)      4,500
Software and Other ............      2,953     (2,858)          95  '    2,953     ( 2,811)        142
Minimum Pension Liability......        275       --            275  '      275          --         275
                                  --------   ---------    --------  ' --------     ---------   --------
Total Intangibles .............   $ 43,581   $(35,935)    $  7,646  ' $ 43,581     $(35,037)   $ 8,544
                                  ========   =========    ========  ' ========     =========   ========

     Useful lives of the Company's intangible assets have been established based on the Company's intended use of such assets and their estimated period of future benefit, which are reviewed periodically. Useful lives are as follows:

                                     Weighted Average
                Category                Useful Life        Remaining Useful Life
                --------                -----------        --------------------
          Licenses and Contracts          15 years                4.9 years
          Intellectual Property            6 years                3.9 years
          Software and Other               5 years                1.0 years


     The weighted average remaining useful life for the Company's intangible assets in aggregate is 4.3 years. Over the next five years, the Company estimates annual amortization of the intangible assets detailed above to be as follows:
                           Fiscal Year(s)               Amount
                           --------------               ------
                                                     (in thousands)
                                2006                    $ 1,797
                                2007                    $ 1,750
                                2008                    $ 1,703
                                2009                    $ 1,703
                                2010 and thereafter     $ 1,591

     In addition to the  amortization  of  intangibles  listed  above,  reported amortization expense, which was $1,191,000 and $1,268,000 for the twenty-six weeks ended August 27, 2005 and August 28, 2004, respectively, included amortization of deferred financing fees and deferred compensation costs.

10.  Legal Proceedings

     On November 19, 2001 Media Technologies, Inc. sued the Company and nine other manufacturers of trading cards (the "Defendants") in the Federal District Court for the Central District of California for their sales of all types of "relic" cards that contain an authentic piece of equipment, i.e., a piece of sporting equipment or jersey. Plaintiffs alleged infringement of U.S. Patent Nos. 5,803,501 and 6,142,532. On May 23, 2005 the Company entered into a settlement agreement in which it paid Media Technologies, Inc. a sum of $2,000,000. Media Technologies Inc. agreed to dismiss all claims against the Company and to issue a license to the Company to distribute relic cards for seven years. The Company further agreed that under certain conditions which may arise in the future, it would make additional payments to Media Technologies, Inc. as part of the ongoing license.

     In September of 1999, the Company filed a lawsuit against Cadbury Stani S.A.I.C. ("Stani"), a corporation organized and existing under the laws of Argentina, in federal court in the Southern District of New York. The case centers on the licensing relationship the parties had since 1957 in which the Company had granted Stani the exclusive right to manufacuture and distribute gum using the Bazooka brand and related formulas and technologies in Argentina, Bolivia, Chile, Paraguay and Uruguay. In particular, at issue is a 1980 Licensing Agreement (the "Agreement") between the parties and a 1985 Amendment to that Agreement. In its September 17, 2003 Fourth Amended complaint, the Company alleges that Stani continued to use the Company's proprietary and specialized knowledge and experience, and its trade secrets, regarding the production of gum after the Agreement's expiration in April 1996, that it unlawfully disclosed this information to Cadbury Schweppes PLC ("Schweppes") which purchased Stani in 1993 and that it deliberately concealed its use and disclosure from the Company. The Company has filed claims for breach of contract, misappropriation of trade secrets and fraudulent inducement to enter into the 1985 Amendment. The Company is seeking to recover disgorgement of Stani's profits, certain lost royalties and punitive damages, interest and costs. It is also seeking a permanent injunction against Stani's future use and dissemination of the Company's proprietary information and trade secrets. In the Fourth Amended Complaint, the Company demands damages in excess of $250 million. The Fourth Amended Complaint also initially contained claims against Schweppes, which the parties agreed to dismiss on February 4, 2003.

     On December 17, 2003, Stani moved for partial summary judgment and to limit the Company's possible damages. In part, Stani alleged that certain claims were barred by the statute of limitations and that neither disgorgement of Stani's profits nor punitive damages were available remedies to the Company on any of its claims. The Court heard oral argument from counsel on January 14, 2005. By its August 2, 2005 decision, the Court denied Stani's summary judgment motion, in part, and ruled that (i) the Company's claims were not barred by the statute of limitations; and (ii) disgorgement of profits and punitive damages are available remedies on the Company's misappropriation of trade secrets claims. The Court granted Stani's summary judgment motion, in part, and ruled that (i) disgorgement of profits and punitive damages are not available remedies on the Company's breach of contract and fraudulent inducement claims: and (ii) Stani was not estopped from claiming the 1985 Amendment altered the 1980 Agreement.

     The parties await a trial date. If the Company ultimately prevails in this litigation, it could have a material impact on the Company's consolidated financial statements.

     WizKids, Inc. ("Wizkids") and Jordan Weisman filed a complaint for professional malpractice, breach of fiduciary duty and disgorgement of fees against the law firm Michael, Best & Friedrich, LLP ("MB&F), and Timothy Kelley, one of its partners, based on their submission of the PCT patent application for WizKids' combat dial that is alleged to have prejudiced WizKids' United States patent rights by failing to designate the United States as one of the member states for subsequent conversion to a national application.

     WizKids has received a patent from The United States Patent and Trade Office (the "PTO"). The rights conferred by the patent are dependent, however, on the PTO issuing an order granting a pending petition to rectify the error referenced above. Prior petitions have not been successful in correcting the error, and the pending petition is the sixth petition filed with the PTO. In the event the PTO grants the petition, it may affirm WizKids' patent rights, but WizKids alleges it would still retain claims against MB&F for prior damage incurred as a result of the error.

     The complaint against MB&F and Mr. Kelley was filed in Washington state court on December 12, 2003. The parties have indicated they will file motions for summary judgment with respect to the various claims, and a hearing is scheduled for December 2005. Trial is scheduled for January 23, 2006. Whether the petition is granted or denied, and/or if WizKids ultimately prevails in this litigation, it could have a material impact on the Company's consolidated financial statements.

     The Company is a party in several other civil actions which are routine and incidental to its business. In management's opinion, after consultation with legal counsel, these other actions will not have a material adverse effect on the Company's financial condition or results of operations.


11.  Employee Benefit Plans

     The components of net periodic benefit costs for the thirteen and twenty-six weeks ended August 27, 2005 and August 28, 2004 are as follows:

                                                               Postretirement
                                               Pension           Healthcare
     ---------------------------------------------------------------------------
                                           August    August    August    August
     Thirteen Weeks                       27, 2005  28, 2004  27, 2005  28, 2004
     ---------------------------------------------------------------------------
                                                  (amounts in thousands)
     Service cost                         $  399    $  355    $   93     $   76
     Interest cost                           618       604       143        142
     Expected return on plan assets         (551)     (524)       -          -
     Amortization of:
        Initial transition obligation       ( 16)     ( 15)       50         50
        Prior service cost                    13        33        -          -
        Actuarial losses                     238       202        10         -
                                          ------     ------   ------     ------
     Net periodic benefit cost            $  701     $ 655    $  296     $  268
                                          ======     ======   ======     ======
     ---------------------------------------------------------------------------

                                                               Postretirement
                                               Pension           Healthcare
     ---------------------------------------------------------------------------
                                           August    August    August    August
     Twenty-six weeks                     27, 2005  28, 2004  27, 2005  28, 2004
     ---------------------------------------------------------------------------
                                                  (amounts in thousands)
     Service cost                         $  798    $  710    $  186     $  152
     Interest cost                         1,236     1,207       286        284
     Expected return on plan assets       (1,102)   (1,048)       -          -
     Amortization of:
        Initial transition obligation       ( 32)     ( 30)      100        100
        Prior service cost                    26        66        -          -
        Actuarial losses                     476       404        20         -
                                          ------     ------   ------     ------
     Net periodic benefit cost            $1,402    $1,309    $  592     $  536
                                          ======    ======    ======     ======
     ---------------------------------------------------------------------------

     The fiscal 2006 costs are estimated based on actuarial assumptions, and actual costs will be adjusted accordingly during the year.

12.  Recently Issued Accounting Pronouncements

     On December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 123 (revised 2004), "Share-Based Payments", which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements starting with interim statements issued after June 15, 2005. The SEC has since extended the date to be effective for fiscal years beginning after June 5, 2005. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. SFAS 123(R) (revised 2004) replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". The Company is currently evaluating the impact of adopting this standard on its future financial statements.

     On December 21, 2004, the FASB issued FASB Staff Position ("FSP") 109-b, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision With the American Job Creation Act of 2004". The Act introduces a one time dividend received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer provided certain criteria are met. An enterprise that is evaluating the repatriation provision shall apply the provisions of Statement 109 as it decides on a plan for reinvestment or repatriation without the effects of the repatriation provision until it has decided on a plan. The range of possible amounts the Company is considering for repatriation under that provision is between zero and $11 million. The related potential range of income tax effects is between zero and $0.4 million.

     In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, "Inventory Costs", which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact of adopting this standard in its future financial statements.

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets", which eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS No. 153 will be effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company is currently evaluating the impact of adopting this standard in its future financial statements.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections", a replacement of APB Opinion No.20, "Accounting Changes" and SFAS No.3, "Reporting Accounting Changes in Interim Financial Statements", which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is currently evaluating the impact of adopting this standard in its future financial statements.


13.  Off-Balance Sheet Arrangements

     The Company does not have any off-balance sheet arrangements and, therefore, there is no effect on its financial position, changes in financial position, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources from this type of arrangement.

14.  Subsequent Event

     On September 29, 2005, a restructuring program was announced which will separate the Confectionery and Entertainment businesses to the extent practical and streamline the organizational structure through headcount reductions. In connection with the headcount reductions, the Company will incur a charge of approximately $2.4 million, of which 50% will be recognized in the third quarter and the balance in the fourth quarter. In addition, the Company announced that it will exit one of its Internet operations, thePit.com, through either sale or closure, and will record an after-tax charge of approximately $5 million in the third quarter.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM REVIEW
--------------------------------------------------------------


To the Board of Directors and Stockholders of The Topps Company, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of The Topps Company, Inc. and subsidiaries (the "Company") as of August 27, 2005, and the related condensed consolidated statements of operations, comprehensive income, and cash flows for the thirteen and twenty-six week periods ended August 27, 2005 and August 28, 2004 and of cash flows for the twenty-six week periods ended August 27, 2005 and August 28, 2004. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of February 26, 2005, and the related consolidated statements of operations, stockholders' equity, comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated May 10, 2005 (May 23, 2005 as to note 22), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 27, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




 /s/  DELOITTE & TOUCHE LLP
--------------------------
      DELOITTE & TOUCHE LLP



New York, New York
October 5, 2005

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following table sets forth, for the periods indicated, net sales by key business segment:

                         Thirteen weeks ended       Twenty-six weeks ended
                       August 27,    August 28,    August 27,     August 28,
                          2005          2004          2005          2004
                       ----------    ----------    ----------    -----------
                                    (in thousands of dollars)
     Net Sales

     Confectionery      $ 42,248      $ 39,982      $ 86,287      $ 84,189
     Entertainment        33,029        28,799        67,856        72,681
                        --------      --------      --------      --------
     Total              $ 75,277      $ 68,781      $154,143      $156,870
                        ========      ========      ========      ========
     -----------------------------------------------------------------------



Second Quarter Fiscal Year 2006 (thirteen weeks ended August 27, 2005) versus Second Quarter Fiscal Year 2005 (thirteen weeks ended August 28, 2004)
-----------------------------------------------------------------------------

Net sales for the second quarter of fiscal 2006 were $75.3 million, an increase of $6.5 million, or 9.4%, from $68.8 million in the same period last year. Changes in foreign currency rates versus the dollar did not materially impact revenue.

Net sales of confectionery products, which include, among other things, Ring Pop, Push Pop, Baby Bottle Pop, Juicy Drop Pop, Bazooka brand bubble gum and licensed candy products, were $42.2 million in the second quarter of this year, an increase of $2.3 million, or 5.7%, from $40.0 million in fiscal 2005. This increase was the result of strong performance in the U.S. of Ring Pop, Push Pop and Baby Bottle Pop. Growth was driven by new television commercials and higher levels of advertising, as well as by increased promotional support at club stores. Juicy Drop Pop distribution gains also added to year-over-year sales. The impact of stronger foreign currencies on sales this year was negligible.

Net sales of entertainment products, which include cards, stickers, sticker albums and the WizKids line of strategy games, were $33.0 million in the second quarter of fiscal 2006, an increase of $4.2 million, or 14.7%, from $28.8 million in the same period last year. The increase reflected a very favorable performance of football cards which benefited from a strong rookie line up, products and promotions featuring Topps' 50th anniversary of marketing football products and a reduction in the number of other football products in the market due to the liquidation of a long-term competitor. Additionally, strong sales of non-sports publishing products, specifically those featuring WWE in Italy, Star Wars and Wacky Packages added to sales in the quarter. Finally, Wizkids sales in the quarter surpassed year ago levels, driven by positive acceptance of Pirates products both in the gaming channel and mass market. Weaker foreign currencies (a function of a different product mix than confectionery sales) had a modestly negative impact on sales in the quarter this year.

Gross profit as a percentage of net sales in the second quarter of fiscal 2005 was 37.8% as compared with last year's level of 38.2%. This decline reflected higher provisions for returns driven by a somewhat sluggish sports card market, particularly as regards previously shipped baseball and basketball products and WizKids' mass market sales.

SG&A expense was $25.3 million in the quarter this year, up from $21.9 million in fiscal 2005. As a percentage of net sales, SG&A was 33.6% this year versus 31.8% a year ago. Higher SG&A dollar spending was primarily the result of a $2.8 million increase in marketing costs due to a return to historical levels of advertising on the U.S. confectionery business and the launch of new products in Japan. Overhead expenses also increased year-over-year due to the extension of the Chairman's employment contract, implementation of new systems, higher audit and Sarbanes-Oxley expenses and normal salary inflation.

Net interest income of $798,000 in the second quarter of this year was higher than a year ago due to more favorable interest rates.

The Company reflects provisions for federal, state and local income taxes in accordance with statutory income tax rates. The Company's tax rate of (18.5%) in the second quarter of this year versus 31.9% last year reflected a non-cash reversal of approximately $1.6 million of tax reserves following the completion of a tax audit. Excluding this reversal, the Company's tax rate was 20.6%, which reflects the benefit of foreign tax credits and other tax planning.

Net income for the second quarter of fiscal 2006 was $4.8 million, or $0.12 per diluted share, compared with $3.7 million, or $0.09, per diluted share last year. The reversal of tax reserves in the quarter this year added $1.6 million to net income and $0.04 to E.P.S.



First Half Fiscal 2006 (twenty-six weeks ended August 27, 2005) compared to First Half Fiscal 2005 (twenty-six weeks ended August 28, 2004)
---------------------------------------------------------------------------


Net sales in the first half of fiscal 2006 were $154.1 million, a decrease of $2.7 million, or 1.7%, from $156.9 million in the same period last year. Stronger foreign currencies versus the dollar served to increase this year's sales by $1.6 million, primarily in the first quarter.

Net sales of confectionery products were $86.3 million in the first half of this year, an increase of $2.1 million, or 2.5%, from $84.2 million in fiscal 2005. Stronger foreign currencies contributed $1.0 million. Higher sales were a function of distribution gains of Juicy Drop Pop in the U.S., the launch of Bazooka Booster worldwide and roll out of Mega Mouth Spray in Japan and Argentina.

Net sales of entertainment products in the first half of this year were $67.9 million, a decrease of $4.8 million, or 6.6%, from $72.7 million last year. Stronger foreign currencies added $0.6 million to sales this year. The absence of the European Football Championship and related products in the twenty-six weeks this year and softer first quarter U.S. sports sales were the primary reasons for the year-over-year sales decline. Net sales of non-sports publishing products increased in the period this year driven by strong releases featuring WWE, Wacky Packages and Barbie.

Gross profit as a percentage of net sales in the first half of fiscal 2006 was 36.4% as compared with 38.3% for the same period last year. This decline reflected an increase in provisions for returns associated primarily with the U.S. entertainment segment, including WizKids, as well as higher price support for U.S. confectionery products. Additionally, product mix changes and the introduction of lower margin confectionery products in the first quarter served to reduce gross profit margins this year.

SG&A expense was $53.6 million for the first half of fiscal 2006 compared with $50.5 million for the same period in fiscal 2005. As a percent of net sales, SG&A was 34.7%, 2.5% points higher than last year. Excluding the impact of a $1.9 million European Community fine in the fiscal 2005 first quarter, the year-over-year increase in SG&A for the six-month period was $5.0 million. This increase was the result of higher advertising and marketing costs due to the reinstatement of U.S. confectionery advertising levels and a national television campaign in support of WizKids' launch of their Pirates products in the mass market. Other costs associated with the extension of the Chairman's contract, normal salary inflation, increased merchandising support for the U.S. confectionery business and the implementation of new systems also contributed to the increase in SG&A.

Net interest income for the first half of fiscal 2006 increased to $1.5 million from $1.0 million in fiscal 2005 due to higher interest rates.

The Company's tax rate for the first half this year of (9.9%) versus 32.5% last year reflected a one-time non-cash reversal of approximately $1.6 million of tax reserves following the completion of a tax audit. Without the reversal of these reserves, the Company's tax rate would have been 20.6%, which reflects the benefit of foreign tax credits and other tax planning.

Net income in the first half of fiscal 2006 was $5.7 million, or $0.14 per diluted share, compared with $7.8 million, or $0.19 per diluted share last year. The reversal of tax reserves in the second quarter this year added $1.6 million to net income and $0.04 to EPS.


Other Matters
-------------

On September 29, 2005, a restructuring program was announced which will separate the Confectionery and Entertainment businesses to the extent practical, and streamline the organizational structure through headcount reductions. In connection with the headcount reductions, the Company will incur a charge of approximately $2.4 million, of which 50% will be recognized in the third quarter and the balance in the fourth quarter. In addition, the Company announced that it will exit one of its Internet operations, thePit.com, through either sale or closure, and will record an after-tax charge of approximately $5 million in the third quarter.


Liquidity and Capital Resources
-------------------------------

Management believes that the Company has adequate reserves to meet its liquidity and capital needs over the foreseeable future as a result of the combination of cash on hand, anticipated cash from operations and credit line availability.

On August 27, 2005, the Company had $32.2 million in cash and cash equivalents and $64.8 million in short-term investments.

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

In October 2001, the Board of Directors authorized the purchase of up to 5 million shares of stock. To-date, the Company has repurchased a total of 3.4 million shares under this authorization. During the first half of fiscal 2006, the Company did not purchase any shares due to a strategic business review being performed by investment banking and consulting firms. In September 2005, the Company entered into a written trading plan that complies with Rule 10b5-1 of the Securities and Exchange Commission which provides for the purchase of up to 500,000 shares for each of the next four quarters at the prevailing market price per share, subject to certain conditions. Subsequently, as of October 1, 2005, the Company had repurchased 11,333 shares. In addition, the Board of Directors has increased the outstanding share authorization to 5 million shares.

In the twenty-six weeks ended August 27, 2005, the Company's net decrease in cash and cash equivalents was $4.3 million versus an increase of $6.2 million in the comparable period of fiscal 2005.

Cash used by operating activities in the first twenty-six weeks of this period was $3.1 million versus cash provided of $24.9 million last year. This use of cash was primarily due to a $5.3 million reduction in payables related to payment of fiscal 2005 bonuses and the timing of European purchases, as well as to a $4.3 million increase in inventories stemming from the timing of board stock purchases and the acquisition of autographs for future sports products. Prior period's favorable cash performance reflected higher net income and a substantial reduction in accounts receivable due to an increase in the returns reserve related to sales of European entertainment products.

Cash provided by investing activities was $3.9 million this period versus a use of cash of $11.6 million last year. In the first six months of this year, short-term investments were reduced by $5.2 million, partially offset by capital spending of $1.3 million, largely related to the rollout of new systems. Last year's use of cash of $11.6 million reflected the purchase of $10.5 million of short-term investments and $1.1 million in capital spending. Fiscal 2006 full year capital spending is projected to be approximately $3 million, driven by investments in Ring Pop production equipment and computer software and hardware. Capital spending will be funded out of cash flow from operating activities.

Cash used in financing activities of $2.6 million this period reflects $3.2 million in cash dividends, partially offset by $0.6 million in cash from options exercised. This compares with a total outlay for financing activities of $5.8 million in the same period last year, comprised of $3.2 million in cash dividends and $3.2 million in treasury stock purchases less $0.6 million in stock option exercises. Dividend payments and treasury stock purchases are being funded out of cash flow from operating activities.

There are no material changes outside the ordinary course of business with respect to Company's purchase obligations as presented in the Commitments table included in its Annual Report on Form 10-K for the year ended February 26, 2005.

The Company does not have any off-balance sheet arrangements and, therefore, there is no effect on its financial position, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources from this type of arrangement.


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

Note 1 to the Company's consolidated financial statements, included in its Annual Report on Form 10-K for the year ended February 26, 2005, "Summary of Significant Accounting Policies," summarizes its significant accounting policies. Following is a summary of the critical policies and methods used.

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

Returns Provisions: In determining the provision for returns, the Company performs an in-depth review of wholesale and retail inventory levels for each product sold, trends in product sell-through by sales channel, and other factors. The provision for returns was $12.4 million in the first twenty-six weeks of fiscal 2006 and $11.2 million in 2005, which equates to 8.0% and 7.1% of net sales, respectively. The increase in the provision this year was partially the result of higher expected returns on various U.S. sports card products and on certain WizKids products sold to retail channels. An increase or decrease in the provision for returns by 1% of net sales would have decreased or increased operating income by approximately $1.5 million.

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

Accrual for Obsolete Inventory: The Company's accrual for obsolete inventory reflects the cost of items in inventory not anticipated to be sold. This accrual is deemed necessary as a result of discontinued items and packaging or a reduction in forecasted sales and is adjusted periodically based on a review of inventory levels and sales projections. The provision for obsolete inventory was $2.0 million in the twenty-six weeks of fiscal 2006 and $1.9 million in fiscal 2005, which equates to 1.3% and 1.2% of net sales, respectively. An increase or decrease in the provision for obsolescence by 1% of net sales would have decreased or increased operating income by approximately $1.5 million.

ITEM 3. DISCLOSURES ABOUT MARKET RISK


The Company's exposure to market risk associated with activities in derivative financial instruments (e.g., hedging or currency swap agreements), other financial instruments and derivative commodity instruments is confined to the impact of mark-to-market changes in foreign currency rates on the Company's forward contracts and options. The Company has no debt outstanding and does not engage in any commodity-related derivative transactions. As of August 27, 2005, the Company had $18.7 million of contracts which were entered into for the purpose of hedging forecasted receipts and disbursements in various foreign currencies.



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

                                     PART II


ITEM 1. LEGAL PROCEEDINGS

On November 19, 2001 Media Technologies, Inc. sued the Company and nine other manufacturers of trading cards (the "Defendants") in the Federal District Court for the Central District of California for their sales of all types of "relic" cards that contain an authentic piece of equipment, i.e., a piece of sporting equipment or jersey. Plaintiffs alleged infringement of U.S. Patent Nos. 5,803,501 and 6,142,532. On May 23, 2005 the Company entered into a settlement agreement in which it paid Media Technologies, Inc. a sum of $2,000,000. Media Technologies Inc. agreed to dismiss all claims against the Company and to issue a license to the Company to distribute relic cards for seven years. The Company further agreed that under certain conditions which may arise in the future, it would make additional payments to Media Technologies, Inc. as part of the ongoing license.

In September of 1999, the Company filed a lawsuit against Cadbury Stani S.A.I.C. ("Stani"), a corporation organized and existing under the laws of Argentina, in federal court in the Southern District of New York. The case centers on the licensing relationship the parties had since 1957 in which the Company had granted Stani the exclusive right to manufacture and distribute gum using the Bazooka brand and related formulas and technologies in Argentina, Bolivia, Chile, Paraguay and Uruguay. In particular, at issue is a 1980 Licensing Agreement (the "Agreement") between the parties and a 1985 Amendment to that Agreement. In its September 17, 2003 Fourth Amended complaint, the Company alleges that Stani continued to use the Company's proprietary and specialized knowledge and experience, and its trade secrets, regarding the production of gum after the Agreement's expiration in April 1996, that it unlawfully disclosed this information to Cadbury Schweppes PLC ("Schweppes") which purchased Stani in 1993 and that it deliberately concealed its use and disclosure from the Company. The Company has filed claims for breach of contract, misappropriation of trade secrets and fraudulent inducement to enter into the 1985 Amendment. The Company is seeking to recover disgorgement of Stani's profits, certain lost royalties and punitive damages, interest and costs. It is also seeking a permanent injunction against Stani's future use and dissemination of the Company's proprietary information and trade secrets. In the Fourth Amended Complaint, the Company demands damages in excess of $250 million. The Fourth Amended Complaint also initially contained claims against Schweppes, which the parties agreed to dismiss on February 4, 2003.

On December 17, 2003, Stani moved for partial summary judgment and to limit the Company's possible damages. In part, Stani alleged that certain claims were barred by the statute of limitations and that neither disgorgement of Stani's profits nor punitive damages were available remedies to the Company on any of its claims. The Court heard oral argument from counsel on January 14, 2005. By its August 2, 2005 decision, the Court denied Stani's summary judgment motion, in part, and ruled that (i) the Company's claims were not barred by the statute of limitations; and (ii) disgorgement of profits and punitive damages are available remedies on the Company's misappropriation of trade secrets claims. The Court granted Stani's summary judgment motion, in part, and ruled that (i) disgorgement of profits and punitive damages are not available remedies on the Company's breach of contract and fraudulent inducement claims: and (ii) Stani was not estopped from claiming the 1985 Amendment altered the 1980 Agreement.

The parties await a trial date. If the Company ultimately prevails in this litigation, it could have a material impact on the Company's consolidated financial statements.

WizKids, Inc. ("Wizkids") and Jordan Weisman filed a complaint for professional malpractice, breach of fiduciary duty and disgorgement of fees against the law firm Michael, Best & Friedrich, LLP ("MB&F), and Timothy Kelley, one of its partners, based on their submission of a PCT patent application for WizKids' combat dial that is alleged to have prejudiced WizKids' United States patent rights by failing to designate the United States as one of the member states for subsequent conversion to a national application.

WizKids has recieved a patent from The United States Patent and Trademark Office (the "PTO"). The rights conferred by the patent are dependent, however, on the PTO issuing an order granting a pending petition to rectify the error referenced above. Prior petitions have not been successful in correcting the error, and the pending petition is the sixth petition filed with the PTO. In the event the PTO grants the petition, it may affirm WizKids' patent rights, but WizKids alleges it would still retain claims against MB&F for prior damage incurred as a result of the error.

The complaint against MB&F and Mr. Kelley was filed in Washington state cour on December 12, 2003. The parties have indicated they will file motions for summary judgment with respect to the various claims, and a hearing is scheduled for December 2005. Trial is scheduled for January 23, 2006. Whether the petition is granted or denied, and/or if WizKids ultimately prevails in this litigation, it could have a material impact on the Company's consolidated financial statements.

The Company is a party in several other civil actions which are routine and incidental to its business. In management's opinion, after consultation with legal counsel, these other actions will not have a material adverse effect on the Company's financial condition or results of operations.

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


ITEM 4(b).  DIRECTORS

Arthur T. Shortin               Ann Kirschner           Jack H. Nusbaum

Allan A. Feder                  David Mauer             Richard Tarlow

Stephen D. Greenberg            Edward D. Miller        Stanley Tulchin

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits as required by Item 601 of Regulation S-K filed herewith:

10.1 Letter Amendment, effective July 19, 2005, to the Memorandum of Agreement, dated January 6, 2003, between the Company and Major League Baseball Players Association. Confidential treatment has been requested with respect to portions of this exhibit. Omitted portions have been filed with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

10.2 The Topps Company, Inc. 2001 Stock Incentive Plan, Amended and Restated as of June 30, 2005.

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


Reports on Form 8-K

     1. Form 8-K, filed on July 7, 2005, reporting the Company's updated stock incentive, stock option, and executive severance plans.

     2. Form 8-K, filed on July 25, 2005, reporting the Company's new agreement with the Major League Baseball Players Association.

     3. Form 8-K, filed on September 14, 2005, with press release, dated September 12, 2005, reporting the Company's termination of the process of evaluating the possible sale of the Confectionery business.

     4. Form 8-K, filed on September 29, 2005, with press release, dated September 29, 2005, reporting the Company's results of operations and financial position for the second fiscal quarter.

     5. Form 8-K, filed on October 5, 2005, with press release, dated October 5, 2005, reporting the Company's fiscal third quarter cash dividend declaration.

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



                                        THE TOPPS COMPANY, INC.
                                       -------------------------
                                               REGISTRANT



                                        /s/ Catherine K. Jessup
                                       -------------------------
                                            Catherine K. Jessup
                                         Duly Authorized Officer


October 6, 2005