Form 10-Q
period 2005-11-26
TOPPS CO INC
filed 2006-01-05
CIK 812076

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended November 26, 2005

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


                                      N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes  _X_    No ____.

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act).      Yes  _X_     No ____.

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).        Yes  ___     No  __X__


The number of outstanding shares of Common Stock as of January 2, 2006 was 40,035,774.

                             THE TOPPS COMPANY, INC.
                                AND SUBSIDIARIES



--------------------------------------------------------------------------------
                         PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------


ITEM 1.  FINANCIAL STATEMENTS


                                Index                                   Page
                                ----                                    ----

        Condensed  Consolidated  Balance Sheets as of November 26,
         2005 and February 26, 2005                                       3

        Condensed Consolidated Statements of Operations for the
         thirteen and the thirty-nine week periods ended November
         26, 2005 and November 27, 2004                                   4

        Condensed Consolidated Statements of Comprehensive Income
         (Loss) for the thirteen and the thirty-nine week periods
         ended November 26, 2005 and November 27, 2004                    5

        Condensed Consolidated Statements of Cash Flows for the
         thirty-nine weeks ended November 26, 2005 and November 27,
         2004                                                             6

        Notes to Condensed Consolidated Financial Statements              7

        Report of Independent Registered Public Accounting Firm          16


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                       17


ITEM 3.  DISCLOSURES ABOUT MARKET RISK                                   23


ITEM 4.  CONTROLS AND PROCEDURES                                         23



--------------------------------------------------------------------------------
                           PART II - OTHER INFORMATION
--------------------------------------------------------------------------------


ITEM 1.  LEGAL PROCEEDINGS                                               24


ITEM 2.  REPURCHASE OF SECURITIES                                        25


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                25

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                          November     February
                                                          26, 2005     26, 2005
                                                          --------     --------
                                                          (amounts in thousands,
                                                            except share data)
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents ..........................   $  31,854    $  36,442
  Short-term investments .............................      60,593       69,955
  Accounts receivable, net ...........................      27,441       27,851
  Inventories, net....................................      35,904       32,936
  Income tax receivable ..............................         549          338
  Deferred tax assets ................................       3,304        3,616
  Prepaid expenses and other current assets ..........      13,378       14,541
                                                         ---------    ---------
        TOTAL CURRENT ASSETS .........................     173,023      185,679

PROPERTY, PLANT AND EQUIPMENT ........................      30,572       34,983
  Less:  accumulated depreciation and amortization ...      19,274       22,430
                                                         ---------    ---------
        PROPERTY, PLANT AND EQUIPMENT, NET............      11,298       12,553

GOODWILL .............................................      63,405       67,566
INTANGIBLE ASSETS, net of accumulated amortization ...       7,126        8,544
DEFERRED TAX ASSETS ..................................       4,502        4,222
OTHER ASSETS .........................................      14,742       11,847
                                                         ---------    ---------
        TOTAL ASSETS .................................   $ 274,096    $ 290,411
                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts payable ...................................   $  10,853    $  12,658
  Accrued expenses and other liabilities .............      25,390       27,485
  Deferred tax liabilities ...........................          19          -
  Income taxes payable ...............................       2,886        7,390
                                                         ---------    ---------
        TOTAL CURRENT LIABILITIES ....................      39,148       47,533

OTHER LIABILITIES ....................................      24,770       23,689
                                                         ---------    ---------
        TOTAL LIABILITIES ............................      63,918       71,222
                                                         ---------    ----------

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share; authorized
    10,000,000 shares, none issued ...................         -           -

  Common stock, par value $.01 per share; authorized
    100,000,000 shares; issued 49,244,000 shares as
    of November 26, 2005 and February 26, 2005 ........        492          492

  Additional paid-in capital .........................      28,293       28,293

  Treasury stock, 9,017,000 shares and 8,790,000 shares
    as of November 26, 2005 and February 26, 2005 ......   (87,099)     (85,060)

  Retained earnings ..................................     272,434      275,226

  Minimum pension liability adjustment ...............      (5,824)      (5,824)

  Cumulative foreign currency adjustment..............       1,882        6,062
                                                          ---------    ---------
        TOTAL STOCKHOLDERS' EQUITY ...................     210,178      219,189
                                                         ---------    ---------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...   $ 274,096    $ 290,411
                                                         =========    =========

See Notes to Condensed Consolidated Financial Statements.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                      Thirteen weeks ended        Thirty-nine weeks ended
                                   November        November       November        November
                                   26, 2005        27, 2004       26, 2005        27, 2004
                                 ------------    ------------   ------------    ------------
                                          (amounts in thousands, except share data)
Net sales                        $     72,808    $     70,278   $    226,328    $    226,275
Cost of sales                          51,502          46,657        149,001         142,724
                                 ------------    ------------   ------------    ------------
   Gross profit on sales               21,306          23,621         77,327          83,551

Other income (expense), net               437             (54)         1,582             790
Selling, general and
  administrative expenses              23,044          20,200         76,325          70,282
                                 ------------    ------------   ------------    ------------
   (Loss) income from operations       (1,301)          3,367          2,584          14,059

Interest income, net                    1,044             883          2,581           1,924
                                 ------------    ------------   ------------    ------------
Income (loss) before (benefit)
 provision for income taxes              (257)          4,250          5,165          15,983

(Benefit) provision
 for income taxes                        (286)          1,377           (716)          5,211
                                 ------------    ------------   ------------    ------------
Net income from continuing
 operations                                29           2,873          5,881          10,772
Loss from discontinued
 operations - net of tax               (3,691)          (  82)        (3,809)          ( 224)
                                 ------------    ------------   ------------    ------------
   Net (loss) income             $     (3,662)   $      2,791   $      2,072    $     10,548
                                 ============    ============   ============    ============


Basic net income (loss) per share
  -From continuing operations       $    0.00       $    0.07      $    0.15       $    0.27
  -After discontinued operations    $   (0.09)      $    0.07      $    0.05       $    0.26

Fully diluted net income (loss)
  per share
  -From continuing operations       $    0.00    $       0.07      $    0.14       $    0.26
  -After discontinued operations    $   (0.09)   $       0.07      $    0.05       $    0.26


Weighted average shares
 outstanding - basic               40,464,000      40,412,000     40,477,000      40,482,000
             - diluted             41,139,000      41,253,000     41,315,000      41,280,000



See Notes to Condensed Consolidated Financial Statements.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME


                                Thirteen weeks ended   Thirty-nine weeks ended
                                 November  November      November   November
                                 26, 2005  27, 2004      26, 2005   27, 2004
                                 --------  --------      --------   --------
                                  (amounts in thousands, except share data)

Net income (loss)                $(3,662)    $ 2,791     $ 2,072     $10,548

Currency translation adjustment   (1,738)       (504)     (4,180)     (2,127)
                                 -------     -------     -------     -------
Comprehensive income (loss)      $(5,400)    $ 2,287     $(2,108)    $ 8,421
                                 =======     =======     =======     =======



































See Notes to Condensed Consolidated Financial Statements.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         Thirty-nine weeks ended
                                                          November     November
                                                          26, 2005     27, 2004
                                                          --------     --------
                                                          (amounts in thousands)

Cash flows from operating activities:

Net income                                                $  2,072     $ 10,548
  Adjustments to reconcile net income to cash
  (used in)/ provided by operating activities:
    Depreciation and amortization                            4,725        4,717
    Deferred income taxes                                       51        2,699
    Net asset impairment write-down related to
        discontinued operations                              3,541          --

Changes in operating assets and liabilities:

  Accounts receivable                                          410        9,783
  Inventories                                               (2,968)       2,895
  Income tax receivable/payable                             (4,715)         363
  Prepaid expenses and other current assets                  1,163         (834)
  Payables and other current liabilities                    (3,900)         116
  Cumulative foreign currency adjustment and other          (1,605)       1,410
                                                          --------     --------
    Cash (used in)/provided by operating activities         (1,226)      31,697
                                                          --------     --------

Cash flows from investing activities:

  Purchases of short-term investments                     (298,891)    (137,110)
  Proceeds from the sale of short-term investments         308,253      114,015
  Additions to property, plant and equipment                (2,192)      (1,660)
                                                          --------     --------
    Cash provided by/(used in) investing activities          7,170      (24,755)
                                                          --------     --------

Cash flows from financing activities:

  Dividends paid to stockholders                            (4,864)      (4,887)
  Purchase of treasury stock                                (3,080)      (4,123)
  Exercise of stock options                                  1,041        1,049
                                                          --------     --------
    Cash used in financing activities                       (6,903)      (7,961)
                                                          --------     --------

Effect of exchange rates on cash and cash equivalents       (3,629)         790
                                                          --------     --------
Net decrease in cash and cash equivalents                 $ (4,588)    $   (229)
                                                          ========     ========

Cash and cash equivalents at beginning of year              36,442       56,959
                                                          --------     --------
Cash and cash equivalents at end of period                $ 31,854     $ 56,730
                                                          --------     --------

Supplemental disclosure of cash flow information:
  Interest paid                                           $     74     $    203
  Income taxes paid                                       $  2,019     $  2,941

===============================================================================

See Notes to Condensed Consolidated Financial Statements.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  AS OF NOVEMBER 26, 2005 AND FEBRUARY 26, 2005
             AND FOR THE THIRTEEN AND THIRTY-NINE WEEK PERIODS ENDED
                     NOVEMBER 26, 2005 AND NOVEMBER 27, 2004


1.   Summary of Significant Accounting Policies

     Basis  of  Presentation:

     The accompanying unaudited condensed interim consolidated financial statements have been prepared by The Topps Company, Inc. and its subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, considered necessary for a fair presentation. Operating results for the thirty-nine week periods ended November 26, 2005 and November 27, 2004 are not necessarily indicative of the results that may be expected for the year. For further information, refer to the consolidated financial statements and notes thereto in the Company's annual report for the year ended February 26, 2005.

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


                                        For the thirteen weeks ended
                                 November 26, 2005          November 27, 2004
                              -----------------------   ------------------------
                              As reported   Pro forma   As reported   Pro forma
                              -----------------------   ------------------------
                                             (amounts in thousands)
     Net (loss) income,
       as reported               $ (3,662)   $ (3,662)     $ 2,791      $ 2,791
     Less: Stock-based
       employee compensation          --         (41)          --          (173)
     Pro forma net (loss) income $ (3,662)   $ (3,703)     $ 2,791      $ 2,618
     Net (loss) income per share:
       Basic .................   $ (0.09)    $  (0.09)     $  0.07      $  0.06
       Diluted ...............   $ (0.09)    $  (0.09)     $  0.07      $  0.06
     --------------------------------------------------------------------------


                                        For the thirty-nine weeks ended
                                 November 26, 2005          November 27, 2004
                              -----------------------   ------------------------
                              As reported   Pro forma   As reported   Pro forma
                              -----------------------   ------------------------
                                             (amounts in thousands)
     Net (loss) income,
       as reported               $  2,072    $ 2,072      $ 10,548     $ 10,548
     Less: Stock-based
       employee compensation          --        (245)          --          (485)
     Pro forma net (loss) income $  2,072    $ 1,827      $ 10,548     $ 10,063
     Net (loss) income per share:
       Basic .................   $  0.05     $  0.05      $  0.26      $  0.25
       Diluted ...............   $  0.05     $  0.04      $  0.26      $  0.24
     --------------------------------------------------------------------------

     Options have an exercise price equal to the market price on the date prior to the grant date and typically vest over a three-year period. No options were issued in the thirty-nine weeks of fiscal 2006. With respect to options issued in prior years, in determining the preceding pro forma amounts under SFAS 123, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions: $0.16 per share dividend on fiscal 2005 and fiscal 2004 options, risk free interest rate, estimated volatility and expected life as follows: fiscal 2005 options - 4.4%, 32% and 5.8 years, respectively; fiscal 2004 options - 4.4%, 38% and 6.5 years, respectively.


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


3.   Accounts Receivable

                                         November       February
                                         26, 2005       26, 2005
                                        ---------       --------
                                         (amounts in thousands)


        Gross receivables               $ 53,271        $ 51,265
        Reserve for returns              (22,532)        (20,824)
        Other reserves                    (3,298)         (2,590)
                                        --------        --------
          Net receivables               $ 27,441        $ 27,851
                                        ========        ========

     Other reserves consist of allowances for discounts, doubtful accounts and customer deductions for marketing promotional programs.


4.   Inventories
                                         November       February
                                         26, 2005       26, 2005
                                        ---------       --------
                                         (amounts in thousands)

        Raw materials                   $  9,757        $  7,468
        Work in process                    4,265           3,703
        Finished products                 21,882          21,765
                                        --------        --------
          Total inventory, net          $ 35,904        $ 32,936
                                        ========        ========

     Obsolete inventory reserves for each category are included in the amounts shown above.

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


                                 Thirteen weeks ended   Thirty-nine weeks ended
                                 November    November    November    November
                                 26, 2005    27, 2004    26, 2005    27, 2004
                                 --------    --------   ---------    ---------
                                             (amounts in thousands)
Net Sales

Confectionery                    $ 27,397    $ 28,992    $113,684    $113,181
Entertainment                      45,411      41,286     112,644     113,094
                                 --------    --------    --------    --------
Total                            $ 72,808    $ 70,278    $226,328    $226,275
                                 ========    ========    ========    ========

Contributed Margin

Confectionery                    $  7,464    $  8,885    $ 33,371    $ 37,664
Entertainment                       9,681      12,883      27,943      35,174
                                 --------    --------    --------    --------
Total                            $ 17,145    $ 21,768    $ 61,314    $ 72,838
                                 ========    ========    ========    ========

Reconciliation of Contributed
  Margin to (Loss) Income Before
  Provision for Income Taxes:

Total contributed margin         $ 17,145    $ 21,768    $ 61,314    $ 72,838
Unallocated selling, general
  and administrative expenses
  and manufacturing overhead      (16,870)    (16,791)    (55,447)    (54,852)
Depreciation and amortization      (2,013)     (1,556)     (4,865)     (4,717)
Other income (expense), net           437        ( 54)      1,582         790
                                 --------    --------    --------    --------
(Loss) income from operations      (1,301)      3,367       2,584      14,059
Interest income, net                1,044         883       2,581       1,924
                                 --------    --------    --------    --------
(Loss) income before provision
  for income taxes                  ( 257)      4,250       5,165      15,983
                                 --------    --------    --------    --------
(Benefit) provision for taxes       ( 286)      1,377       ( 716)      5,211
Loss from discontinued operations,
  net of tax                       (3,691)      (  82)     (3,809)     ( 224)
                                 --------    --------    --------    --------
Net (loss) income                $ (3,662)   $  2,791    $  2,072    $ 10,548
                                 ========    ========    ========    ========

6.   Common Stock

     In June 2003, the Board of Directors of the Company initiated a regular quarterly cash dividend of $0.04 per share. On October 5, 2005, the Board of Directors declared its third quarter cash dividend of $0.04 per share, or $1,625,000 payable on November 1, 2005 to shareholders of record on October 18, 2005.

     In October 1999, the Company's Board of Directors authorized the repurchase of up to 5 million shares of the Company's common stock. In October 2001, the Company completed the authorization and the Board approved the purchase of another 5 million shares.

     During the first half of fiscal 2006, the Company did not purchase any shares due to a strategic business review being performed by investment banking and consulting firms. In September 2005, the Company entered into a written trading plan that complies with Rule 10b5-1 under the Securities and Exchange Act of 1934, as amended, which provides for the purchase of up to 500,000 shares for each of the next four quarters starting in the third quarter of fiscal 2006 at the prevailing market price, per share, subject to certain conditions. In addition, the Board of Directors increased the outstanding share authorization by 3,390,700 shares to 5 million shares. As of November 26, 2005, the Company had purchased 429,586 shares under this amended authorization, leaving 4,570,414 shares available for future purchases.

     Each of the members of the Board of Directors who is not an employee of the Company annually receives $20,000 of restricted stock, which is issued out of treasury stock and vests over one year.


7.   Credit Agreement

     On September 14, 2004, the Company entered into a new credit agreement with JPMorgan Chase Bank. The agreement provides for a $30.0 million unsecured facility to cover revolver and letter of credit needs and expires on September 13, 2007. Interest rates are variable and a function of market rates and the Company's earnings before interest, taxes, depreciation and amortizaiton. The credit agreement contains restrictions and prohibitions of a nature generally found in loan agreements of this type and requires the Company, among other things, to comply with certain financial covenants, limits the Company's ability to sell or acquire assets or borrow additional money and places certain restrictions on the purchase of Company shares and the payment of dividends. The credit agreement may be terminated by the Company at any point over the three-year term (provided the Company repays all outstanding amounts thereunder) without penalty.

     There was no debt outstanding under the credit agreement as of November 26, 2005 or February 26, 2005.


8.   Discontinued Operations - thePit.com

     In August 2001 the Company acquired all the outstanding common stock of thePit.com, Inc., which operated a sports card exchange, for a net cash purchase price of $5.7 million. The acquisition was accounted for using the purchase method of accounting and resulted in recognizing $0.8 million in intangible assets and $4.1 million in goodwill. The Company included this subsidiary in the Entertainment segment of its business. The Company was unable to operate the subsidiary profitably and in November 2005 received an offer to purchase the subsidiary for $360,000, with payments to be made over four years. This amount is the Company's best estimate for the fair value of the business.

     Per Statement of Accounting Standards No. 144 "Accounting for the Impairment of Long-Lived Assets", the net book value of the assets of thePit.com, Inc., which consisted primarily of the $4.1 million goodwill from the acquisition as well as smaller amounts of inventory, and unamortized intangibles, was written down $3,541,000 net of tax to $360,000, which is the fair value of the assets based on the expected proceeds from the sale of the subsidiary. The $360,000 fair value is included in prepaid expenses and other current assets as of November 26, 2005. These assets and liabilities are classified as held for sale.

     The $3,541,000 write-down of the assets to fair value and, additionally, the $268,000 loss from operations net of tax of the Pit.com, Inc. for the thirty-nine weeks of fiscal 2006, which total $3,809,000, are being reported as Loss from discontinued operations - net of tax on a separate line on the Condensed Consolidated Statements of Operations. Results for the quarter of $3,691,000 and the loss from operations for the prior year are also reported separately net of tax on the Condensed Consolidated Statements of Operations and comprises the $3,541,000 write-off of the assets to fair value and $150,000 loss from operations net of tax for the Pit.com, Inc.

     Third quarter year-to-date fiscal 2006 revenue for the Pit.com, Inc. was $874,000 and pre-tax loss was $229,000. Third quarter fiscal 2006 revenue was $252,000 and pretax loss was $74,000. Third quarter fiscal 2005 revenue was $373,000 and pretax loss was $116,000.


9.   Reclassifications

     Cash and cash equivalents and short-term investments in the prior years' financial statements have been reclassified to conform with the current year's presentation.

     The Company has reclassified its portfolio of auction rate securities ("ARS") from cash to short-term investments, in line with recent clarification from regulatory bodies. The Company classified approximately $69,955,000 as of February 26, 2005 and reclassified $36,878,000 and $47,403,000 in investments in ARS as of February 28, 2004 and November 27, 2004, respectively. Year-over-year changes in the amounts of these securities are now being reflected under investing activities on the Consolidated Statements of Cash Flows. The impact of the reclassification on investing activities, related to the ARS, was approximately ($23,095) for the period ended November 27, 2004.


10.  Goodwill and Intangible Assets

     On March 3, 2002, the Company adopted SFAS 141 "Business Combinations" and SFAS 142 "Goodwill and Other Intangible Assets" which require the Company to prospectively cease amortization of goodwill and instead conduct periodic tests of goodwill for impairment. Intangible assets as of November 26, 2005 and February 26, 2005 were as follows:

                                                        (amounts in thousands)
                                          November 26, 2005                  February 26, 2005
                                    Gross                           '   Gross
                                  Carrying   Accumulated            ' Carrying    Accumulated
                                    Value   Amortization     Net    '   Value    Amortization     Net
                                  --------  ------------  --------  ' --------   ------------  --------
Licenses and Contracts ........   $ 21,569   $(18,443)    $  3,126  ' $ 21,569    $(17,942)    $ 3,627
Intellectual Property .........     18,784    (15,059)       3,725  '   18,784     (14,284)      4,500
Software and Other ............      2,483    ( 2,483)          -   '    2,953     ( 2,811)        142
Minimum Pension Liability......        275         -           275  '      275          -          275
                                  --------   ---------    --------  ' --------     ---------   --------
Total Intangibles .............   $ 43,111   $(35,985)    $  7,126  ' $ 43,581     $(35,037)   $ 8,544
                                  ========   =========    ========  ' ========     =========   ========

     In connection with the classification of the fair value of the assets of thePit.com as available for sale $0.1 million of intangible assets and $4.1 million of goodwill were determined to be impaired and were written off in the third quarter of fiscal 2006.

     Useful lives of the Company's intangible assets have been established based on the Company's intended use of such assets and their estimated period of future benefit, which are reviewed periodically. Useful lives are as follows:

                                                             Weighted Average
                Category                Useful Life        Remaining Useful Life
                --------                -----------        --------------------
          Licenses and Contracts          15 years                4.7 years
          Intellectual Property            6 years                3.6 years


     The weighted average remaining useful life for the Company's intangible assets in aggregate is 4.0 years. Over the next five years, the Company estimates annual amortization of the intangible assets detailed above to be as follows:


                           Fiscal Year(s)               Amount
                           --------------               ------
                                                     (in thousands)
                                2006                    $ 1,844
                                2007                    $ 1,703
                                2008                    $ 1,703
                                2009                    $ 1,703
                                2010 and thereafter     $ 1,316


     In addition to the  amortization  of  intangibles  listed  above,  reported
     amortization   expense,   which  was  $1,715,000  and  $1,863,000  for  the
     thirty-nine weeks ended November 26, 2005 and November 27, 2004, respectively, included amortization of deferred financing fees and deferred compensation costs.

     Following the write-down of the goodwill associated with thePit.com, Inc., reported goodwill was reduced from $67,566,000 as of February 26, 2005 to $63,405,000 as of November 26, 2005, as follows:


                                        November        February
                                        26, 2005        26, 2005
                                        --------        --------
                                         (amounts in thousands)

        Confectionery ...............   $  7,699        $  7,699
        Entertainment ...............     55,706          59,867
                                        --------        --------
          Total goodwill ............   $ 63,405        $ 67,566
                                        ========        ========


11.  Legal Proceedings

     On November 19, 2001 Media Technologies, Inc. sued the Company and nine other manufacturers of trading cards in the Federal District Court for the Central District of California for their sales of all types of "relic" cards that contain an authentic piece of equipment, i.e., a piece of sporting equipment or jersey. Plaintiffs alleged infringement of U.S. Patent Nos. 5,803,501 and 6,142,532. On May 23, 2005, the Company entered into a settlement agreement in which it paid Media Technologies, Inc. a sum of $2,000,000 which is being amortized over the term of the contract. Media Technologies, Inc. agreed to dismiss all claims against the Company and to issue a license to the Company to distribute relic cards for seven years. The Company further agreed that under certain conditions which may arise in the future, it would make additional payments to Media Technologies, Inc. as part of the ongoing license.

     In September of 1999, the Company filed a lawsuit against Cadbury Stani S.A.I.C. ("Stani"), a corporation organized and existing under the laws of Argentina, in federal court in the Southern District of New York. The case centers on the licensing relationship the parties had since 1957 in which the Company had granted Stani the exclusive right to manufacture and
     distribute   gum  using  the  Bazooka   brand  and  related   formulas  and
     technologies in Argentina, Bolivia, Chile, Paraguay and Uruguay. In particular, at issue is a 1980 Licensing Agreement (the "Agreement") between the parties and a 1985 Amendment to that Agreement. In its September 17, 2003 Fourth Amended complaint, the Company alleges that Stani continued to use the Company's proprietary and specialized knowledge and experience, and its trade secrets, regarding the production of gum after the Agreement's expiration in April 1996, that it unlawfully disclosed this information to Cadbury Schweppes PLC ("Schweppes") which purchased Stani in 1993 and that it deliberately concealed its use and disclosure from the Company. The Company has filed claims for breach of contract, misappropriation of trade secrets and fraudulent inducement to enter into the 1985 Amendment. The Company is seeking to recover disgorgement of Stani's profits, certain lost royalties and punitive damages, interest and costs. It is also seeking a permanent injunction against Stani's future use and dissemination of the Company's proprietary information and trade secrets. In the Fourth Amended Complaint, the Company demanded damages in excess of $250 million. The Fourth Amended Complaint also initially contained claims against Schweppes, which the parties agreed to dismiss on February 4, 2003.

     On December 17, 2003, Stani moved for partial summary judgment and to limit the Company's possible damages. In part, Stani alleged that certain claims were barred by the statute of limitations and that neither disgorgement of Stani's profits nor punitive damages were available remedies to the Company on any of its claims. The Court heard oral argument from counsel on January 14, 2005. In its August 2, 2005 decision, the Court denied Stani's summary judgment motion, in part, and ruled that (i) the Company's claims were not barred by the statute of limitations; and (ii) disgorgement of profits and punitive damages are available remedies on the Company's misappropriation of trade secrets claims. The Court granted Stani's summary judgment motion, in part, and ruled that (i) disgorgement of profits and punitive damages are not available remedies on the Company's breach of contract and fraudulent inducement claims; and (ii) Stani was not estopped from claiming the 1985 Amendment altered the 1980 Agreement.

     The case is scheduled for trial in March 2006. If the Company ultimately prevails in this litigation, it could have a material impact on the Company's consolidated financial statements.

     On December 12, 2003, WizKids, Inc. ("Wizkids") and Jordan Weisman filed a complaint in Washington state court for professional malpractice, breach of fiduciary duty and disgorgement of fees against the law firm Michael, Best & Friedrich, LLP ("MB&F") and Timothy Kelley, one of its partners, based on their submission of a PCT patent application for WizKids' combat dial that alleged to have prejudiced WizKids' United States patent rights by failing to designate the United States as one of the member states for subsequent conversion to a national application. In a settlement reached on October 31, 2005, defendants agreed to pay Wizkids $2,950,000. This amount is included net of the related legal fees in selling, general, and administrative expenses in the third quarter of fiscal 2006.

     The Company is a party in several other civil actions which are routine and incidental to its business. In management's opinion, after consultation with legal counsel, these other actions will not have a material adverse effect on the Company's financial condition or results of operations.

12.  Employee Benefit Plans

     The components of net periodic benefit costs for the thirteen and thirty-nine weeks ended November 26, 2005 and November 27, 2004 are as follows:


                                                               Postretirement
                                               Pension           Healthcare
     ---------------------------------------------------------------------------
                                          November  November  November  November
     Thirteen Weeks                       26, 2005  27, 2004  26, 2005  27, 2004
     ---------------------------------------------------------------------------
                                                  (amounts in thousands)
     Service cost                         $  399    $  355    $   93     $   76
     Interest cost                           618       604       143        142
     Expected return on plan assets         (551)     (524)       -          -
     Amortization of:
        Initial transition obligation       ( 16)     ( 15)       50         50
        Prior service cost                    13        33        -          -
        Actuarial losses                     238       202        10         -
                                          ------     ------   ------     ------
     Net periodic benefit cost            $  701     $ 655    $  296     $  268
                                          ======     ======   ======     ======
     ---------------------------------------------------------------------------


                                                               Postretirement
                                               Pension           Healthcare
     ---------------------------------------------------------------------------
                                          November  November  November  November
     Thirty-nine weeks                    26, 2005  27, 2004  26, 2005  27, 2004
     ---------------------------------------------------------------------------
                                                  (amounts in thousands)
     Service cost                         $1,197    $1,065    $  279     $  228
     Interest cost                         1,854     1,811       429        426
     Expected return on plan assets       (1,653)   (1,572)       -          -
     Amortization of:
        Initial transition obligation       ( 48)     ( 45)      150        150
        Prior service cost                    39        99        -          -
        Actuarial losses                     714       606        30         -
                                          ------     ------   ------     ------
     Net periodic benefit cost            $2,103    $1,964    $  888     $  804
                                          ======    ======    ======     ======
     ---------------------------------------------------------------------------


     The fiscal 2006 costs are estimated based on actuarial assumptions, and actual costs will be adjusted at the end of the fiscal year.


13.  Recently Issued Accounting Pronouncements

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

     In December 2004, the FASB issued SFAS 123 (revised 2004), "Share-Based Payments", which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements starting with interim statements issued after June 15, 2005. The SEC has since extended the date to be effective for fiscal years beginning after June 5, 2005. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. SFAS 123(R) (revised 2004) replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". The Company is currently evaluating the impact of adopting this standard on its future financial statements.

     In December 2004, the FASB issued FASB Staff Position ("FSP") 109-b, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision With the American Job Creation Act of 2004". The Act introduces a one time dividend received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer provided certain criteria are met. An enterprise that is evaluating the repatriation provision shall apply the provisions of Statement 109 as it decides on a plan for reinvestment or repatriation without the effects of the repatriation provision until it has decided on a plan. The range of possible amounts the Company is considering for repatriation under that provision is between zero and $11 million. The related potential range of income tax effects is between zero and $0.4 million.

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


15.  Restructuring Charge

     On September 29, 2005, a restructuring program was announced which separates the Confectionery and Entertainment businesses to the extent practical and streamlines the organizational structure through headcount reductions. In connection with the headcount reductions, the Company incurred a charge of approximately $1.3 million in the third quarter (of which $0.2 million was paid within the third quarter) and will incur a charge of approximately $1.4 million in the fourth quarter.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
-------------------------------------------------------


To The Board of Directors and Stockholders of The Topps Company, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of The Topps Company, Inc. and subsidiaries (the "Company") as of November 26, 2005, and the related condensed consolidated statements of operations, and comprehensive income (loss) for the thirteen and thirty-nine week periods ended November 26, 2005 and November 27, 2004 and of cash flows for the thirty-nine week periods ended November 26, 2005 and November 27, 2004. These interim financial statements are the responsibility of the Company's management.

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

We have  previously  audited,  in  accordance  the with  standards of the Public
Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of February 26, 2005, and the related consolidated statements of operations, stockholders' equity, comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated May 10, 2005 (May 23, 2005 as to note 22), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 26, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




/s/   DELOITTE & TOUCHE LLP
---------------------------
      DELIOTTE & TOUCHE LLP



New York, New York
January 5, 2006

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, net sales by key business segment:


                         Thirteen weeks ended       Thirty-nine weeks ended
                        November      November      November      November
                        26, 2005      27, 2004      26, 2005      27, 2004
                        --------      --------      ----------    --------
                                    (in thousands of dollars)
     Net Sales

     Confectionery      $ 27,397      $ 28,992      $ 113,684     $ 113,181
     Entertainment        45,411        41,286        112,644       113,094
                        --------      --------      --------      ---------
     Total              $ 72,808      $ 70,278      $ 226,328     $ 226,275
                        ========      ========      =========     =========
     -----------------------------------------------------------------------



Third Quarter Fiscal Year 2006 (thirteen weeks ended November 26, 2005) versus Third Quarter Fiscal Year 2005 (thirteen weeks ended November 27, 2004)


Net sales for the third quarter of fiscal 2006 were $72.8 million, an increase of $2.5 million, or 3.6%, from $70.3 million in the same period last year. Changes in foreign currency rates versus the dollar reduced revenue by $0.5 million in this year's quarter, without which sales would have increased $3.0 million.

Net sales of confectionery products, which include, among other things, Ring Pop, Push Pop, Baby Bottle Pop, Juicy Drop Pop, Bazooka brand bubble gum and licensed candy products, were $27.4 million in the third quarter of this year, a decrease of $1.6 million, or 5.5%, from $29.0 million in fiscal 2005. This decrease was largely a function of lower US sales of Ring Pop and Push Pop, partially offset by continued distribution gains of Juicy Drop Pop and improved performance of Baby Bottle Pop driven by successful advertising and promotional campaigns. Weaker foreign currencies had a modestly negative impact on confectionery sales in this year's quarter.

Net sales of entertainment products, which include cards, stickers, sticker albums and the WizKids line of strategy games, were $45.4 million in the third quarter of fiscal 2006, an increase of $4.1 million, or 10.0%, from $41.3 million in the same period last year. This increase reflected double-digit growth of US sports cards sales, despite the negative impact of a new baseball agreement which prevents shipment of new season products until February. Increases in sports card sales were a function of an almost doubling in sales of football products driven by a strong rookie line up, products and promotions featuring Topps' 50th anniversary of marketing football products and a reduction in the number of other football products in the market due to the liquidation of a long-term competitor. Sales of WizKids' gaming products also exceeded prior year, a function of the expansion of the constructible strategy game format to include additional Pirates releases and the introduction of Nascar-themed products. Sales of non-sports publishing products decreased in the period this year, reflecting a significant slowing in sales of products featuring WWE in Europe. Additionally, sales of European sports sticker album products were below year ago levels, primarily as a result of the timing of shipment of the Italian Calcio product. Weaker foreign currencies had a modestly negative impact on sales in the quarter this year.

Gross profit as a percentage of net sales in the third quarter of fiscal 2006 was 29.3% as compared with the third quarter of last year which was 33.6%. This decline reflected higher provisions for returns driven by the slowdown in WWE product sales and WizKids' expansion into the mass market which carries return privileges. Higher US confectionery trade spending and an increase in listing and slotting fees as we expand distribution in Europe put further pressure on gross profit margins.

SG&A expense was $23.0 million in the third quarter fiscal 2006, up from $20.2 million in fiscal 2005. As a percentage of net sales, SG&A was 31.7% in the third quarter of fiscal 2006 versus 28.7% in the third quarter of fiscal 2005. A key factor in higher SG&A was an increase in marketing expenses caused by the return to more normalized levels of advertising on the US confectionery business as well as promotions associated with European entertainment releases. Also in the third quarter fiscal 2006, the Company recognized certain one-time expenses. A total of $1.3 million in restructuring-related severance, pension and medical costs were recorded in the period related to the September 2005 reorganization. A related expense of $1.4 million will be recorded in the fourth quarter of this year. The Company expects to save $2.5 million in salaries and related costs annually as a result of this reorganization. Additionally, associated with the implementation of a new fixed asset register, the Company recognized a $0.8 million write-down of net fixed assets in the quarter, split equally between net assets that had been previously taken out of service and certain assets that had been under-depreciated. Additionally, SG&A expense benefited from a $2.3 million legal settlement, net of legal costs, stemming from WizKid's patent litigation. Lastly, overhead expenses were higher in the quarter this year due to increases associated with confectionery merchandising, bad debt and normal salary inflation.

Net interest income of $1,044,000 in the third quarter of fiscal 2006 was higher than the third quarter of fiscal 2005 due to more favorable interest rates.

The Company reflects provisions for federal, state and local income taxes in accordance with statutory income tax rates. The Company reported an effective tax rate of 111.3% in the third quarter of fiscal 2006, resulting from a tax benefit recorded over a pre-tax loss, versus an effective tax rate of 32.4% in the third quarter of fiscal 2005. The benefit results from permanent items such as an R&D credit, tax-exempt interest, and other tax planning. The rate difference from last year's quarter results from the magnitude of these permanent items relative to the lower pre-tax income base.

The Company reported net income before discontinued operations in the third quarter of fiscal 2006 of $29,000 versus $2.9 million in the third quarter of fiscal 2005. Additionally, the Company recognized a net loss net of tax from the discontinuation of thePit.com business of $3.7 million this year versus an after-tax loss of $82,000 last year. Net loss after discontinued operations was $3.7 million, or $0.09 per diluted share in the period this year, versus net income of $2.8 million, or $0.07 per diluted share last year.



Fiscal 2006 (thirty-nine weeks ended November 26, 2005) compared to Fiscal 2005 (thirty-nine weeks ended November 27, 2004)


Net sales in the third quarter fiscal 2006 year-to-date in fiscal 2006 period of $226.3 million were flat versus the third quarter year-to-date period in fiscal 2005. Stronger foreign currencies versus the dollar served to increase this year's sales by $1.0 million, primarily in the first quarter, without which sales would have decreased by a like amount.

Net sales of confectionery products were $113.7 million in the third quarter fiscal 2006 year-to-date period, an increase of $0.5 million, or 0.4%, from $113.2 million in fiscal 2005. Stronger foreign currencies contributed $0.7 million, without which sales would have decreased by $0.2 million. Higher sales were a function of distribution gains of Juicy Drop Pop in the U.S., the roll out of Mega Mouth Spray in Japan and Argentina and a resurgence in sales of Pokemon products, now in its fifth year.

Net sales of entertainment products in the third quarter fiscal 2006 year-to-date period were $112.6 million, a decrease of $0.5 million, or 0.4%, from $113.1 million in the third quarter year-to-date period in fiscal 2005. Stronger foreign currencies added $0.3 million to sales this year, without which sales would have decreased $0.8 million. The absence of the European Football Championship, which occurs every four years, and related products this year and the fourth quarter versus third quarter release in Italian soccer products were the primary reasons for the year-over-year sales decline. Net sales of non-sports publishing products increased in the period this year driven by strong first-half sales of WWE products as well as solid performances from Star Wars, Barbie and Wacky Packages.

Gross profit as a percentage of net sales in the third quarter fiscal 2006 year-to-date was 34.2% as compared with 36.9% for the same period in fiscal 2005. This decline reflected an increase in provisions for returns associated with WWE in Italy, and WizKids' expansion into the mass market. Higher levels of trade spending associated with the US and European confectionery businesses also contributed to lower gross profit margins this year.

Third quarter year-to-date SG&A expense was $76.3 million for fiscal 2006 compared with $70.3 million during the same period in fiscal 2005. As a percent of net sales, SG&A was 33.7%, 2.6% points higher than last year. Excluding the impact of a $1.9 million European Community fine in the fiscal 2005 first quarter, the year-over-year increase in SG&A for the period was $7.9 million. This increase was in part the result of higher advertising and marketing costs due to the reinstatement of U.S. confectionery advertising levels and a national television campaign in support of WizKids' launch of their Pirates products in the mass market. Additionally, SG&A was driven up this year by costs associated with the September 2005 reorganization and the write-down of fixed assets. SG&A expenses benefited in the period this year by $1.8 million due to the WizKids' legal settlement, net of year-to-date legal costs. Other overhead increases this year are associated with merchandising support for the US confectionery business, implementation of ERP and other new systems and increases in bad debt and legal costs.

Third quarter year-to-date net interest income fiscal 2006 increased to $2.6 million from $1.9 million in fiscal 2005 due to higher interest rates.

Included in the third quarter fiscal 2006 year-to-date tax benefit line, the Company recognized a tax credit due to the reversal of approximately $1.6 million of tax reserves following the completion of a tax audit. Without the reversal of these reserves, the Company's tax rate would have been 16.9%, which reflects the benefit of foreign tax credits and other tax planning, versus an effective tax rate of 32.6% in the third quarter fiscal 2005 year-to-date provision.

The Company reported net income before discontinued operations in the third-quarter fiscal 2006 year-to-date period of $5.9 million as compared to $10.8 million in the third-wuarter fiscal 2005 year-to-date period. Additionally, the Company reported an after-tax loss on discontinued operations of $3.8 million in the third-quarter fiscal 2006 year-to-date period, and $224,000 in the third-quarter fiscal 2005 year-to-date period, reflecting the decision to exit thePit.com internet business. Net income after discontinued operations in the third-quarter fiscal 2006 year-to-date period was $2.1 million this year, or $0.05 per diluted share, versus $10.5 million last year, or $0.26 per diluted share in the third-quarter fiscal 2005 year-to-date period.


Other Matters
-------------

On September 28, 2005, a restructuring program was announced which will separate the Confectionery and Entertainment businesses to the extent practical and streamline the organizational structure through headcount reductions. In connection with the headcount reductions, the Company incurred charges of approximately $2.7 million, of which $1.3 million was recognized in the third quarter, with the balance to be recognized in the fourth quarter.

In November 2005, the Company received an offer to purchase the Pit.com, Inc., a subsidiary purchased in August 2001 which operates a sports card exchange, for $360,000, with scheduled payments to be made over four years. This amount is the Company's best estimate for the fair value of the business. A letter of intent was signed in December 2005 and an initial payment was received. Accordingly, the net assets of thePit.com, Inc. were written down by $4.6 million to this $360,000 amount. Included in this write-down was $4.3 million of goodwill and net intangible assets. There was a $762,000 tax benefit associated with this write-down which is being reported as Loss on discontinued operations - net of tax on the Condensed and Consolidated Statements of Operations.

Finally, associated with the implementation of a new fixed asset register, the Company recognized a $0.8 million write-down of net fixed assets in the quarter, split equally between net assets that had been previously taken out of service and certain assets that had been under-depreciated.

Liquidity and Capital Resources
-------------------------------

Management believes that the Company has adequate reserves to meet its liquidity and capital needs over the foreseeable future as a result of the combination of cash on hand, anticipated cash from operations and credit line availability.

On November 26, 2005, the Company had $31.9 million in cash and cash equivalents and $60.6 million in short-term investments.

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

On September 14, 2004, the Company entered into a new credit agreement with JPMorgan Chase Bank. The agreement provides for a $30.0 million unsecured facility to cover revolver and letter of credit needs and expires on September 13, 2007. Interest rates are variable and a function of market rates and the Company's earnings before interest, taxes, depreciation, and amortization. The credit agreement contains restrictions and prohibitions of a nature generally found in loan agreements of this type and requires the Company, among other things, to comply with certain financial covenants, limits the Company's ability to sell or acquire assets or borrow additional money and places certain restrictions on the purchase of Company shares and the payment of dividends. The credit agreement may be terminated by the Company at any point over the three-year term (provided the Company repays all outstanding amounts thereunder) without penalty.

In October 1999, the Company's Board of Directors authorized the repurchase of up to 5 million shares of the Company's common stock. In October 2001, the Company completed the authorization and the Board approved the purchase of another 5 million shares.


During the first half of fiscal 2006, the Company did not purchase any shares due to a strategic business review being performed by investment banking and consulting firms. In September 2005, the Company entered into a written trading plan that complies with Rule 10b5-1 under the Securities and Exchange Act of 1934, as amended which provides for the purchase of up to 500,000 shares for each of the next four quarters starting in the third quarter of fiscal 2006 at the prevailing market price, per share, subject to certain conditions. In addition, the Board of Directors increased the outstanding share authorization by 3390,700 shares to 5 million shares. As of November 26, 2005, the Company had purchased 429,586 shares under this amended authorization leaving 4,570,414 shares available for future purchases.

In the thirty-nine weeks ended November 26, 2005, the Company's net decrease in cash and cash equivalents was $4.6 million versus a decrease of $0.2 million in the comparable period of fiscal 2005.

Cash used by operating activities year-to-date this year was $1.2 million versus cash provided of $31.7 million last year. This use of cash was primarily due to a $4.7 million reduction in income taxes payable which included a $1.6 million reversal of a tax reserve following the completion of a tax audit and tax payments in Europe, to a $3.9 million reduction in payables, in part related to payment of fiscal 2005 bonuses, and to a $3.0 million increase in inventories stemming from the timing of board stock purchases and the acquisition of autographs for future sports products. Partially offsetting these uses of cash were net income, depreciation and amortization and a reduction in other assets which included a $4.3 million write-down of the goodwill and net intangible assets from thePit.com, Inc. The prior period favorable cash performance reflected higher net income and a substantial reduction in accounts receivable due to an increase in the returns reserve related to sales of European entertainment products.

Cash provided by investing activities was $7.2 million this year versus a use of cash of $24.8 million last year. Year-to-date this year, short-term investments were reduced by $9.4 million, partially offset by capital spending of $2.2 million, largely related to the rollout of new ERP system. Last year's use of cash of $24.8 million reflected the net purchase of $23.1 million of short-term investments and $1.7 million in capital spending. Fiscal 2006 full year capital spending is projected to be approximately $3.0 million, driven by investments in Ring Pop production equipment and computer software and hardware. Capital spending will be funded out of cash flow from operating activities. The proceeds from the sale of thePit.com, Inc. will be received over the next four years.

Cash used in financing activities of $6.9 million this period reflects $4.9 million in cash dividends and $3.1 million in treasury stock purchases, partially offset by $1.0 million in cash from options exercised. This compares with a total outlay for financing activities of $8.0 million in the same period last year, comprised of $4.9 million in cash dividends and $4.1 million in treasury stock purchases less $1.0 million in stock option exercises. Dividend payments and treasury stock purchases are being funded out of cash flow from operating activities.

There are no material changes outside the ordinary course of business with respect to Company's purchase obligations as presented in the Commitments table included in its Annual Report on Form 10-K for the year ended February 26, 2005.

The Company does not have any off-balance sheet arrangements and, therefore, there is no effect on its financial condition, changes in financial position, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources from this type of arrangement.


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

Additionally, the Company is considering moving production of the Bazooka bubble gum line to a new contract manufacturer in Mexico and to change product formats beginning in fiscal 2007. Should the transition not go as planned, there is a risk of out-of-stocks and lost profit. Additionally, as with any new product format, there is a risk that consumer acceptance will be less than anticipated.

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

Returns Provisions:

In determining the provision for returns, the Company performs an in-depth review of wholesale and retail inventory levels for each product sold, trends in product sell-through by sales channel, and other factors. The provision for returns was $23.2 million in the first thirty-nine weeks of fiscal 2006 and $16.9 million in 2005, which equates to 10.3% and 7.4% of net sales, respectively. The increase in the provision this year was partially the result of higher expected returns on various US sports card and European publishing products and on certain WizKids products sold to retail channels. An increase or decrease in the provision for returns by 1% of net sales would have decreased or increased operating income by approximately $2.3 million.

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

Accrual for Obsolete Inventory:

The Company's accrual for obsolete inventory reflects the cost of items in inventory not anticipated to be sold. This accrual is deemed necessary as a result of discontinued items and packaging or a reduction in forecasted sales and is adjusted periodically based on a review of inventory levels and sales projections. The provision for obsolete inventory was $3.5 million in the thirty-nine weeks of fiscal 2006 and $2.9 million in fiscal 2005, which equates to 1.3% and 1.1% of net sales, respectively. An increase or decrease in the provision for obsolescence by 1% of net sales would have decreased or increased operating income by approximately $2.3 million.

ITEM 3.           DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk associated with activities in derivative financial instruments (e.g., hedging or currency swap agreements), other financial instruments and derivative commodity instruments is confined to the impact of mark-to-market changes in foreign currency rates on the Company's forward contracts and options. The Company has no debt outstanding and does not engage in any commodity-related derivative transactions. As of November 26, 2005, the Company had $18.7 million in contracts which were entered into for the purpose of hedging forecasted receipts and disbursements in various foreign currencies.



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

Changes in internal controls

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange
Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Associated with the implementation of a fixed asset register, the lack of which had been identified as a significant deficiency as of February 26, 2005, the Company recognized a $0.8 million write-down of net fixed assets in the thirteen weeks ended November 26, 2005, split equally between net assets that had been previously taken out of service and certain assets that had been under-depreciated. There were no significant deficiencies or material weaknesses identified, and therefore there were no corrective actions taken.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

     On November 19, 2001 Media Technologies, Inc. sued the Company and nine other manufacturers of trading cards (the "Defendants") in the Federal District Court for the Central District of California for their sales of all types of "relic" cards that contain an authentic piece of equipment, i.e., a piece of sporting equipment or jersey. Plaintiffs alleged infringement of U.S. Patent Nos. 5,803,501 and 6,142,532. On May 23, 2005 the Company entered into a settlement agreement in which it paid Media Technologies, Inc. a sum of $2,000,000 which is being amortized over the term of the contract. Media Technologies Inc. agreed to dismiss all claims against the Company and to issue a license to the Company to distribute relic cards for seven years. The Company further agreed that under certain conditions which may arise in the future, it would make additional payments to Media Technologies, Inc. as part of the ongoing license.

     In September of 1999, the Company filed a lawsuit against Cadbury Stani S.A.I.C. ("Stani"), a corporation organized and existing under the laws of Argentina, in federal court in the Southern District of New York. The case centers on the licensing relationship the parties had since 1957 in which the Company had granted Stani the exclusive right to manufacture and
     distribute   gum  using  the  Bazooka   brand  and  related   formulas  and
     technologies in Argentina, Bolivia, Chile, Paraguay and Uruguay. In particular, at issue is a 1980 Licensing Agreement (the "Agreement") between the parties and a 1985 Amendment to that Agreement. In its September 17, 2003 Fourth Amended complaint, the Company alleges that Stani continued to use the Company's proprietary and specialized knowledge and experience, and its trade secrets, regarding the production of gum after the Agreement's expiration in April 1996, that it unlawfully disclosed this information to Cadbury Schweppes PLC ("Schweppes") which purchased Stani in 1993 and that it deliberately concealed its use and disclosure from the Company. The Company has filed claims for breach of contract, misappropriation of trade secrets and fraudulent inducement to enter into the 1985 Amendment. The Company is seeking to recover disgorgement of Stani's profits, certain lost royalties and punitive damages, interest and costs. It is also seeking a permanent injunction against Stani's future use and dissemination of the Company's proprietary information and trade secrets. In the Fourth Amended Complaint, the Company demanded damages in excess of $250 million. The Fourth Amended Complaint also initially contained claims against Schweppes, which the parties agreed to dismiss on February 4, 2003.

     On December 17, 2003, Stani moved for partial summary judgment and to limit the Company's possible damages. In part, Stani alleged that certain claims were barred by the statute of limitations and that neither disgorgement of Stani's profits nor punitive damages were available remedies to the Company on any of its claims. The Court heard oral argument from counsel on January 14, 2005. In its August 2, 2005 decision, the Court denied Stani's summary judgment motion, in part, and ruled that (i) the Company's claims were not barred by the statute of limitations; and (ii) disgorgement of profits and punitive damages are available remedies on the Company's misappropriation of trade secrets claims. The Court granted Stani's summary judgment motion, in part, and ruled that (i) disgorgement of profits and punitive damages are not available remedies on the Company's breach of contract and fraudulent inducement claims; and (ii) Stani was not estopped from claiming the 1985 Amendment altered the 1980 Agreement.

     The case is scheduled for trial in March 2006. If the Company ultimately prevails in this litigation, it could have a material impact on the Company's consolidated financial statements.

     On December 12, 2003, WizKids, Inc. ("Wizkids") and Jordan Weisman filed a complaint in Washington state court for professional malpractice, breach of fiduciary duty and disgorgement of fees against the law firm Michael, Best & Friedrich, LLP ("MB&F), and Timothy Kelley, one of its partners, based on their submission of a PCT patent application for WizKids' combat dial that alleged to have prejudiced WizKids' United States patent rights by failing to designate the United States as one of the member states for subsequent conversion to a national application. In a settlement reached on October 31, 2005, defendants agreed to pay Wizkids $2,950,000. This amount is included net of the related legal fees in selling, general, and administrative expenses in the third quarter of fiscal 2006.

     The Company is a party in several other civil actions which are routine and incidental to its business. In management's opinion, after consultation with legal counsel, these other actions will not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 2. REPURCHASE OF SECURITIES

     The  following  table lays out the  information  rquired by Item 703 of Reg S-K:

----------------------------------------------------------------------------------------------------
                                                         Total No. of Shares    Maximum No. of
                                Total No.   Average      Purchased as Part of   Shares that May Yet
                                of Shares   Price Paid   Publicly Announced     be Purchased Under
        Period                  Purchased   Per Share    Plans or Programs      Plans or Programs
        ------                  ---------   ----------   --------------------   --------------------

August 28, 2005 through
  September 24, 2005               --           --                --                --

September 25, 2005 through
  October 22, 2005              208,861         $7.74           141,661         4,719,139

October 23, 2005 through
  November 26, 2005             220,725         $7.52           199,992         4,570,414
                                -------                         -------
        Total                   429,586         $7.63           341,653

----------------------------------------------------------------------------------------------------



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


January 5, 2006