Form 10-K
period 2006-02-25
TOPPS CO INC
filed 2006-05-10
CIK 812076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 25, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 0-15817
THE TOPPS COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware	11-2849283
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Whitehall Street, New York, NY	10004
(Address of principal executive offices)	(Zip Code)
(212) 376-0300
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Not Applicable
Securities registered pursuant to Section 12(g) of the Act:
Common Stock par value $.01
(Title of class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act            Yes ☐ No ☑.
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑.
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment of this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑.
     The aggregate market value of Common Stock held by non-affiliates as of the last business day of the most recently completed fiscal second quarter was approximately $384,077,750.
     The number of outstanding shares of Common Stock as of May 4, 2006 was 39,380,471.

Documents incorporated by reference	Part
Annual Report to Stockholders for the Year Ended February 25, 2006	I,II,IV
Proxy Statement for the 2006 Annual Meeting of Stockholders	III

PART I
ITEM 1. BUSINESS
General Development
     The Topps Company, Inc. was incorporated in Delaware on February 24, 1987. The Company is the successor to Topps Chewing Gum, Inc., which was established as a partnership in 1938 and was incorporated under the laws of New York in 1947. All references in this Annual Report on Form 10-K to “Topps” or the “Company” are to The Topps Company, Inc. and its subsidiaries.
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
     In 1995, the Company acquired Merlin Publishing International Limited (“Merlin”), a U.K.-based marketer of licensed collectibles, primarily sticker album collections. While continuing to market products under the Merlin brand, Topps changed its corporate name to Topps Europe Ltd. (“Topps Europe”) in March 1997. In July 2003, Topps acquired Wizkids, LLC (“WizKids”), a designer and marketer of collectible strategy games.
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

     The Company also distributes and markets Bazooka brand bubble gum originally introduced in 1947. In fiscal 2007, the Company will relocate Bazooka manufacturing to a lower cost producer in Mexico, and relaunch the brand. The product line will be expanded to feature a new twist wrap format, with each individually-wrapped piece containing a comic featuring Bazooka Joe, a copyrighted cartoon character, as well as gum-filled lollipops and gum balls. The Company intends to support the relaunch of the brand with national television advertising.
     Licensed confectionery products include containers replicating the Pokèmon ball with candy and a decorated Pokèmon figure inside. Sales of Pokèmon confectionery products began in fiscal 2000 and continue today, though at lesser volumes. Additionally, in recent years the Company has marketed Yu-Gi-Oh! lollipops and containers and World Wrestling Entertainment lollipops.
     In the U.S., the Company’s confectionery focus is on providing children with compelling high-quality products, expanding product availability (distribution points and in-store location) and advertising on children’s television. Going forward, the Company believes that distribution, advertising, and new products represent viable sources of growth and is directing its focus accordingly. Overseas, the primary emphasis is on delivering innovative products to the marketplace and securing new listings in key retailers. Over the last three years, confectionery distribution in Europe and Japan has been expanded to include Wal-Mart in the United Kingdom and Germany, Tesco in the United Kingdom, Norgen Gruppen and Narvisson in Norway, Coop, Kiosk, and Volg in Switzerland, Albert Heijn in Holland, Inex in Finland and Aeon & Daiei in Japan.
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
     Sports card and sticker album products contain photographs of athletes as well as other features, including player and team statistics, biographical material and, in certain cases, pieces of memorabilia and/or players’ autographs. Sports card products have historically featured professional sports figures from Major League Baseball, NFL Football, NBA Basketball and NHL Hockey, while sports sticker album products have featured athletes from English Premier League Football (soccer). The Company has not produced NHL Hockey products during the two most recent seasons and does not expect to do so in the foreseeable future. Additionally, in fiscal 2005 the Company sold sticker album products associated with the European Football Championship, which occurs every four years. The Company also markets bubble gum with mini stickers and albums featuring Italy’s professional soccer league (Calcio).
     The Company distributes sports card products in North America under brand names including, but not limited to, Topps, Topps Heritage, Topps Finest, Topps Chrome, Topps Pristine and Bowman. The Company attempts to ensure that each brand of sports cards has its own unique positioning in the marketplace. For example, Topps Heritage, a retro brand with bubble gum in every pack, addresses a perceived consumer demand for nostalgia-based products and capitalizes on Topps’ heritage and history in the sports collectible industry. Internationally, the Company distributes sticker album collections under the Merlin and Topps brands.
     The Company has also marketed non-sports trading cards and sticker album products since the 1950’s, featuring some of the dominant entertainment properties of all time, including The Beatles, Elvis Presley, Star Wars, Michael Jackson, E.T.: The Extra-Terrestrial, Indiana Jones, Batman, Teenage Mutant Ninja Turtles, Jurassic Park, Pokémon and Yu-Gi-Oh!. From time to time, the Company has also sold cards and stickers featuring self-created entertainment properties such as Wacky Packages, Garbage Pail Kids and Mars Attacks. During the fiscal 2000 to 2003 periods, the Company distributed Pokémon products in over 44 countries and 25 languages.
     In fiscal 2006, the Company marketed non-sports trading card and sticker album products featuring licensed properties including Star Wars, King Kong, World Wrestling Entertainment, Wacky Packages, Garbage Pail Kids, Batman, Lord of the Rings, Teenage Mutant Ninja Turtles, Dora The Explorer, Barbie, Yu-Gi-Oh! (sticker albums only), SpongeBob Square Pants and Pokémon. Entertainment cards and sticker album collections have experienced peaks and valleys of consumer interest, a fact which has prompted the Company to be highly selective in determining which entertainment licenses to pursue.
     Card and sticker album collections are prepared with care and often use special technologies and reproduction techniques. Cards may include features such as foil stamping, film lamination, autographs and/or small pieces of memorabilia. The Company continuously strives to update the features of its cards and sticker album collections and seeks new ideas and printing technologies. Suggested retail prices for cards generally range from $0.99 to $7.00 per pack, while overseas sticker pack prices are generally the equivalent of approximately fifty cents. The Company also sells certain sports products in pack configurations at price points of $50 and higher per pack and in box configurations that are offered to consumers at a variety of suggested retail price points.
     In October 2001, the Company launched etopps, a trading card brand sold exclusively on the Internet at www.etopps.com. Each week on the etopps website, a limited number of cards featuring distinguished athletes, current events, and other features are offered for sale. In April 2004, additional features were added to the etopps website enabling card holders to play a variety of fantasy-style games and to trade their etopps cards more easily. The Company also markets memorabilia over the Internet through ToppsVault.com. During fiscal 2006, the Company decided to exit one of its Internet operations, thePit.com and recognized a $2.7 million after-tax loss from the discontinuation of this operation.
     In July 2003, the Company acquired WizKids for a cash purchase price of approximately $28.4 million. Headquartered in Bellevue, Washington, WizKids is a designer and marketer of collectible and constructible strategy games. Some games are played with miniature figurines on bases containing game-specific information. Core products are sold under the MechWarrior, Mage Knight and HeroClix brand names and are marketed primarily through the hobby channel. In fiscal 2006, WizKids broadened its product line to include constructible strategy games and has since introduced products licensed under the NASCAR name and its own Pirates and Football Flix brands.
     For a schedule of net sales by key business segment for the past three fiscal years, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 18 - Segment and Geographic Information in the Company’s

Annual Report to Stockholders for the year ended February 25, 2006 (the “Annual Report”), which is hereby incorporated by reference.
Distribution and Marketing
Sales and Distribution
     In the U.S. and Canada, internal and field sales employees handle sales of confectionery products to national accounts. Confectionery sales to other channels are handled by broker organizations managed by Topps employees. In fiscal 2005, Topps consolidated much of its broker network, joining forces with a strong national organization, which provides greater retail coverage and increased focus. Topps confectionery products reach tens of thousands of retail outlets including supermarkets, drugstores, convenience stores, mass merchandisers, warehouse clubs, dollar stores, video outlets and other specialty accounts. The Company’s employees also handle U.S. sales of entertainment card products to hobby stores, hobby distributors, national accounts and category managers who service major retail outlets.
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
     WizKids’ products have traditionally been sold primarily to gaming stores via distributors. Topps’ sales force is also assisting WizKids in reaching mass retailers in the U.S. and Europe. WizKids uses a network of 3,500 volunteers to run approximately 10,000 in-store tournaments a month for its customers.
Advertising and Promotion
     The Company utilizes a variety of marketing techniques, including television, radio and print advertising campaigns, sweepstakes, on-line ads and promotions designed to create consumer awareness and stimulate retail sales of its products. Advertising and marketing expenses (which encompass media spending, consumer promotions and research) included in selling, general and administrative expenses amounted to $26,772,000 in fiscal 2006, $23,336,000 in fiscal 2005 and $23,820,000 in fiscal 2004.
     Approximately 68% of the Company’s fiscal 2006 sales, 74% of the Company’s fiscal 2005 sales, and 75% of fiscal 2004 sales were made on a returnable basis. Consolidated return provisions as a percentage of net sales for the fiscal years ended 2006, 2005 and 2004 were 10.2%, 7.5% and 5.9%, respectively. Returns increased in fiscal 2006 as a result of a slowdown in sales of entertainment products in Italy and WizKids’ expansion into the mass market channel of distribution. Returns significantly in excess of the Company’s returns reserve could have a material adverse effect on the Company.

Production
Confectionery
     Ring Pop lollipops for sale in North America are manufactured at the Company’s Scranton, Pennsylvania factory. Raw materials required for the manufacture of these products are generally available to the Company. Ring Pop lollipops for sale in international markets as well as all Push Pops, Baby Bottle Pops, Juicy Drop Pops and many of the Company’s other lollipop products are manufactured by a single independent supplier in factories located in Taiwan, Thailand and China. The loss of production at one or more of these facilities due to civil unrest or for any other reason could have a material adverse effect on the Company until the Company could make other arrangements. Contracts with third party manufacturers protect the Company from increases in raw material prices over the next year. However, longer term, fluctuations in prices of key raw materials, for example sugar and petroleum, could impact financial results.
     Bazooka bubble gum had been manufactured exclusively by The Hershey Foods Corporation (“Hershey”) pursuant to a Manufacturing Agreement executed in 1998. The Company entered into a letter agreement on April 26, 2006 with Hershey to terminate the Manufacturing Agreement. The Company has agreed, in principle, to enter into a new non-exclusive agreement with a manufacturer located in Mexico to supply Bazooka bubble gum. The new agreement is expected to have a term that expires on December 31, 2008 which automatically extends for one year terms at the conclusion of each year, so that there are always three (3) years remaining in the term, except that each party retains the right to terminate the agreement upon eighteen (18) months notice. Failure by the new manufacturer to supply the Company with quality product on a timely basis could have a material adverse effect on sales of Bazooka.
Entertainment
     In the U.S., photographs of athletes used in the Company’s products are generally taken by free-lance photographers on special assignment with the Company. In addition, certain photography is provided by the organizations representing the leagues and their member teams. Pictures of non-sports entertainment subjects are generally furnished by the respective licensor or created by artists retained by the Company. Computerized graphic artwork and design development for all of the Company’s products is done by staff artists and through independent design agencies under the Company’s direction. The Company’s Graphic Services Department also utilizes computerized technology to enhance and color-correct photography and computer imaging to create interesting and unusual backgrounds and visual effects.
     High-quality substrates (paperboard, foilboard) are sent directly to outside printers by the Company’s suppliers. Pictures are printed utilizing a variety of techniques and sometimes include foil stamping and UV (ultra violet) coating. Cards that require specialized printing and the combination of various substrates like plastic, polystyrene and holographic foils are purchased in full sheet form from specialty printers. Full sheets are then cut into individual cards, collated, wrapped in a variety of package configurations, and shipped to customers by these same outside printers or by contract packers.
     Sticker production in Europe is subcontracted and coordinated by a single supplier in Italy, and album production is subcontracted to three suppliers in Italy. Adhesive material and packaging are sourced and printed by various subcontractors in Italy. The Company believes that there are other suitable sources available to meet its requirements if the current suppliers were unable to meet the Company’s needs.

     Figures for collectible strategy games are designed by the Company, and the tooling manufacture is subcontracted to a variety of tool and die manufacturers in China and Taiwan.
     Paperboard, packaging materials, foil stamping and UV coating for cards, and other raw materials required to manufacture the Company’s total line of entertainment products are generally available to the Company. The Company relies on single producers for several of these materials or processes, although alternative suppliers are generally available. If any of these single sources were no longer available to the Company, some adjustment in product specification might be required in order to avoid a material adverse effect.
Trademarks and License Agreements
     The Company considers its trademarks and license agreements to be of material importance to its business. Most of the Company’s principal trademarks have been registered in the United States and many other countries where its products are sold. Sports picture products marketed in the U.S. are generally produced under license agreements with individual athletes and/or their players’ associations, as well as under the licensing bodies of the professional sports leagues. These agreements cover the following sports: Major League Baseball, NBA Basketball and NFL Football. The Company also has a contract with Premier League Soccer in England and with players and teams with regard to soccer in Italy, Denmark, and Spain. The Company’s inability to renew, or continue to operate under licenses relating to Major League Baseball, the National Football League, or England Premier League soccer, and its inability to market products in these sports, could have a material adverse effect on the Company.
     The Company has an individual license agreement with virtually every Major League Baseball player. Each baseball player’s license agreement is initially for four major league baseball seasons and may be extended for additional seasons as rights are used, if the player and the Company agree. Typically, these agreements are extended annually. Among the rights the Company receives are rights to use a player’s name, picture, facsimile signature and biographical description in the form of two or three dimensional pictures, trading cards, postcards, stickers, stamps, transfers, decals, medallions or coins, each within certain size limitations. These licenses are non- exclusive. The Company also conducts a licensing program with minor league baseball players and continuously seeks to supplement its relationship with the baseball community by personal visits and corporate identification. The Company considers it’s relationships to be good and to be of great importance to it. However, should an appreciable number of Major League Baseball players refuse to sign the Company’s license agreement, it could have a material adverse effect on the Company.
     The Company has a related agreement with the Major League Baseball Players Association, which governs certain terms of the individual player contracts. The Company also has an agreement with Major League Baseball Properties, Inc., which, among other things, covers the use of the names and insignias of the baseball teams and leagues in connection with its baseball picture products.
     Effective January 1, 2006, the Company reached agreement on new terms with the Major League Baseball Players’ Association and Major League Baseball Properties, Inc. (the “Licensors”) with respect to the distribution of baseball trading cards whereby the Company is obligated to pay certain royalty, minimum guarantee and advertising fees provided the Licensors limit the number of licensees and releases they will authorize. Although there is a signed letter of intent with Major League Baseball Players’ Association, these agreements have not yet been executed.
     The Company also enters into license agreements with non-sports entertainment companies to produce certain products. The terms of these contracts depend on a variety of factors.
     Total royalty expense under the Company’s sports and non-sports entertainment licensing contracts for the fiscal years ended 2006, 2005 and 2004 was $25,117,000, $24,916,000 and $23,912,000, respectively. See Note 23 of Notes to Consolidated Financial Statements in the Annual Report.
     In fiscal 2004, the Company initiated a program of licensing its own Bazooka, Bazooka Joe, Ring Pop, Push Pop, and Baby Bottle Pop trademarks to third parties. Subsequently, the Company has expanded the program to include additional licensees and product categories including its Wacky Packages brand. Additionally, WizKids licenses out its trademarks, primarily MechWarrior, for fantasy books.
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
Seasonality
     The Company’s sales of Confectionery products are generally stronger in the first two fiscal quarters of each year. However, sales can be significantly impacted by the introduction of new products and line extensions as well as by advertising and consumer and trade support programs.
     In the Entertainment segment, sales of U.S. sports card products are sold throughout the year, spanning the three major sports seasons in which the Company currently participates, i.e. baseball, football, and basketball. The new baseball agreement condensed the period during which baseball products are sold causing certain products previously sold in the third quarter to be pushed to the forth quarter of fiscal 2006. Generally, Topps Europe’s sales of sports sticker album products are driven by shipments of Premier League Soccer products, with much of the sales activity occurring in the fourth fiscal quarter. Sales of non-sports cards, sticker albums and games tend to be driven by the timing of product introductions and the property on which they are based, often peaking with the release of a movie or the rise in popularity of a particular licensed property. Hence, quarterly results may vary. See Note 22 “Quarterly Results of Operations” to the Consolidated Financial Statements in the Company’s Annual Report.

Dependence on Certain Customers
     McLane Distribution Services, Inc. accounted for approximately 13% and 12% of consolidated net sales in fiscal 2006 and fiscal 2005, respectively. McLane purchases primarily confectionery products from the Company and distributes them to Wal-Mart, Sam’s Club, Southland Corp., and convenience stores in the U.S. The loss of this customer could have a material adverse effect on the Company’s results of operations and future plans.
Environment
     The Company believes that it is in compliance in all material respects with existing federal, state and local regulations relating to the protection of the environment. Such environmental regulations have not had a material impact on the Company’s capital expenditures, earnings or competitive position.
Employees
     The Company employed 487 people in fiscal 2006.
     All of the production employees at the Company’s factory in Scranton, Pennsylvania are represented by a union. The current union agreement expires in February 2008. The Company considers relations with its employees to be good.
Financial Information About Industry Segments, Foreign and Domestic
Operations and Export Sales
     The Company operates in two business segments. They are: (i) the marketing and distribution of confectionery products; (ii) the marketing and distribution of entertainment products. See Note 18 of the Notes to Consolidated Financial Statements included in the Annual Report for further information.
Availability of this Report
     The Company’s financial information, including the information contained in this report filed on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to the above mentioned reports may be viewed on the Internet at www.topps.com. Copies are also available, without charge, from the Company. Alternatively, reports filed with the Securities and Exchange Commission (the “SEC”) may be viewed or obtained at the SEC Public Reference Room in Washington, D.C., or at the SEC’s Internet site at www.sec.gov.

ITEM 1A. RISK FACTORS
Cautionary Statements
     In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”), the Company is hereby filing cautionary statements identifying important factors that could cause actual results to differ materially from those projected in any forward-looking statements of the Company made by or on behalf of the Company, whether oral or written. The Company wishes to ensure that any forward-looking statements are accompanied by meaningful cautionary statements in order to maximize to the fullest extent possible the protections of the safe harbor established in the Reform Act. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors, among others, that could cause the Company’s actual results to differ materially from those projected in forward-looking statements of the Company:
     1. Dependence on Licenses. The Company’s trading card and sticker album businesses are highly dependent upon licensing arrangements with third parties. These licenses, which have varying expiration dates, are obtained from the various professional sports leagues, players associations and, in certain instances, the players themselves as well as from non-sports entertainment companies. The Company’s inability to renew or retain certain of these licenses, or the lack of vitality of these licenses, could materially adversely affect its future plans and results.
     2. Contraction in Sports Card Industry. The sports card industry as a whole has contracted significantly over at least the last ten years. Further prolonged and material contraction in the sports card industry, whether caused by labor strife or otherwise, could materially adversely affect the Company’s future plans and results.
     3. New Products. The Company may be unable to produce timely, or at all, certain new planned products. The inability of the Company to produce planned products could materially adversely affect its future plans and results.
     4. Returns. Approximately 68% of the Company’s fiscal 2006 sales were made on a returnable basis. Although the Company maintains returns provisions, returns considerably in excess of the Company’s provisions could materially adversely affect its future plans and results.
     5. Suppliers. The Company has a single source of supply for most of its lollipop products. The loss of this supplier due to civil unrest or for any other reason could materially adversely affect the Company’s future plans and results. Additionally, failure of the new Bazooka manufacturer to supply the Company with quality products on a timely basis could have a material adverse effect on the sales of Bazooka.
     6. Customers. The Company has several large customers, some of which are serviced by single distributors. The loss of any of these customers or distributors could materially adversely affect the Company’s future plans and results.

     7. International, Political and Economic Risk. There is an increase in risk generally associated with operating outside of the U.S. Events such as civil unrest, currency devaluation, political upheaval and health-related issues could materially adversely affect the Company’s future plans and results.
     8. Legal Proceedings. See Item 3: Legal Proceedings for a discussion of legal matters that could materially adversely affect the Company’s future plans and results.
     9. Raw materials. Raw materials required for production of the Company’s products are generally available. However, the unavailability of certain raw materials or a significant increase in their cost could materially adversely affect future plans and results.

ITEM 1B. UNRESOLVED STAFF COMMENTS
     NONE
ITEM 2. PROPERTIES
     The location and general description of the principal properties owned or leased by the Company are as follows:

			Owned or Leased;
		Area/Facility	If Leased,
Location	Type of Facility	Square Footage	Expiration Year
Duryea, Pennsylvania***	Office and warehouse	70,000	Leased; 2009

Scranton, Pennsylvania*	Manufacturing plant	41,000	Owned

Seattle, Washington**	Office	19,000	Leased; 2006

Cork, Ireland*	Office	8,000	Leased; 2019

New York, New York***	Executive offices	60,000	Leased; 2009

Cincinnati, Ohio**	Warehouse	14,000	Leased; 2006

Milton Keynes, United Kingdom***	Office and warehouse	12,000	Leased; 2014

Milan, Italy***	Office	7,000	Leased; 2008
     The Company also leases offices in Delaware, Canada and Argentina. The Company believes that its active facilities are in good repair and are suitable for its needs for the foreseeable future.

*	Serves confectionery segment.

**	Serves entertainment segment.

***	Serves both business segments.

ITEM 3. LEGAL PROCEEDINGS
     In November 2000, the Commission of the European Communities (the “Commission”) began an investigation into whether Topps Europe’s past distribution arrangements for the sale of Pokémon products complied with European law (the “EU investigation”). On June 17, 2003, the Commission filed a Statement of Objections against The Topps Company, Inc. and its European subsidiaries, therein coming to a preliminary conclusion that these entities infringed Article 81 of the EC treaty during 2000 by preventing parallel trade between member states of the European Union. A hearing in front of the European Commission Tribunal took place on October 23, 2003, and on May 27, 2004, the Commission found the Topps Company, Inc. and its European subsidiaries jointly and severally liable for infringement of Article 81(1) of the EC treaty. The commission imposed a total fine of 1.6 million euros ($1.9 million) which was paid and expensed during fiscal 2005.
     In another matter, on November 19, 2001 Media Technologies, Inc. sued the Company and nine other manufacturers of trading cards (the “Defendants”) in the Federal District Court for the Central District of California for their sales of all types of “relic” cards that contain an authentic piece of equipment, i.e., a piece of sporting equipment or jersey. Plaintiffs alleged infringement of U.S. Patent Nos. 5,803,501 and 6,142,532. On May 23, 2005 the Company entered into a settlement agreement in which it paid Media Technologies, Inc. a sum of $2,000,000 which is being amortized over the term of the contract. Media Technologies Inc. agreed to dismiss all claims against the Company and to issue a license to the Company to distribute relic cards for seven years. The Company further agreed that under certain conditions which may arise in the future, it would make additional payments to Media Technologies, Inc. as part of the ongoing license.
     In another matter, in September of 1999, the Company filed a lawsuit against Cadbury Stani S.A.I.C. (“Stani”), a corporation organized and existing under the laws of Argentina, in federal court in the Southern District of New York. The case centers on the licensing relationship the parties had since 1957 in which the Company had granted Stani the exclusive right to manufacture and distribute gum using the Bazooka brand and related formulas and technologies in Argentina, Bolivia, Chile, Paraguay and Uruguay. In particular, at issue is a 1980 Licensing Agreement (the “Agreement”) between the parties and a 1985 Amendment to that Agreement. In its September 17, 2003 Fourth Amended complaint, the Company alleges that Stani continued to use the Company’s proprietary and specialized knowledge and experience, and its trade secrets, regarding the production of gum after the Agreement’s expiration in April 1996, that it unlawfully disclosed this information to Cadbury Schweppes PLC (“Schweppes”) which purchased Stani in 1993 and that it deliberately concealed its use and disclosure from the Company. The Company has filed claims for breach of contract, misappropriation of trade secrets and fraudulent inducement to enter into the 1985 Amendment. The Company is seeking to recover disgorgement of Stani’s profits, certain lost royalties and punitive damages, interest and costs. It is also seeking a permanent injunction against Stani’s future use and dissemination of the Company’s proprietary information and trade secrets. In the Fourth Amended Complaint, the Company demanded damages in excess of $250 million. The Fourth Amended Complaint also initially contained claims against Schweppes, which the parties agreed to dismiss on February 4, 2003.
     On December 17, 2003, Stani moved for partial summary judgment and to limit the Company’s possible damages. In its August 2, 2005 decision, the Court denied

Stani’s summary judgment motion, in part, and ruled that (i) the Company’s claims were not barred by the statute of limitations; and (ii) disgorgement of profits and punitive damages are available remedies on the Company’s misappropriation of trade secrets claims. The Court granted Stani’s summary judgment motion, in part, and ruled that (i) disgorgement of profits and punitive damages are not available remedies on the Company’s breach of contract and fraudulent inducement claims; and (ii) Stani was not estopped from claiming the 1985 Amendment altered the 1980 Agreement.
     On February 9, 2006, the Court adjourned the trial which had been scheduled for March 13, 2006 and ruled it would consider a new motion by Stani for partial summary judgment which argues that the Agreement permitted Stani to use the Company’s information and trade secrets after the Agreement’s expiration in 1996. Oral argument was held on March 15, 2006 and the parties await a decision. If the Company ultimately prevails in this litigation, it could have a material impact on the Company’s consolidated financial statements.
     In another matter, on December 12, 2003, WizKids, Inc. (“Wizkids”) and Jordan Weisman filed a complaint in Washington state court for professional malpractice, breach of fiduciary duty and disgorgement of fees against the law firm Michael, Best & Friedrich, LLP (“MB&F), and Timothy Kelley, one of its partners, based on their submission of a PCT patent application for WizKids’ combat dial that alleged to have prejudiced WizKids’ United States patent rights by failing to designate the United States as one of the member states for subsequent conversion to a national application. In a settlement reached on October 31, 2005, defendants agreed to pay Wizkids $2,950,000.
     The Company is a party in several other civil actions which are routine and incidental to its business. In management’s opinion, after consultation with legal counsel, these other actions will not have a material adverse effect on the Company’s financial condition or results of operations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 25, 2006.

PART II

ITEM 5.	MARKET FOR COMPANY’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
     Reference is made to the data appearing in the Annual Report under the heading “Market and Dividend Information” which is hereby incorporated by reference and reference is also made to the Equity Compensation Plan Information contained within the 2006 Proxy.
     Information regarding the Company’s repurchase of shares during the fiscal fourth quarter of 2006 is shown below.

				Maximum Number of
	Total		Total Number of	Shares that May Yet
	Number of	Average	Shares Purchased	Be Purchased Under
	Shares	Price Paid	as Part of Publicly	the Plans or
Peroid	Purchased	per Share	Announced Plans	Programs
November 27, 2005 to December 24, 2005	166,660	$7.45	166,660	4,403,754
December 25, 2005 to January 28, 2006	228,326	$7.45	228,326	4,175,428
January 29, 2006 to February 25, 2006	203,327	$7.76	203,327	3,972,101

Total	598,313	$7.56	598,313	3,972,101

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA
     Reference is made to the data appearing in the Annual Report under the heading “Selected Consolidated Financial Data” which is hereby incorporated by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Reference is made to the data appearing in the Annual Report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which is hereby incorporated by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Reference is made to the data appearing in the Annual Report under the heading “Disclosures about Market Risk” which is hereby incorporated by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     Reference is made to the Consolidated Financial Statements and to the Report of Independent Registered Public Accounting Firm appearing in the Annual Report which are hereby incorporated by reference.

ITEM 9.	CHANGES IN ACCOUNTANTS AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.

ITEM 9A.	CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures.
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities and Exchange Act or 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
     As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.
     In response to a significant deficiency in our internal controls surrounding fixed assets raised by our independent registered public accounting firm in 2005, we completed a full inventory of all property and equipment owned by the Company and installed a system that tracks each asset for accounting purposes. As a result of these measures taken by the Company, we identified an error in previously reported fixed asset balances and depreciation expense that resulted in a restatement of our previously filed financial statements for 2003, 2004 and 2005. In addition, upon completing our control assessment over accounting for income taxes at February 25, 2006, we identified an error in our previously reported income tax provision for 2005. Both of these items raised by the Company have been reflected as a correction of an error in our consolidated financial statements for the year ended February 25, 2006.
(b) Design and Evaluation of Internal Control over Financial Reporting.
     Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in this Annual Report on Form 10-K (i) a report from our management regarding the Company’s internal controls over financial reporting, which report is required to include, among other things, an assessment and statement as to the effectiveness of our internal controls over financial reporting as of February 25, 2006 and (ii) an attestation report from our independent registered public accounting firm on management’s assessment and effectiveness of such internal controls. This report is included in the Annual Report and is hereby incorporated by reference.
(c) Changes in Internal Control over Financial Reporting.
  There have not been any changes in our internal controls over financial reporting during the fiscal quarter ended February 25, 2006 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reports, with the exception of implementation of the fixed asset system described previously, and the hiring of an independent public accounting firm to act as a consultant to prepare our tax provision for financial statement purposes.
ITEM 9B. OTHER INFORMATION
     None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
     The information required by this item with respect to the directors of the Company and those executive officers who are also directors appearing in the Proxy Statement for the annual meeting of stockholders scheduled to be held on July 19, 2006 (“2006 Proxy Statement”) is hereby incorporated by reference thereto. Set forth below is information required by this item covering the other executive officers of the Company.

Position with the Company and business experience
Name	during the past five years

John S. Budd	Vice President — Confectionery Marketing of the Company since October 2005. Prior to that Mr. Budd was Group Marketing Director — Confectionery since 2003 and Marketing Director — Candy Brands since 2001. Mr. Budd joined the Company in December 1994. Mr. Budd is 46 years of age.

John C. Buscaglia	Vice President — Entertainment Sales of the Company since October 2005. Prior to that Mr. Buscaglia was National Sales Manager — Retail Entertainment since 1998. Mr. Buscaglia joined the Company in September 1989. Mr. Buscaglia is 46 years of age.

Michael P. Clancy	Vice President — International of the Company since December 1998 and Vice President since February 1995. Mr. Clancy has been Managing Director, Topps International Ltd. (formerly Topps Ireland) since July 1990 and was Joint Managing Director, Topps Europe Ltd. from January 1997 to December 1998. Mr. Clancy joined the Company in 1979. Mr. Clancy is 51 years of age.

Ira Friedman	Vice President — Publishing and New Product Development of the Company since September 1991. Mr. Friedman joined the Company in October 1988. Mr. Friedman is 52 years of age.

Warren Friss	Vice President — General Manager Entertainment of the Company since February 2005. Prior to that Mr. Friss was Vice President and Internet Business General Manager since June 2001, and General Counsel of the Company since February 2000. Mr. Friss joined the Company as Deputy General Counsel in May 1995. Mr. Friss is 42 years of age.

Position with the Company and business experience
Name	during the past five years

Catherine K. Jessup	Vice President — Chief Financial Officer and Treasurer. Ms. Jessup was Treasurer of the Company since July 2004 and Chief Financial Officer of the Company since July 1995. Prior to joining the Company, Ms. Jessup held a number of positions with PepsiCo (a food products company) from 1981 to July 1995. Ms. Jessup is 50 years of age.

Michael K. Murray	Vice President — Confectionery Sales of the Company since October 2004. Prior to joining the Company, Mr. Murray was Vice President — Regional Director of Sales North America for Reckitt Benckiser PLC. Mr. Murray is 48 years of age.

William G. O’Connor	Vice President — Administration of the Company since September 1991. Mr. O’Connor was an Assistant Secretary of the Company from June 1982 until June 1994. Mr. O’Connor is 57 years of age.

Christopher Rodman	Vice President — Topps Europe of the Company since October 2004. Previously, Mr. Rodman was Managing Director, Topps Europe since November 1997. Mr. Rodman joined the Company in July 1995 with the acquisition of Merlin Publishing. Mr. Rodman is 49 years of age.

Scott Silverstein	President of the Company and Chief Operating Officer since August 2004. Previously, Mr. Silverstein was Executive Vice President of the Company since February 2000, with responsibilities including, among other things, oversight of the U.S Entertainment business. Prior thereto, Mr. Silverstein ran the Pokémon business for Topps since 1999 and was Vice President — Business Affairs and General Counsel of the Company since February 1995. Mr. Silverstein held the position of General Counsel from July 1993 until February 2000. Mr. Silverstein is the son-in-law of Mr. Shorin, the Company’s Chairman of the Board and Chief Executive Officer. Mr. Silverstein is 44 years of age.

ITEM 11.	EXECUTIVE COMPENSATION
     Information required by this item appears in the 2006 Proxy Statement and is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     Information required by this item appears in the 2006 Proxy Statement and is hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Information required by this item appears in the 2006 Proxy Statement and is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Information required by this item appears in the 2006 Proxy Statement and is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a) (1&2) Financial Statements and Financial Statement Schedules
Index to Financial Statements:
The following Consolidated Financial Statements included in the Annual Report are hereby incorporated by reference to Item 8:
Consolidated Statements of Operations — For Fiscal Years Ended February 28, 2004 (restated), February 26, 2005 (restated) and February 25, 2006.
Consolidated Balance Sheets as of February 26, 2005 (restated) and February 25, 2006.
Consolidated Statements of Cash Flows For Fiscal Years Ended February 28, 2004 (restated), February 26, 2005 (restated) and February 25, 2006.
Consolidated Statements of Stockholders’ Equity and Comprehensive Income For Fiscal Years Ended February 28, 2004 (restated), February 26, 2005 (restated) and February 25, 2006.
Notes to Consolidated Financial Statements.
Index to Independent Registered Public Accounting

Firm’s Report and Financial Statement Schedule:

Report of Registered Public Accounting Firm	S-1

Schedule I — Valuation and Qualifying Accounts
For Fiscal Years Ended February 28, 2004, February 26, 2005 and February 25, 2006	S-2
Schedules other than those listed above are omitted because they are either not required or not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(3) Listing of Exhibits

2.1	-	Agreement and Plan of Merger of Wizkids, LLC dated as of June 23, 2003 (Incorporated by reference to the Company’s Report on Form 8-K dated July 24, 2003).

3.1	-	Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K dated December 2, 1991 SEC File Number 000-15817).

3.2	-	Restated By-laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 8-K dated December 2, 1991 SEC File Number 000-15817).

10.1	-	The Topps Company, Inc. Fiscal Year 2007 Executive Officers’ Annual Bonus Plan (Incorporated by reference to Exhibit 99.1 to the Company’s Report on Form 8-K dated April 17, 2006).

10.2	-	Supplemental Pension Agreement with Arthur T. Shorin (Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 No. 33-130821).

10.3	-	Amendment to Supplemental Pension Agreement with Arthur T. Shorin dated May 18, 1994 (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 1995 SEC File Number 000-15817).

10.4	-	License Agreement and Letter Amendment thereto with Major League Baseball Promotion Corporation (Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 2, 1991 SEC File Number 000-15817).

10.5	-	Letter Amendment effective January 1, 2001 to the License Agreement dated January 1, 1969 and Letter Amendments thereto between the Company and Major League Baseball Properties, Inc. Confidential treatment has been requested with respect to portions of this exhibit. Omitted portions have been filed with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the quarter ended November 29, 2003.)

10.6	-	Stock Option Agreement with Arthur T. Shorin dated March 29, 1995 (Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 1995 SEC File Number 000-15817).

Index to Exhibits (continued)

10.7	-	Agreement of Lease with One Whitehall Company dated February 24, 1994 (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 1994 SEC File Number 000-15817).

10.8	-	Amendment and Restatement of the 1994 Non-Employee Director Stock Option Plan. (Incorporated by reference to the Company’s 1998 Proxy Statement filed on May 28, 1998 SEC File Number 000-15817).

10.9	-	Corporate Guaranty in favor of the Bank of Scotland (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 25, 1995 SEC File Number 000-15817).

10.10	-	Amended and Restated Manufacturing Agreement with Hershey Foods Corporation, dated March 13, 1998. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 29, 1998).

10.11	-	Letter Agreement with Hershey Foods Corporation, dated April 26, 2006. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated April 26, 2006).

10.12	-	Credit Agreement, dated September 7, 2004, between The Topps Company, Inc. and The JPMorganChase Bank. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period year ended August 28, 2004).

10.13	-	Memorandum of Agreement between the Company and Major League Baseball Players’ Association dated January 6, 2003 (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 1, 2003).

10.14	-	Letter Amendment, dated July 19, 2005, to the Memorandum of Agreement, dated January 6, 2003, between the Company and Major League Baseball Players Association. Confidential treatment has been requested with respect to portions of this exhibit. Omitted portions have been filed with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended August 27, 2005).

10.15	-	Amended and Restated Employment Agreement (the “Agreement”), effective as of the 1st day of June, 2001, by and between The Topps Company, Inc., a Delaware corporation (the “Company”), and Arthur T. Shorin, a resident of New York (the “Executive”) (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 1, 2003).

Index to Exhibits (continued)

10.16	-	First Amendment, effective October 11, 2004 to the Amended and Restated Employment Agreement, by and between The Topps Company, Inc. and Arthur T. Shorin in which he consented to remove the title of President of the Corporation. (Incorporated by reference to the Company’s Form 10-Q filed November 27, 2004).

10.17	-	Employment Agreement, dated as of July 9, 2003 between WizKids LLC and Jordan K. Weisman. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed November 29, 2003).

10.18	-	First Amendment, effective August 1, 2003, to the Employment Agreement, dated as of July 9, 2003 between WizKids LLC and Jordan K. Weisman. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed November 29, 2003).

10.19	-	Second Amendment, effective October 1, 2003, to the Employment Agreement, dated as of July 9, 2003 between WizKids LLC and Jordan K. Weisman. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 24, 2003).

10.20	-	License Agreement between The Topps Company, Inc. and National Football League Players’ Association, effective March 1, 2004. Confidential treatment has been requested with respect to portions of this exhibit. Omitted portions have been filed with the Securities and Exchange Commission Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.*

10.21	-	Service Agreement between The Topps Company, Inc. and National Football League Players’ Incorporated, effective March 1, 2004. Confidential treatment has been requested with respect to portions of this exhibit. Omitted portions have been filed with the Securities and Exchange Commission pursuant to Rule 24b-2 of the securities Exchange Act of 1934, as amended.*

10.22	-	License Agreement between Topps Europe Ltd., a wholly-owned subsidiary of The Topps Company, Inc., and The Football Association Premier League Ltd. dated September 30, 2003. Confidential treatment has been requested with respect to portions of this exhibit. Omitted portions have been filed with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period year ended August 28, 2004).

Index to Exhibits (continued)

10.23	-	License Agreement between Topps Europe Ltd., a wholly-owned subsidiary of The Topps Company, Inc., and The Football Association Premier League Ltd. dated January 20, 2006. Confidential treatment has been requested with respect to portions of this exhibit. Omitted portions have been filed with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.*

10.24	-	The Topps Company, Inc. Executive Severance Plan, Amended and Restated as of June 30, 2005. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed July 7, 2005).

10.25	-	The Topps Company, Inc. 2001 Stock Incentive Plan, Amended and Restated as of June 30, 2005. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended August 27, 2005).

10.26	-	The Topps Company, Inc. 1996 Stock Option Plan, Amended and Restated as of June 30, 2005 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed July 7, 2005).

13	-	Annual Report (except for those portions specifically incorporated by reference, the 2006 Annual Report to Stockholders is furnished for the information of the Commission and is not to be deemed “filed as part of this filing”).*

21		Significant subsidiaries of the Company (Incorporated by reference in the Annual Report to Stockholders).

23	-	Deloitte & Touche LLP Consent.*

31.1	-	Certification of Principal Executive Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934.*

31.2	-	Certification of Principal Financial Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934.*

32.1	-	Certification of Arthur T. Shorin, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	-	Certification of Catherine K. Jessup, Vice-President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	filed herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 10, 2006	THE TOPPS COMPANY, INC.
Registrant

/s/Arthur T. Shorin/

Arthur T. Shorin
Chairman and
Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed on the 10th day of May 2006 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/Arthur T. Shorin/	/s/Catherine K. Jessup/

Arthur T. Shorin	Catherine K. Jessup
Chairman and Chief Executive	Vice President — Chief Financial Officer
Officer	and Treasurer
(Principal Executive Officer)	(Principal Financial Accounting Officer)

/s/Allan A. Feder/	/s/David Mauer/

Allan A. Feder	David Mauer
Director	Director

/s/Stephen D. Greenberg/	/s/Jack H. Nusbaum/

Stephen D. Greenberg	Jack H. Nusbaum
Director	Director

/s/Ann Kirschner/	/s/Richard Tarlow/

Ann Kirschner	Richard Tarlow
Director	Director

/s/Edward Miller/

Edward Miller
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of The Topps Company, Inc.
We have audited the consolidated financial statements of The Topps Company, Inc. and its subsidiaries (the “Company”) as of February 25, 2006 and February 26, 2005, and for each of the three fiscal years in the period ended February 25, 2006, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of February 25, 2006, and the effectiveness of the Company’s internal control over financial reporting as of February 25, 2006, and have issued our reports thereon dated May 9, 2006; such consolidated financial statements and reports are included in your 2006 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the accompanying consolidated financial statements for fiscal 2005 and 2004 have been restated.
DELOITTE & TOUCHE LLP
New York, New York
May 9, 2006

S-1

Valuation and Qualifying Accounts — Years Ended February 28, 2004, February 26, 2005 and February 25, 2006
THE TOPPS COMPANY, INC. AND SUBSIDIARIES
SCHEDULE I. VALUATION AND QUALIFYING ACCOUNTS
(Amounts in thousands)

	Balance	Charged to	Charged			Balance
	at Beginning	Costs and	Against	Additions/		At End
Description	of Period	Expenses	Sales	(Deductions)		of Period
Year Ended February 28, 2004

Reserve for Estimated Returns	$16,443	$—	$17,404	$(14,331	)(a)	$19,516

Reserve for Doubtful Accounts	$1,602	$(143)	$—	$(810	)(b)	$649

Reserve for Cash Discounts	$965	$—	$3,882	$(3,410	)(c)	$1,437

Reserve for Customer Deductions	$528	$	$1,132	$(528	)(d)	$1,132

Reserve for Obsolete Inventory	$3,527	$7,462	$—	.$(3,874	)(e)	$7,115

Year Ended February 26, 2005

Reserve for Estimated Returns	$19,516	$—	$22,020	$(20,712	)(a)	$20,824

Reserve for Doubtful Accounts	$649	$(110)	$—	$(276	)(b)	$263

Reserve for Cash Discounts	$1,437	$—	$4,692	$(4,685	)(c)	$1,444

Reserve for Customer Deductions	$1,132	$—	$883	$(1,132	)(d)	$883

Reserve for Obsolete Inventory	$7,115	$4,917	$—	$(7,741	)(e)	$4,291

Year Ended February 25, 2006

Reserve for Estimated Returns	$20,824	$—	$29,840	$(29,483	)(a)	$21,181

Reserve for Doubtful Accounts	$263	$468	$—	$(576	)(b)	$155

Reserve for Cash Discounts	$1,444	$—	$2,900	$(2,805	)(c)	$1,539

Reserve for Customer Deductions	$883	$—	$1,189	$(883	)(d)	$1,189

Reserve for Obsolete Inventory	$4,291	$5,360	$—	$(4,655	)(e)	$4,996

a)	Returns charged against provision, net of recoveries

b)	Bad debt write-offs

c)	Early payment discounts taken by customers

d)	Pricing allowance and slotting credits issued to customers

e)	Disposals, net of recoveries

S-2