Form 10-Q
period 2006-05-27
TOPPS CO INC
filed 2006-07-06
CIK 812076

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended May 27, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ____________ to ___________

                        Commission File Number: 000-15817

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer | |    Accelerated filer |X|   Non-accelerated filer | |


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No __X__

The number of outstanding shares of Common Stock as of June 28, 2006 was 39,147,060.

                             THE TOPPS COMPANY, INC.
                                AND SUBSIDIARIES


                         PART I - FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS


                        Index                                           Page
                        -----                                           ----

     Condensed Consolidated Balance Sheets as of May 27, 2006
       and February 25, 2006                                              3

     Condensed Consolidated Statements of Operations for the
       thirteen weeks ended  May 27, 2006 and May 28, 2005                4

     Condensed Consolidated Statements of Comprehensive Income (Loss)
       for the thirteen weeks ended May 27, 2006 and May 28, 2005         5

     Condensed Consolidated Statements of Cash Flows for the thirteen
       weeks ended May 27, 2006 and May 28, 2005                          6

     Notes to Condensed Consolidated Financial Statements                 7

     Report of Independent Registered Public Accounting Firm             15


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                            16

ITEM 3. DISCLOSURES ABOUT MARKET RISK                                    19

ITEM 4. CONTROLS AND PROCEDURES                                          19


--------------------------------------------------------------------------------
                           PART II - OTHER INFORMATION
--------------------------------------------------------------------------------


ITEM 1. LEGAL PROCEEDINGS                                                20

ITEM 1A RISK FACTORS                                                     21

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS      21

ITEM 6. EXHIBITS                                                         22

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
             (amounts in thousands, except per share and share data)

                                                               (Unaudited)
                                                            May        February
                                                          27, 2006     25, 2006
                                                          --------     --------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents ..........................     $27,557      $28,174
  Short-term investments .............................      52,071       53,269
  Accounts receivable, net ...........................      38,384       31,180
  Inventories ........................................      42,153       36,781
  Income tax receivable ..............................       1,330        1,407
  Deferred tax assets ................................       5,672        5,687
  Prepaid expenses and other current assets ..........       9,060       11,134
                                                         ---------    ---------
        TOTAL CURRENT ASSETS .........................     176,227      167,632

PROPERTY, PLANT AND EQUIPMENT ........................      31,073       30,430
  Less:  accumulated depreciation and amortization ...      20,219       19,402
                                                         ---------    ---------
        PROPERTY, PLANT AND EQUIPMENT ................      10,854       11,028
                                                         ---------    ---------

GOODWILL .............................................      63,405       63,405
INTANGIBLE ASSETS, net ...............................       5,998        6,424
DEFERRED TAX ASSETS ..................................       7,269        6,334
OTHER ASSETS .........................................      12,087       13,815
                                                         ---------    ---------
        TOTAL ASSETS .................................   $ 275,840    $ 268,638
                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts payable ...................................   $  12,212    $  11,263
  Accrued expenses and other liabilities .............      31,586       25,345
  Income taxes payable ...............................       4,121        3,311
                                                         ---------    ---------
        TOTAL CURRENT LIABILITIES ....................      47,919       39,919

OTHER LIABILITIES ....................................      24,202       24,083
                                                         ---------    ---------
        TOTAL LIABILITIES ............................      72,121       64,002
                                                         ---------    ----------

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share; authorized
    10,000,000 shares, none issued ...................         -           -

  Common stock, par value $.01 per share; authorized
    100,000,000 shares; issued 49,244,000 shares as of
    of May 27, 2006 and February 25, 2006 ............         492          492

  Additional paid-in capital .........................      28,699       28,644

  Treasury stock, 9,915,000 shares and 9,539,000 shares
    as of May 27, 2006 and February 25, 2006 .........     (94,947)     (91,376)

  Retained earnings ..................................     270,014      269,954

  Minimum pension liability adjustment ...............      (5,551)      (5,551)

  Unrealized loss on securities available for sale ...        (311)          --

  Cummulative foreign currency adjustment ............       5,323        2,473
                                                          ---------    ---------
        TOTAL STOCKHOLDERS' EQUITY ...................     203,719      204,636
                                                         ---------    ---------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...   $ 275,840    $ 268,638
                                                         =========    =========

See Notes to Condensed Consolidated Financial Statements.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (amounts in thousands, except per share and share data)


                                                       (Unaudited)
                                                  Thirteen weeks ended
                                                  May             May
                                                27, 2006        28, 2005
                                                --------        --------

Net sales                                       $ 80,971        $ 78,584

Cost of sales                                     53,043          50,940
                                                --------        --------
   Gross profit on sales                          27,928          27,644

Selling, general and administrative expenses      26,288          27,137
                                                --------        --------
     Income from operations                        1,640             507

Interest income, net                                 757             740
                                                --------        --------
Income before provision for income taxes           2,397           1,247

Provision for income taxes                           760             285
                                                --------        --------
Net income from continuing operations              1,637             962

Loss from discontinued operations -net of tax         32              65
                                                --------        --------
   Net income                                   $  1,605        $    897
                                                ========        ========


Basic net income per share
  - From continuing operations                  $   0.04        $   0.02
  - From discontinued operations                $     --        $     --
                                                --------        --------
Basic net income per share                      $   0.04        $   0.02
                                                ========        ========

Diluted net income per share:
   - From continuing operations                 $   0.04        $   0.02
   - From discontinued operations               $     --        $     --
                                                --------        --------
Diluted net income per share                    $   0.04        $   0.02
                                                ========        ========


Weighted average shares outstanding
   - basic                                      39,497,000      40,455,000
   - diluted                                    40,354,000      41,255,000




            See Notes to Condensed Consolidated Financial Statements.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                           COMPREHENSIVE INCOME (LOSS)
                             (amounts in thousands)



                                                       (Unaudited)
                                                  Thirteen weeks ended
                                                  May             May
                                                27, 2006        28, 2005
                                                --------        --------

Net income                                      $  1,605        $    897

Unrealized loss on securities
  available for sale                                (311)             --

Currency translation adjustment                    2,850          (1,806)
                                                ---------       ---------
     Comprehensive income (loss)                $  4,144        $   (909)
                                                =========       =========






































            See Notes to Condensed Consolidated Financial Statements.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)


                                                               (Unaudited)
                                                          Thirteen weeks ended
                                                            May           May
                                                          27, 2006     28, 2005
                                                          --------     --------

Cash flows from operating activities:
  Net income from continuing operations.................  $  1,637     $   962
  Adjustments to reconcile net income to cash flows
    provided by (used in) operating activities:
  Depreciation and amortization ........................     1,243       1,394
  Share based compensation                                      55          --
  Deferred income taxes ................................      (920)       (689)

Net effect of changes in:
  Accounts receivable ..................................    (7,204)        291
  Inventories ..........................................    (5,372)     (4,969)
  Income tax receivable ................................        77          11
  Income tax payable ...................................       810        (864)
  Prepaid expenses and other current assets ............     2,074       1,425
  Payables and other current liabilities ...............     7,190      (5,406)
  All other ............................................       943      (1,517)
                                                            -------     -------
    Cash provided by (used in) operating activities
      -- continuing operations .........................       533      (9,362)
    Cash used in operating activites -- discontinued
      operations .......................................       (32)        (73)
                                                            -------     -------
    Cash provided by (used in) operating activites --total     501      (9,435)

Cash flows from investing activities:
  Purchase of short-term investments ...................    (29,880)   (101,901)
  Sale of short-term investments .......................     30,767     100,975
  Purchases of property, plant and equipment ...........       (643)      (673)
                                                           ---------  ---------
    Cash provided by (used in) investing activities ....        244     (1,599)

Cash flows from financing activities:
  Dividends paid ........................................    (1,545)    (1,618)
  Exercise of stock options .............................     1,389         40
  Purchase of treasury stock ............................    (4,960)        --
                                                           ---------    --------
    Cash used in financing activities - continuing
      operations ........................................    (5,116)    (1,578)

Effect of exchange rates on cash and cash equivalents ...     3,754     (1,782)

Net decrease in cash and cash equivalents ...............     ( 617)   (14,394)

Cash and cash equivalents at beginning of period ........    28,174      36,442
                                                           ---------   ---------
Cash and cash equivalents at end of period ..............  $ 27,557    $ 22,048
                                                           =========   =========

Supplemental disclosure of cash flow information:

  Interest paid .........................................  $     33    $     28
                                                           ========    ========
  Income taxes paid .....................................  $    676    $  1,123
                                                           ========    ========


            See Notes to Condensed Consolidated Financial Statements.

                    THE TOPPS COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF MAY 27, 2006 AND FEBRUARY 25, 2006
         AND FOR THE THIRTEEN WEEKS ENDED MAY 27, 2006 AND MAY 28, 2005


1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim consolidated financial statements have been prepared by The Topps Company, Inc. and its subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, considered necessary for a fair presentation. Operating results for the thirteen week periods ended May 27, 2006 and May 28, 2005 are not necessarily indicative of the results that may be expected for the year. For further information, refer to the consolidated financial statements and notes thereto in the Company's annual report for the year ended February 25, 2006.

Impact of Recent Accounting Pronouncements

Share-Based Compensation Plans

Effective February 26, 2006, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") Statement No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R") using the modified prospective transition method. Under this method, prior periods are not revised for comparative purposes and the Company recognizes compensation cost using a fair-value based method for all share-based payments granted after February 25, 2006, plus any awards granted to employees up through February 25, 2006 that remain unvested at that time. Prior to February 26, 2006, the Company accounted for its share-based compensation plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25. "Accounting for Stock Issued to Employees", and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--An Interpretation of APB Opinion No. 25". On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for purposes of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R.

The  Company  has  Stock   Option   Plans  that  provide  for  the  granting  of
non-qualified stock options, incentive stock options and stock appreciation rights (SARs) to employees, non-employee directors and consultants within the meaning of Section 422A of the Internal Revenue Code. Options are granted with an exercise price equal to the closing market price of the stock on the grant date, generally vest within three years and expire ten years after the grant date. The Company re-issues treasury shares when stock options are exercised and the Company anticipates that it will have enough treasury shares purchased to cover all outstanding stock options.

The Company recorded compensation cost arising from share-based payment arrangements in selling, general and administrative expenses on the Consolidated Statement of Operations for the Company's Stock Option Plans of $55,000 and zero for the thirteen weeks ended May 27, 2006 and May 28, 2005, respectively.

As a result of adopting SFAS 123R, the Company's income before provision for income taxes and net income for the thirteen weeks ended May 27, 2006 was $55,000 and $38,000 lower, respectively. Basic and diluted income per share for the thirteen weeks ended May 27, 2006, did not change materially from the reported $0.04 and $0.04, respectively, upon the Company's adoption of SFAS 123R.

Determining Fair Value

Valuation and Amortization Method: The fair value of stock options granted under the Company's Stock Option Plans is estimated using the Black-Scholes option pricing model. The fair value of stock options granted after February 25, 2006 will be amortized on a straight-line basis. Compensation expense is amortized over the requisite service periods of the awards, which are generally the vesting periods.

Expected Volatility: Volatility is a measure of the amount by which a financial variable, such as share price, has fluctuated (historical volatility) or is expected to fluctuate (expected volatility). The expected volatility of stock option awards at the date of grant is estimated based on the historical selling price of the Company's securities. The decision to use historical volatility was based upon the lack of availability of actively traded options on the Company's common stock. Prior to the adoption of SFAS 123R, the Company calculated expected volatility using historical stock price volatility.

Expected Term: The expected term of an employee share option is the period of time for which the option is expected to be outstanding. The Company has made a determination of expected term by analyzing employees' historical exercise experience and post-vesting employment termination behavior from its history of grants and exercises in the Company's option database. The historical pattern of options exercised has been analyzed in an effort to determine if there were any discernable patterns of activity based on certain demographic characteristics such as employees' length of service, salary and job level.

Risk-Free Interest Rate: The risk-free interest rate used in the Black-Scholes option pricing model is based on the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used.

Dividends: On June 26, 2003, the Board of Directors of the Company initiated a regular quarterly cash dividend of $0.04 per share. An expected dividend yield of $0.16 was used in the Black-Scholes valuation model.

Forfeiture: The Company uses historical data to estimate pre-vesting option forfeitures. Share-based compensation expense is recorded only for those awards that are expected to vest.

The following assumptions were used to estimate the fair value of options granted under the Company's Stock Option Plans for the thirteen weeks ended May 27, 2006 and May 28, 2005:

                                                        Stock Options
                                                     Thirteen Weeks Ended
                                                        May         May
                                                     27, 2006     28, 2005
--------------------------------------------------------------------------------

Expected term (years)                                   5.7          5.8
Expected volatility                                      29%          32%
Risk-free interest rate                                 4.9%         4.4%
Expected dividend                                     $0.16         $0.16
--------------------------------------------------------------------------------

Stock Option Activity and Share-Based Compensation Expense

Stock option activity for the thirteen weeks ended May 27, 2006 is summarized as follows:

                                                        Weighted     Weighted
                                                         Average      Average
                                                        Exercise     Remaining       Aggregate
                                         Number of        Price     Contractual   Intrinsic Value
                                          Shares        Per Share   Term (Years)   (in thousands)
Outstanding at February 25, 2006        3,427,543(1)    $ 7.30
   Granted                                 43,000         7.94
   Exercised                             (199,649)        6.74
   Forfeitures                           (116,460)        8.73
                                       -----------
Outstanding at May 27, 2006             3,154,434         7.29         4.71          $  3,802
Vested or expected to vest              3,065,345         7.25         4.61          $  3,816
Exercisable at May 27, 2006             2,687,182       $ 7.06         4.12          $  3,879

(1) The number of shares outstanding has been adjusted from previously reported figures due to 13,333 shares incorrectly reported as forfeited during the year ended February 25, 2006.

The weighted average fair value of options granted during the thirteen weeks ended May 27, 2006 was $2.32 and there were no stock options granted during the thirteen weeks ended May 28, 2005. The aggregate intrinsic value of options outstanding at May 27, 2006 is calculated as the difference between the exercise price of the underlying options and the market price of the Company's common stock for the 1,982,167 shares that had exercise prices that were lower than the $8.80 market price of the Company's common stock at May 26, 2006. The total intrinsic value of options exercised during the thirteen weeks ended May 27, 2006 and May 28, 2005 was $413,000 and $0, respectively, determined as of the date of exercise.

For the thirteen weeks ended May 27, 2006, the Company recognized approximately $55,000 in share-based compensation expense for stock options granted under the Company's Stock Option Plans. As of May 27, 2006, there was $353,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company's Stock Option Plans. This amount assumes the Company's expected forfeiture rate. That cost is expected to be recognized over a weighted average period of 1.88 years. The Company utilizes treasury shares to satisfy the exercise of stock options.

Comparable Disclosures

The following table illustrates the pro forma effect on the Company's net income and net income per share as if the Company had adopted the fair value based method of accounting for stock-based compensation under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," for the thirteen weeks ended May 28, 2005. See the assumptions disclosed previously in this note that were used to estimate the fair value of options granted under the stock option plans for the thirteen weeks ended May 28, 2005.

                                                Thirteen Weeks Ended
                                                     May, 28, 2005
                                                (In thousands, except
                                                   per share amounts)

Net income, as reported                                 $ 897
Add: Stock-based employee compensation expense
  included in net income, tax effected                     --
Deduct: Total share-based employee compensation
  expense determined under fair value method for
  all awards, net of income taxes                        (116)
                                                        ------
Pro forma net income                                    $ 781
                                                        ======

Net income per share

Basic - as reported                                     $ 0.02
Basic - pro forma                                       $ 0.02
Diluted - as reported                                   $ 0.02
Diluted - pro forma                                     $ 0.02


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


3. Accounts Receivable
                                            May          February
                                         27, 2006        25, 2006
                                        ---------       ---------
                                        (in thousands of dollars)

Gross receivables                       $  65,612       $  55,244
Reserve for estimated returns             (23,806)        (21,181)
Other reserves                            ( 3,422)        ( 2,883)
                                        ----------      ----------
   Net receivables                      $  38,384       $  31,180
                                        =========       ==========

Other reserves consist of allowances for discounts, doubtful accounts and customer deductions for marketing promotional programs.

4. Inventories
                                            May          February
                                         27, 2006        25, 2006
                                        ---------       ---------
                                        (in thousands of dollars)
Raw materials                           $  12,553       $  10,123
Work in process                             6,769           4,623
Finished products                          22,831          22,035
                                        ----------      ----------
   Total inventory                      $  42,153       $  36,781
                                        =========       ==========

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

Beginning with the quarter ended May 27, 2006, the Company began evaluating performance of each segment based upon its operating profit after direct overhead which is defined as net sales less cost of goods, product development, advertising and promotional costs, obsolescence and personnel and other direct costs, but before unallocated general and administrative expenses including rent, most insurance, professional fees and corporate personnel costs such as finance, management information systems, legal and human resources, depreciation and amortization, other income (expense), net interest and income taxes.

The majority of the Company's assets are shared across both segments, and the Company's chief decision-maker does not evaluate the performance of each segment utilizing asset-based measures. Therefore, the Company does not include a breakdown of assets or depreciation and amortization by segment.

The information provided below for the thirteen weeks ended May 28, 2005, has been reclassified to conform with the current year's presentation.

                                          Thirteen Weeks Ended
                                      May 27, 2006    May 28, 2005
                                      ------------    ------------
                                         (amounts in thousands)
Net Sales
Candy                                   $  40,470       $  40,407
Gum                                         2,239           3,632
                                        ---------       ---------
Total Confectionery                        42,709          44,039
                                        ---------       ---------

Sports                                     27,638          15,033
Non-Sports                                 10,624          19,512
                                        ---------       ---------
Entertainment Products                     38,262          34,545
                                        ---------       ---------
Total                                   $  80,971       $  78,584
                                        =========       =========
Contributed Margin
Confectionery                           $  13,212       $  11,840
Entertainment Products                      7,555           8,255
                                        ---------       ---------
Total                                   $  20,767       $  20,095
                                        =========       =========

Direct Overhead
Confectionery                           $   5,679       $   6,240
Entertainment Products                      5,905           5,753
                                        ---------       ---------
Total                                   $  11,584       $  11,993
                                        =========       =========

Operating Profit Net of Direct Overhead
Confectionery                           $   7,533       $   5,600
Entertainment Products                      1,650           2,502
                                        ---------       ---------
Total                                   $   9,183       $   8,102
                                        =========       ==========

Reconciliation of Operating Profit to
Income Before Provision for Income Taxes:

Total operating profit,
  net of direct overhead                $   9,183       $   8,102
Indirect overhead                          (6,418)         (7,283)
Other income, net                             240           1,058
Depreciation & amortization                (1,365)         (1,370)
                                        ----------      ----------
Income from operations                      1,640              507
Interest income, net                          757              740
                                        ----------      ----------
Income before provision
  for income taxes                      $   2,397       $    1,247
                                        ==========      ==========


6. Common Stock

In June 2003, the Board of Directors of the Company initiated a regular quarterly cash dividend of $0.04 per share which has been paid each quarter since that date.

In October 1999, the Company's Board of Directors authorized the repurchase of up to 5 million shares of the Company's common stock. In October 2001, the Company completed the authorization and the Board approved the purchase of another 5 million shares of the Company's common stock.

During the first half of fiscal 2006, the Company did not purchase any shares due to a strategic business review being performed by investment banking and consulting firms. In September 2005, the Company entered into a written trading plan that complies with Rule 10b5-1 under the Securities and Exchange Act of 1934, as amended, which provides for the purchase of up to 500,000 shares for each of the next four quarters starting in the third quarter of fiscal 2006 at the prevailing market price, per share, subject to certain conditions. In addition, the Board of Directors increased the outstanding share authorization by 3,390,700 shares to 5 million shares. As of May 27, 2006, the Company had purchased 1,611,211 shares under this amended authorization, leaving 3,388,789 shares available for future purchases.

Each of the members of the Board of Directors who is not an employee of the Company annually receives $20,000 worth of restricted stock, which is issued out of treasury stock and vests over one year.


7. Credit Agreement

On September 14, 2004, the Company entered into a new credit agreement with JPMorgan Chase Bank. The agreement provides for a $30.0 million unsecured facility to cover revolver and letter of credit needs and expires on September 13, 2007. Interest rates are variable and a function of market rates and the Company's earnings before interest, taxes, depreciation and amortization. The credit agreement contains restrictions and prohibitions of a nature generally found in loan agreements of this type and requires the Company, among other things, to comply with certain financial covenants, limits the Company's ability to sell or acquire assets or borrow additional money and places certain restrictions on the purchase of Company shares and the payment of dividends. The credit agreement may be terminated by the Company at any point over the three-year term (provided the Company repays all outstanding amounts thereunder) without penalty.

There was no debt outstanding under the credit agreement as of May 27, 2006 or February 25, 2006.

8. Discontinued Operations - thePit.com

In August 2001, the Company acquired all the outstanding common stock of thePit.com, Inc., which operated a sports card exchange, for a net cash purchase price of $5.7 million. The acquisition was accounted for using the purchase method of accounting and resulted in recognizing $0.8 million in intangible assets and $4.1 million in goodwill. The Company included this subsidiary in the Entertainment segment of its business. The Company was unable to operate the subsidiary profitably and in January 2006 sold the subsidiary for $360,000, with scheduled payments to be made over four years.

Per Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment of Long-Lived Assets, the net book value of the assets of thePit.com, Inc., which consisted primarily of the $4.1 million goodwill from the acquisition as well as smaller amounts of inventory and unamortized intangibles, was written down $2,432,000 net of tax to $360,000, which is the fair value of the assets based on the expected proceeds from the sale of the subsidiary.

The Company incurred an additional $32,000 in expense, net of tax, related to the discontinued operations during the quarter ended May 27, 2006.

The purchaser has paid the Company $30,000 of the $360,000 sales price as of May 27, 2006. The remaining $330,000 is reported in prepaid expenses and other current assets and other assets on the Consolidated Balance Sheet as of May 27, 2006. The Company has restated its Consolidated Statements of Cash Flows for the thirteen weeks ended May 28, 2005 to reflect this discontinued operation.


9. Goodwill and Intangible Assets

On March 3, 2002, the Company adopted SFAS 141, Business Combinations and SFAS 142, Goodwill and Other Intangible Assets which require the Company to prospectively cease amortization of goodwill and instead conduct periodic tests of goodwill for impairment. Intangible assets as of May 27, 2006 and February 25, 2006 were as follows:

                                            May 27, 2006                    February 25, 2006
                                  ---------------------------------- ----------------------------------
                                    Gross                           '   Gross
                                  Carrying   Accumulated            ' Carrying    Accumulated
                                    Value   Amortization     Net    '   Value    Amortization     Net
                                  --------  ------------  --------  ' --------   ------------  --------
                                                         (in thousands of dollars)
Licenses and contracts ........   $ 21,569   $(18,779)    $  2,790  ' $ 21,569    $(18,611)    $ 2,958
Intellectual property .........     18,784    (15,576)       3,208  '   18,784     (15,318)      3,466
Software and other ............      2,482     (2,482)         --   '    2,482     ( 2,482)        --
                                  --------   ---------    --------  ' --------     ---------   --------
Total intangibles .............   $ 42,835   $(36,837)    $  5,998  ' $ 42,835    $(36,411)    $ 6,424
                                  ========   =========    ========  ' ========     =========   ========

In connection with the classification of the fair value of the assets of thePit.com as available for sale, $0.1 million of intangible assets and $4.1 million of goodwill were determined to be impaired and were written off in the third quarter of fiscal 2006.

Useful lives of the Company's intangible assets have been established based on the Company's intended use of such assets and their estimated period of future benefit, which are reviewed periodically. Useful lives are as follows:

                                                          Weighted Average
               Category              Useful Life        Remaining Useful Life
               --------           ----------------      ---------------------
        Licenses and contracts        15 years                4.2 years
        Intellectual property          6 years                3.1 years

The weighted average remaining useful life for the Company's intangible assets in aggregate is 3.5 years. Over the next five years, the Company estimates annual amortization of the intangible assets detailed above to be as follows (in thousands):


                                    Fiscal Year                 Amount
                                    -----------                 ------
                                        2007                  $   1,703
                                        2008                  $   1,703
                                        2009                  $   1,703
                                        2010                  $   1,036
                                        2011 and thereafter   $     279


In addition to the amortization of intangibles listed above, reported amortization expense, which was $572,000 and $595,000 for the thirteen weeks ended May 27, 2006 and May 28, 2005, respectively, included amortization of deferred financing fees and deferred compensation costs.


10. Legal Proceedings

On November 19, 2001, Media Technologies, Inc. sued the Company and nine other manufacturers of trading cards (the "Defendants") in the Federal District Court for the Central District of California for their sales of all types of "relic" cards that contain an authentic piece of equipment, i.e., a piece of sporting equipment or jersey. Plaintiffs alleged infringement of U.S. Patent Nos. 5,803,501 and 6,142,532. On May 23, 2005, the Company entered into a settlement agreement in which it paid Media Technologies, Inc. a sum of $2,000,000 which is being amortized over the term of the contract. Media Technologies Inc. agreed to dismiss all claims against the Company and to issue a license to the Company to distribute relic cards for seven years. The Company further agreed that under certain conditions which may arise in the future, it would make additional payments to Media Technologies, Inc. as part of the ongoing license.

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

On February 9, 2006, the Court adjourned the trial which had been scheduled for March 13, 2006 and ruled it would consider a new motion by Stani for partial summary judgment which argues that the Agreement permitted Stani to use the Company's information and trade secrets after the Agreement's expiration in 1996. Oral argument was held on March 15, 2006 and the parties await a decision. If the Company ultimately prevails in this litigation, it could have a material impact on the Company's consolidated financial statements.

In another matter, on December 12, 2003, WizKids, Inc. ("WizKids") and Jordan Weisman filed a complaint in Washington state court for professional malpractice, breach of fiduciary duty and disgorgement of fees against the law firm Michael, Best & Friedrich, LLP ("MB&F), and Timothy Kelley, one of its partners, based on their submission of a PCT patent application for WizKids' combat dial that alleged to have prejudiced WizKids' United States patent rights by failing to designate the United States as one of the member states for subsequent conversion to a national application. In a settlement reached on October 31, 2005, defendants agreed to pay WizKids $2,950,000.

The Company is a party in several other civil actions which are routine and incidental to its business. In management's opinion, after consultation with legal counsel, these other actions will not have a material adverse effect on the Company's financial condition or results of operations.

11. Employee Benefit Plans

The components of net periodic benefit costs for the thirteen weeks ended May 27, 2006 and May 28, 2005 are as follows (in thousands):
                                                               Postretirement
                                               Pension           Healthcare
--------------------------------------------------------------------------------
                                             May      May       May       May
                                          27, 2006  28, 2005  27, 2006  28, 2005
--------------------------------------------------------------------------------
     Service cost                          $ 181     $ 399      $  67    $  93
     Interest cost                           560       618        151      143
     Expected return on plan assets         (574)     (551)        -        -
        Initial transition obligation       ( 14)     ( 16)        50       50
        Prior service cost                     7        13        (46)      -
        Actuarial losses                     134       238         41       10
                                           -----     -----      -----    -----
     Net periodic benefit cost             $ 294     $ 701      $ 263    $ 296
================================================================================

The fiscal 2007 costs are estimated based on actuarial assumptions, and actual costs will be adjusted at the end of the fiscal year.

12. Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements and, therefore, there is no effect on its financial position, changes in financial position, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources from this type of arrangement.

13. Restructuring Charge

On September 29, 2005, a restructuring program was announced which separates the Confectionery and Entertainment businesses to the extent practical and streamlines the organizational structure through headcount reductions. In connection with the headcount reductions, the Company incurred charges of approximately $3.7 million; consisting of $1.3 million for termination costs in each of the third and fourth quarters of fiscal 2006 and $1.1 million for pension settlement costs in the fourth quarter. These charges are reflected in selling, general and administrative expenses in the Consolidated Statements of Operations for the year ended February 25, 2006. The table below reconciles the activity to the liability related to the restructuring from February 25, 2006, through May 27, 2006 (in thousands):

                        February                             May
                        25, 2006   Payments   Additions   27, 2006
                        --------   --------   ---------   --------
Termination costs       $   980    $   (61)   $    --     $   919
Pension settlement        1,050         --         --       1,050
                        -------    --------   ---------   -------
                        $ 2,030    $   (61)   $    --     $ 1,969
                        =======    ========   =========   =======

14. Subsequent Event

In June 2006, the Company internally announced a restructuring program, principally related to its entertainment operations in New York, Pennsylvania and Seattle (WizKids' headquarters.) This program will result in estimated annual savings of approximately $3.3 million. The Company expects to incur a charge of approximately $1.7 million in connection with this restructuring in the second quarter of fiscal 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
-------------------------------------------------------


To The Board of Directors and Stockholders of The Topps Company, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of The Topps Company, Inc. and subsidiaries (the "Company") as of May 27, 2006, and the related condensed consolidated statements of operations, comprehensive income
(loss) and cash flows for the thirteen week periods ended May 27, 2006 and May 28, 2005. These interim financial statements are the responsibility of the Company's management.

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

As discussed in Note 1 to the condensed consolidated  financial statements,  the
Company  adopted  Statement  of  Financial   Accounting  Standards  No.  123(R),
Share-Based Payment, effective February 26, 2006.

We have  previously  audited,  in  accordance  with the  standards of the Public
Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of February 25, 2006, and the related consolidated statements of operations, stockholders' equity, comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated May 9, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 25, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

 /s/   DELOITTE & TOUCHE LLP
 ---------------------------

New York, New York
July 5, 2006

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Quarter Fiscal Year 2007 (thirteen weeks ended May 27, 2006) versus First Quarter Fiscal Year 2006 (thirteen weeks ended May 28, 2005)

The following table sets forth, for the periods indicated, net sales by key business segment:

NET SALES
                               Thirteen Weeks Ended
                                May            May
                              27, 2006      28, 2005
                              --------      --------
                              (amounts in thousands)
         Net Sales
         ---------
         Confectionery        $ 42,709      $ 44,039
         Entertainment          38,262        34,545
                                ------        ------
         Total                $ 80,971      $ 78,584
                              ========      ========


Net sales for the first quarter of fiscal 2007 were $81.0 million, an increase of $2.4 million, or 3.1%, from $78.6 million in the same period last year. Weaker foreign currencies versus the prior year reduced 2007 first quarter sales by $1.0 million.

Net sales of confectionery products, which include, among other things, Ring Pop, Push Pop, Baby Bottle Pop, Juicy Drop Pop, Bazooka brand bubble gum and licensed candy products, were $42.7 million in the first quarter of this year, a decrease of $1.3 million, or 3.0%, from $44.0 million in fiscal 2006. This decrease was largely a function of the later shipment this year of the GrandSlam pre-pack (a combined sports card and candy product sold primarily to smaller retail accounts) as a function of the new baseball agreement, and lower sales of Bazooka in the period leading up to the relaunch. U.S. sales of Baby Bottle Pop increased in the quarter this year, reflecting the success of the new 2DMax line extension, as did international confectionery sales, driven by Mega Mouth Spray and Juicy Drop Pop in Europe and stronger lollipop sales in Latin America. Weaker foreign currencies versus the prior year reduced 2007 first quarter confectionery sales by $0.2 million.

Net sales of entertainment products, which include cards, stickers, sticker albums and the WizKids line of strategy games, were $38.3 million in the first quarter of fiscal 2007, an increase of $3.7 million, or 10.8%, from $34.5 million in the same period last year. This increase reflected significantly higher sales of US sports cards, driven by a new arrangement with the baseball licensors as well as the Company's strong product line up and marketing campaign which encompasses national television advertising and in-stadium promotions. Sales of European sports products also showed strong gains as a result of the addition of products surrounding the World Cup tournament held once every four years. Sales of non-sports publishing products declined year-over-year due to last year's strong Star Wars release. Additionally, sales of WizKids products were impacted by a softer gaming industry and lower sales of Pirates products introduced last year. Weaker foreign currencies versus the prior year reduced 2007 first quarter entertainment sales by $0.8 million.


RESULTS of OPERATIONS
                                                  Thirteen Weeks Ended
                                           May 27, 2006         May 28, 2005
                                           ------------         ------------
                                                 (amounts in thousands)

     Net Sales                          $ 80,971    100.0%   $ 78,584    100.0%
     Cost of Sales                        53,043     65.5%     50,940     64.8%
                                        --------    -----    --------    ------
          Gross Profit                    27,928     34.5%     27,644     35.2%

     Selling, General & Administrative    26,288     32.5%     27,137     34.5%
                                        ---------   ------   --------    ------
     Income from Operations                1,640      2.2%       507       0.6%

Gross profit as a percentage of net sales in the first quarter of fiscal 2007 was 34.5% as compared with 35.2% in the first quarter of last year. Approximately half of the margin decline was a function of the higher proportion of entertainment sales, which have a lower gross profit margin. The remainder of the margin decline was a result of higher costs, primarily for autographs and relics for U.S. sports products as well as related to returns on sales of European entertainment products.

SG&A expense was $26.3 million in the first quarter fiscal 2007, down from $27.1 million in fiscal 2006. As a percentage of net sales, SG&A was 32.5% in the first quarter of fiscal 2007 versus 34.5% in the first quarter of fiscal 2006.
Lower costs this year reflect the Company's cost reduction initiatives, specifically the September 2005 workforce reduction as well as cost savings put in place at year end related to pension, post retirement medical, consulting, legal and insurance expenses. Marketing expenditures for the quarter this year were flat with prior year as increases in advertising and promotional support for U.S. baseball card products were offset by lower spending at WizKids and in Canada.

Net interest income of $757,000 in the first quarter of fiscal 2007 was roughly flat with that in the first quarter of fiscal 2006 due to more favorable interest rates offset by a lower average cash balance.

The Company reflects provisions for federal, state and local income taxes in accordance with statutory income tax rates. The Company reported an effective tax rate of 31.7% in the first quarter of fiscal 2007 versus an effective tax rate of 22.9% in the first quarter of fiscal 2006.

The Company reported net income in the first quarter of fiscal 2007 of $1.6 million, or $0.04 per diluted share, versus $897,000, or $0.02 per diluted share in the first quarter of fiscal 2006.

Other Matters

In June 2006, the Company internally announced a restructuring program, principally related to its entertainment operations in New York, Pennsylvania and Seattle (WizKids' headquarters.) This program will result in estimated annual savings of approximately $3.3 million. The Company expects to recognize a charge of approximately $1.7 million in connection with the restructuring in the second quarter of fiscal 2007.

Liquidity and Capital Resources

Management believes that the Company has adequate reserves to meet its liquidity and capital needs over the foreseeable future as a result of the combination of cash on hand, anticipated cash from operations and credit line availability.

On May 27, 2006, the Company had $27.6 million in cash and cash equivalents and $52.1 million in short-term investments.

On September 14, 2004, the Company entered into a credit agreement with JPMorgan Chase Bank. The agreement provides for a $30.0 million unsecured facility to cover revolver and letter of credit needs and expires on September 13, 2007. Interest rates are variable and a function of market rates and the Company's earnings before interest, taxes, depreciation, and amortization. The credit agreement contains restrictions and prohibitions of a nature generally found in loan agreements of this type and requires the Company, among other things, to comply with certain financial covenants, limits the Company's ability to sell or acquire assets or borrow additional money and places certain restrictions on the purchase of Company shares and the payment of dividends. The credit agreement may be terminated by the Company at any point over the three-year term (provided the Company repays all outstanding amounts thereunder) without penalty.

During the first half of fiscal 2006, the Company did not purchase any shares due to a strategic business review being performed by investment banking and consulting firms. In September 2005, the Company entered into a written trading plan that complies with Rule 10b5-1 under the Securities and Exchange Act of 1934, as amended, which provides for the purchase of up to 500,000 shares for each of the next four quarters starting in the third quarter of fiscal 2006 at the prevailing market price, per share, subject to certain conditions. In addition, the Board of Directors increased the outstanding share authorization by 3,390,700 shares to 5 million shares. As of May 27, 2006, the Company had purchased 1,611,211 shares under this amended authorization leaving 3,388,789 shares available for future purchases.

In the thirteen weeks ended May 27, 2006, the Company's net decrease in cash and cash equivalents was $0.6 million versus a decrease of $14.4 million in the comparable period of fiscal 2006.

Cash provided by operating activities during the first quarter of fiscal 2007 was $0.5 million versus cash used of $9.4 million during the first quarter of fiscal 2006. This was primarily due to a $7.2 million increase in accounts payable and other current liabilities, a $2.1 million increase in prepaid expenses, $1.2 million in depreciation and amortization and $1.6 million in net income. Partially offsetting these were a $7.2 million increase in accounts receivable due to higher sales compared to the fourth quarter of fiscal 2006 and a $5.4 million increase in inventories stemming from the timing of board stock purchases and the acquisition of autographs for future sports products. The prior periods unfavorable cash performance reflected lower net income, a substantial increase in inventories and decreases in accounts payable and other current liabilities.

Cash provided by investing activities was $0.2 million in the first quarter of fiscal 2007 versus a use of cash of $1.6 million last year. Year-to-date this year, short-term investments were reduced by $0.9 million, partially offset by capital spending of $0.6 million, largely related to the rollout of new ERP system. Last year's use of cash of $1.6 million reflected the net purchase of $0.9 million of short-term investments and $0.7 million in capital spending. Fiscal 2007 full year capital spending is projected to be $4.0 - $5.0 million driven by investments in Ring Pop production equipment and computer software and hardware. Capital spending will be funded out of cash flow from operating activities. The proceeds from the sale of thePit.com, Inc. will be received over the next four years.

Cash used in financing activities of $5.1 million this period reflects $1.5 million in cash dividends and $5.0 million in treasury stock purchases, partially offset by $1.4 million in cash from options exercised. This compares with a total outlay for financing activities of $1.6 million in the same period last year, comprised of $1.6 million in cash dividends. There were no treasury stock purchases or options exercised in the first quarter of fiscal 2006. Dividend payments and treasury stock purchases are being funded out of cash flow from operating activities.

There are no material changes outside the ordinary course of business with respect to Company's purchase obligations as presented in the Commitments table included in its Annual Report on Form 10-K for the year ended February 25, 2006.

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

Note 1 to the Company's consolidated financial statements, included in its Annual Report on Form 10-K for the year ended February 25, 2006, "Summary of Significant Accounting Policies," summarizes its significant accounting policies. Following is a summary of the critical policies and methods used.

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

Returns Provisions: In determining the provision for returns, the Company performs an in-depth review of wholesale and retail inventory levels for each product sold, trends in product sell-through by sales channel, and other factors. The provision for returns was $9.4 million in the first thirteen weeks of fiscal 2007 and $7.6 million in 2006, which equates to 11.6% and 9.6% of net sales, respectively. The increase in the provision this year was partially the result of higher returns on certain European publishing products and on WizKids products sold to retail channels. An increase or decrease in the provision for returns by 1% of net sales would have decreased or increased operating income by approximately $0.8 million.

Intangible Assets: Intangible assets include trademarks and the value of sports, entertainment and proprietary product rights. Amortization is by the straight-line method over estimated lives which range between three and fifteen years. Management evaluates the recoverability of finite-lived intangible assets under the provisions of SFAS No. 144 Accounting for the Impairment or Disposal of Long-lived Assets.

Accrual for Obsolete Inventory: The Company's accrual for obsolete inventory reflects the cost of items in inventory not anticipated to be sold. This accrual is deemed necessary as a result of discontinued items and packaging or a reduction in forecasted sales and is adjusted periodically based on a review of inventory levels and sales projections. The provision for obsolete inventory was $0.7 million in the first thirteen weeks of fiscal 2007 and $1.3 million in fiscal 2006, which equates to 0.9% and 1.6% of net sales, respectively. An increase or decrease in the provision for obsolescence by 1% of net sales would have decreased or increased operating income by approximately $0.8 million.

ITEM 3. DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk associated with activities in derivative financial instruments (e.g., hedging or currency swap agreements), other financial instruments and derivative commodity instruments is confined to the impact of mark-to-market changes in foreign currency rates on the Company's forward contracts and options. The Company has no debt outstanding and does not engage in any commodity-related derivative transactions. As of May 27, 2006, the Company had $21.7 million in contracts which were entered into for the purpose of hedging forecasted receipts and disbursements in various foreign currencies.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

On November 19, 2001, Media Technologies, Inc. sued the Company and nine other manufacturers of trading cards (the "Defendants") in the Federal District Court for the Central District of California for their sales of all types of "relic" cards that contain an authentic piece of equipment, i.e., a piece of sporting equipment or jersey. Plaintiffs alleged infringement of U.S. Patent Nos. 5,803,501 and 6,142,532. On May 23, 2005, the Company entered into a settlement agreement in which it paid Media Technologies, Inc. a sum of $2,000,000 which is being amortized over the term of the contract. Media Technologies Inc. agreed to dismiss all claims against the Company and to issue a license to the Company to distribute relic cards for seven years. The Company further agreed that under certain conditions which may arise in the future, it would make additional payments to Media Technologies, Inc. as part of the ongoing license.

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

On February 9, 2006, the Court adjourned the trial which had been scheduled for March 13, 2006 and ruled it would consider a new motion by Stani for partial summary judgment which argues that the Agreement permitted Stani to use the Company's information and trade secrets after the Agreement's expiration in 1996. Oral argument was held on March 15, 2006 and the parties await a decision. If the Company ultimately prevails in this litigation, it could have a material impact on the Company's consolidated financial statements.

In another matter, on December 12, 2003, WizKids, Inc. ("WizKids") and Jordan Weisman filed a complaint in Washington state court for professional malpractice, breach of fiduciary duty and disgorgement of fees against the law firm Michael, Best & Friedrich, LLP ("MB&F), and Timothy Kelley, one of its partners, based on their submission of a PCT patent application for WizKids' combat dial that alleged to have prejudiced WizKids' United States patent rights by failing to designate the United States as one of the member states for subsequent conversion to a national application. In a settlement reached on October 31, 2005, defendants agreed to pay WizKids $2,950,000.

The Company is a party in several other civil actions which are routine and incidental to its business. In management's opinion, after consultation with legal counsel, these other actions will not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 1A. RISK FACTORS

Dependence on Licenses. The Company's trading card and sticker album businesses are highly dependent upon licensing arrangements with third parties. These licenses, which have varying expiration dates, are obtained from the various professional sports leagues, players associations and, in certain instances, the players themselves as well as from non-sports entertainment companies. The Company's inability to renew or retain certain of these licenses, or the lack of vitality of these licenses, could have a material adverse affect on its future plans and results.

Contraction in Sports Card Industry. The sports card industry as a whole has contracted significantly over at least the last ten years. Further prolonged and material contraction in the sports card industry, whether caused by labor strife or otherwise, could have a material adverse affect on the Company's future plans and results.

New Products. The Company may be unable to produce timely, or at all, certain new planned products. The inability of the Company to produce planned products could have a material adverse affect on its future plans and results.

Returns. Approximately 68% of the Company's fiscal 2006 sales were made on a returnable basis. Although the Company maintains returns provisions, returns considerably in excess of the Company's provisions could have a material adverse affect on its future plans and results.

Suppliers. The Company has a single source of supply for most of its lollipop products. The loss of this supplier due to civil unrest or for any other reason could have a material adverse affect on the Company's future plans and results. Additionally, failure of the new Bazooka manufacturer to supply the Company with quality products on a timely basis could have a material adverse affect on the sales of Bazooka.

Customers. The Company has several large customers, some of which are serviced by single distributors. The loss of any of these customers or distributors could have a material adverse affect on the Company's future plans and results.

International, Political and Economic Risk. There is an increase in risk generally associated with operating outside of the U.S. Events such as civil unrest, currency devaluation, political upheaval and health-related issues could have a material adverse affect on the Company's future plans and results.

Legal Proceedings. See Part II Item 1: Legal Proceedings for a discussion of legal matters that could have a material adverse affect on the Company's future plans and results.

Raw materials. Raw materials required for production of the Company's products are generally available. However, the unavailability of certain raw materials or a significant increase in their cost could have a material adverse affect on future plans and results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table lays out the information required by Item 703 of Reg S-K:


                        Total    Average                       Maximum Number of
                        Number    Price    Total Number of     Shares that may
                          of      Paid    Shares Purchased as  yet be Purchased
                        Shares     per      Part of Publicly     Under the Plans
     Period           Purchased   Share     Announced Plans       or Programs
--------------------  ---------  -------  -------------------  -----------------
February 26, 2006
to March 25, 2006      166,660    $ 8.18         166,660            3,805,441
--------------------  ---------  -------- -------------------  -----------------
March 26, 2006 to
April 29, 2006         219,992      8.38         219,992            3,585,449
--------------------  ---------  -------- -------------------  -----------------
April 30, 2006 to
May 27, 2006           196,660      8.84         196,660            3,388,789
--------------------  --------- --------- -------------------  -----------------
Total                  583,312    $ 8.48         583,312            3,388,789
====================  ========= ========= ===================  =================


ITEM 6. EXHIBITS AND REPORTS

(a) Exhibits as required by Item 601 of Regulation S-K filed herewith:

31.1 Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2 Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

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


                                        THE TOPPS COMPANY, INC.
                                        -----------------------
                                               REGISTRANT



                                        /s/ Catherine K. Jessup
                                        ------------------------
                                            Catherine K. Jessup
                                         Duly Authorized Officer


July 6, 2006