Form 10-Q
period 2006-08-26
TOPPS CO INC
filed 2006-10-05
CIK 812076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 26, 2006

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number: 000-15817

The Topps Company, Inc.
(Exact name of Registrant as Specified in its Charter)

Delaware	11-2849283
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

One Whitehall Street
New York, NY    10004
(Address of Principal Executive Offices including Zip Code)

(212) 376-0300
(Registrant's Telephone Number, Including Area Code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.
YES    ☒        NO    ☐

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☐                           Accelerated filer    ☒                           Non-accelerated filer    ☐

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES    ☐        NO    ☒

      Number of shares of common stock outstanding as of September 29, 2006: 38,644,720.

Note: PDF provided as a courtesy

THE TOPPS COMPANY, INC.
AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

THE TOPPS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (amounts in thousands, except per share and share data)
(Unaudited)

                                                                                         August 26,     February 25,
                                                                                            2006            2006
                                                                                       --------------  --------------
ASSETS
Current assets:
   Cash and cash equivalents                                                          $       39,323  $       28,174
   Short-term investments                                                                     45,918          53,269
   Accounts receivable, net                                                                   34,756          31,180
   Inventories                                                                                36,659          36,781
   Income tax receivable                                                                       1,693           1,407
   Deferred tax assets                                                                         5,688           5,687
   Prepaid expenses and other current assets                                                  10,510          11,134
                                                                                       --------------  --------------
      Total current assets                                                                   174,547         167,632
                                                                                       --------------  --------------
Property, plant and equipment                                                                 31,688          30,430
Less: accumulated depreciation and amortization                                               21,021          19,402
                                                                                       --------------  --------------
      Property, plant and equipment                                                           10,667          11,028
Goodwill                                                                                      63,405          63,405
Intangible assets, net                                                                         5,572           6,424
Deferred tax assets                                                                            7,029           6,334
Other assets                                                                                  11,696          13,815
                                                                                       --------------  --------------
      Total assets                                                                    $      272,916  $      268,638
                                                                                       ==============  ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                   $        7,553  $       11,263
   Accrued expenses and other liabilities                                                     35,632          25,345
   Income taxes payable                                                                        3,410           3,311
                                                                                       --------------  --------------
      Total current liabilities                                                               46,595          39,919
Accrued pension obligation                                                                    24,360          24,083
                                                                                       --------------  --------------
      Total liabilities                                                                       70,955          64,002
                                                                                       --------------  --------------
Stockholders' equity:
   Preferred stock, par value $.01 per share authorized 10,000,000 shares,
      none issued                                                                                 --              --
   Common stock, par value $.01 per share, authorized 100,000,000 shares; issued
      49,244,000 shares as of August 26, 2006 and February 25, 2006                              492             492
   Additional paid-in capital                                                                 28,759          28,644
   Treasury stock, 10,417,000 shares and 9,539,000 shares
      as of August 26, 2006 and February 25, 2006, respectively                              (98,975)        (91,376)
   Retained earnings                                                                         271,811         269,954
   Minimum pension liability adjustment                                                       (5,551)         (5,551)
   Unrealized loss on securities available for sale                                             (167)             --
   Cumulative foreign currency adjustment                                                      5,592           2,473
                                                                                       --------------  --------------
      Total stockholders' equity                                                             201,961         204,636
                                                                                       --------------  --------------
      Total liabilities and stockholders' equity                                      $      272,916  $      268,638
                                                                                       ==============  ==============

See Notes to Condensed Consolidated Financial Statements.

THE TOPPS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (amounts in thousands, except per share and share data)
(Unaudited)

                                                     Thirteen weeks ended       Twenty-six weeks ended
                                                   --------------------------  --------------------------
                                                    August 26,    August 27,    August 26,    August 27,
                                                       2006          2005          2006          2005
                                                   ------------  ------------  ------------  ------------
Net sales                                         $     82,318  $     74,936  $    163,289  $    153,520
Cost of sales                                           51,219        46,560       104,262        97,500
                                                   ------------  ------------  ------------  ------------
   Gross profit on sales                                31,099        28,376        59,027        56,020

Selling, general and administrative expenses            26,807        24,998        53,095        52,135
                                                   ------------  ------------  ------------  ------------
   Income from operations                                4,292         3,378         5,932         3,885

Interest income, net                                       731           758         1,488         1,498
                                                   ------------  ------------  ------------  ------------
   Income before provision (benefit) for income tax      5,023         4,136         7,420         5,383
Provision (benefit) for income taxes                     1,665          (754)        2,425          (469)
                                                   ------------  ------------  ------------  ------------
Net income from continuing operations                    3,358         4,890         4,995         5,852
Loss from discontinued operations - net of tax              --            53            32           118
                                                   ------------  ------------  ------------  ------------
   Net income                                     $      3,358  $      4,837  $      4,963  $      5,734
                                                   ============  ============  ============  ============

Basic net income per share:
   - From continuing operations                   $       0.09  $       0.12  $       0.13  $       0.14
   - From discontinued operations                           --          0.00          0.00          0.00
                                                   ------------  ------------  ------------  ------------
Basic net income per share                        $       0.09  $       0.12  $       0.13  $       0.14
                                                   ============  ============  ============  ============
Diluted  net income per share:
   - From continuing operations                   $       0.08  $       0.12  $       0.12  $       0.14
   - From discontinued operations                           --          0.00          0.00          0.00
                                                   ------------  ------------  ------------  ------------
Diluted net income per share                      $       0.08  $       0.12  $       0.12  $       0.14
                                                   ============  ============  ============  ============

Weighted average shares outstanding
   - basic                                          39,072,000    40,512,000    39,286,000    40,484,000
   - diluted                                        39,954,000    41,547,000    40,189,000    41,429,000

See Notes to Condensed Consolidated Financial Statements.

THE TOPPS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)
(Unaudited)

                                                     Thirteen weeks ended       Twenty-six weeks ended
                                                   --------------------------  --------------------------
                                                    August 26,    August 27,    August 26,    August 27,
                                                       2006          2005          2006          2005
                                                   ------------  ------------  ------------  ------------
Net income                                        $      3,358  $      4,837  $      4,963  $      5,734
Unrealized loss on securities available for sale           144            --          (167)           --
Foreign currency translation adjustment                    269          (636)        3,119        (2,442)
                                                   ------------  ------------  ------------  ------------
   Comprehensive income                           $      3,771  $      4,201  $      7,915  $      3,292
                                                   ============  ============  ============  ============

See Notes to Condensed Consolidated Financial Statements.

THE TOPPS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (amounts in thousands)
(Unaudited)

                                                                                                  Twenty-six weeks ended
                                                                                                 --------------------------
                                                                                                  August 26,    August 27,
                                                                                                     2006          2005
                                                                                                 ------------  ------------
Cash flows from operating activities:
   Net income from continuing operations                                                        $      4,995  $      5,852
   Adjustments to reconcile net income to cash flows provided by (used in) operating activities:
      Depreciation and amortization                                                                    2,471         2,789
      Share based compensation                                                                           115            --
      Tax benefit from share based compensation                                                          (49)           --
      Deferred taxes                                                                                    (696)         (454)
      Net effect of changes in:
         Accounts receivable                                                                          (3,576)          273
         Inventories                                                                                     122        (4,294)
         Income tax receivable                                                                          (286)         (496)
         Income tax payable                                                                               99        (2,273)
         Prepaid expense and other current assets                                                        624         2,289
         Payables and other current liabilities                                                        6,577        (5,179)
         All other                                                                                      (244)       (1,608)
                                                                                                 ------------  ------------
Cash provided by (used in) operating activities - continuing operations                               10,152        (3,101)
Cash used in operating activities - discontinued operations                                              (32)         (172)
                                                                                                 ------------  ------------
Cash provided by (used in) operating activities - total                                               10,120        (3,273)
                                                                                                 ------------  ------------
Cash flows from investing activities:
   Purchase of short-term investments                                                                (75,027)     (178,351)
   Sale of short-term investments                                                                     82,378       183,552
   Purchases of property, plant and equipment                                                         (1,258)       (1,305)
                                                                                                 ------------  ------------
Cash provided by investing activities - continuing operations                                          6,093         3,896
                                                                                                 ------------  ------------
Cash flows from financing activities:
   Dividends paid                                                                                     (3,106)       (3,239)
   Exercise of stock options                                                                           1,389           677
   Tax benefit from share based compensation                                                              49            --
   Purchase of treasury stock                                                                         (8,988)           --
                                                                                                 ------------  ------------
Cash used in financing activities - continuing operations                                            (10,656)       (2,562)
                                                                                                 ------------  ------------
Effect of exchange rate changes on cash and cash equivalents                                           5,592        (2,323)
                                                                                                 ------------  ------------
Net increase (decrease) in cash and cash equivalents                                                  11,149        (4,262)
Cash and cash equivalents at beginning of period                                                      28,174        36,442
                                                                                                 ------------  ------------
Cash and cash equivalents at end of period                                                      $     39,323  $     32,180
                                                                                                 ============  ============

Supplemental disclosures of cash flow information:
   Interest paid                                                                                $         85  $         38
                                                                                                 ============  ============

   Income taxes paid                                                                            $      3,067  $      1,797
                                                                                                 ============  ============

See Notes to Condensed Consolidated Financial Statements.

THE TOPPS COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AUGUST 26, 2006 AND FEBRUARY 25, 2006
AND FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED AUGUST 26, 2006 AND

AUGUST 27, 2005

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared by The Topps Company, Inc. and its subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, considered necessary for a fair presentation. Operating results for the twenty-six week periods ended August 26, 2006 and August 27, 2005 are not necessarily indicative of the results that may be expected for the year. For further information, refer to the consolidated financial statements and notes thereto in the Company's annual report for the year ended February 25, 2006.

Impact of Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109." This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is in the process of analyzing the impact that this Interpretation may have on its consolidated financial statements. Therefore, the Company is not in a position to conclude whether the adoption of this Interpretation will have a material impact on the Company's consolidated financial statements.

In September 2006, FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157 "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the effect of this pronouncement on its consolidated financial statements.

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

3. Accounts Receivable (in thousands)

                                                          August 26,    February 25,
                                                             2006           2006
                                                         -------------  -------------
Gross receivables                                       $      59,075  $      55,244
Reserve for estimated returns                                 (22,543)       (21,181)
Other reserves                                                 (1,776)        (2,883)
                                                         -------------  -------------
   Net receivables                                      $      34,756  $      31,180
                                                         =============  =============

4. Inventories (in thousands)

                                                          August 26,    February 25,
                                                             2006           2006
                                                         -------------  -------------
Raw materials                                           $      12,025  $      10,123
Work in process                                                 3,449          4,623
Finished product                                               21,185         22,035
                                                         -------------  -------------
   Total inventory                                      $      36,659  $      36,781
                                                         =============  =============

Obsolete inventory reserves for each category are included in the amounts shown above.

5. Share-Based Compensation Plans

Effective February 26, 2006, the Company adopted the provisions of FASB Statement No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R") using the modified prospective transition method. Under this method, prior periods are not revised for comparative purposes and the Company recognizes compensation cost using a fair-value based method for all share-based payments granted after February 25, 2006, plus any awards granted to employees up through February 25, 2006 that remain unvested at that time. Prior to February 26, 2006, the Company accounted for its share-based compensation plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation-An Interpretation of APB Opinion No. 25". On November 10, 2005, FASB issued FASB Staff Position No. FAS 123(R)-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for purposes of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R.

The Company has Stock Option Plans that allow for the granting of non-qualified stock options, incentive stock options (within the meaning of Section 422A of the Internal Revenue Code) stock appreciation rights (SARs) and restricted stock to employees, non-employee directors and consultants. In the past, options were granted with an exercise price equal to the closing market price of the stock on the day immediately prior to the grant date. In 2006, the Company amended its 2001 Stock Incentive Plan to provide that options will be granted with an exercise price equal to the closing market price of the stock on the grant date. Options generally vest within a three to five-year period and expire ten years after the grant date. Each year, on the date of the Company's Annual Meeting of Stockholders each member of the Board who is not an employee of the Company is automatically granted a number of shares of restricted stock equal to $20,000 divided by the the closing market price of the stock on the date of the Annual Meeting. These director awards will vest on the date of the next regularly scheduled Annual Meeting, provided that if the next Annual Meeting is not scheduled within thirteen months of the date of grant, such the awards will vest on the first anniversary of the date of grant. The Company re-issues treasury shares to satisfy restricted stock grants and when stock options are exercised and the Company anticipates that it will have enough treasury shares to cover all outstanding stock options.

The Company recorded compensation cost arising from share-based payment arrangements in selling, general and administrative expenses on the Condensed Consolidated Statement of Operations for the Company's Stock Option Plans of $61,000 and zero for the thirteen weeks ended August 26, 2006 and August 27, 2005, respectively, and $115,000 and $0 for the twenty-six weeks ended August 26, 2006 and August 27, 2005, respectively.

As a result of adopting SFAS 123R, the Company's income before provision for income taxes and net income for the thirteen weeks ended August 26, 2006 was $61,000 and $40,000 lower, respectively, than if it had continued to account for share-based compensation in accordance with the provision of APB Opinion No. 25. The Company's income before provision for income taxes and net income for the twenty-six weeks ended August 26, 2006 was $115,000 and $77,000 lower, respectively than if it had continued to account for share-based compensation in accordance with the provision of APB Opinion No. 25. Basic and diluted income per share for the thirteen and twenty-six weeks ended August 26, 2006 did not change materially from the reported income per share, upon the Company's adoption of SFAS 123R.

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

The following assumptions were used to estimate the fair value of options granted under the Company's Stock Option Plans for the thirteen and twenty-six weeks ended August 26, 2006:

                                                           Stock Options
                                                    --------------------------
                                                     Thirteen     Twenty-six
                                                     Weeks Ended  Weeks Ended
                                                     August 26,   August 26,
                                                        2006         2006
                                                     ----------   ----------
Expected term (years)                                      5.6          5.6
Expected volatility                                         30%         29%
Risk-free interest rate                                    5.1%        5.0%
Expected dividend                                        $0.16        $0.16

Stock Option Activity and Share-Based Compensation Expense

Stock option activity for the twenty-six weeks ended August 26, 2006 is summarized as follows:

                                                                   Weighted
                                                      Weighted     Average     Aggregate
                                                      Average     Remaining    Intrinsic
                                                     Exercise     Contractual    Value
                                      Number of        Price         Term         (in
                                       Shares        Per Share     (Years)     thousands)
                                     -----------     ----------   ----------   ----------
Outstanding at February 25, 2006      3,427,543 (1) $     7.30
Granted                                 118,000           8.09
Exercised                              (199,649)          6.74
Forfeitures                            (224,211)          8.75
                                     -----------
Outstanding at August 26, 2006        3,121,683           7.27         4.32   $    4,448
Vested or expected to vest            3,067,491           7.42         4.24        4,459
Exercisable at August 26, 2006        2,842,349     $     7.14         3.87   $    4,392

(1) The number of shares outstanding has been adjusted from previously reported figures due to 13,333 shares incorrectly reported as forfeited during the year ended February 25, 2006.

The weighted average fair value of options granted during the thirteen weeks ended August 26, 2006 was $2.54 and there were no stock options granted during the thirteen weeks ended August 27, 2005. The weighted average fair value of options granted during the twenty-six weeks ended August 26, 2006 was $2.46 and there were no stock options granted during the twenty-six weeks ended August 27, 2005. The aggregate intrinsic value of options outstanding at August 26, 2006 is calculated as the difference between the exercise price of the underlying options and the market price of the Company's common stock for the 1,969,916 shares that had exercise prices that were lower than the $8.69 market price of the Company's common stock at August 25, 2006. The total intrinsic value of options exercised during the thirteen weeks ended August 26, 2006 and August 27, 2005 was $0 and $0, respectively, determined as of the date of exercise. The total intrinsic value of options exercised during the twenty-six weeks ended August 26, 2006 and August 27, 2005 was $413,000 and $251,000, respectively, determined as of the date of exercise.

For the thirteen and twenty-six weeks ended August 26, 2006, the Company recognized approximately $61,000 and $115,000 in share-based compensation expense for stock options granted under the Company's Stock Option Plans. As of August 26, 2006, there was $470,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company's Stock Option Plans. This amount assumes the Company's expected forfeiture rate. That cost is expected to be recognized over a weighted average period of 1.87 years. The Company utilizes treasury shares to satisfy the exercise of stock options.

Comparable Disclosures

The following table illustrates the pro forma effect on the Company's net income and net income per share as if the Company had adopted the fair value based method of accounting for stock-based compensation under FASB No. 123, "Accounting for Stock-Based Compensation," for the thirteen and twenty-six weeks ended August 27, 2005. See the assumptions disclosed previously in this note that were used to estimate the fair value of options granted under the stock option plans for the thirteen and twenty-six weeks ended August 27, 2005.

                                                                            Thirteen weeks ended   Twenty-six weeks ended
(In thousands, except per share amounts)                                      August 27, 2005         August 27, 2005
                                                                           ----------------------  ----------------------
Net income, as reported                                                   $                4,837  $                5,734
   Add: Stock-based employee compensation expense included
      in net income, tax effected                                                             --                      --
   Deduct: Total share-based employee compensation expense determined
      under fair value method for all awards, net of income taxes                            (88)                   (204)
                                                                           ----------------------  ----------------------
Pro forma net income                                                      $                4,749  $                5,530
                                                                           ======================  ======================

Net income per share
   Basic - as reported                                                    $                 0.12  $                 0.14
   Basic - pro forma                                                      $                 0.12  $                 0.14
   Diluted - as reported                                                  $                 0.12  $                 0.14
   Diluted - pro forma                                                    $                 0.11  $                 0.13

6. Segment Information

Following is the breakdown of industry segments as required by FASB No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company has two reportable business segments: Confectionery and Entertainment.

The Confectionery segment consists of a variety of candy products including Ring Pop, Push Pop, Baby Bottle Pop, Juicy Drop Pop, the Bazooka bubble gum line and, from time to time, confectionery products based on licensed characters, such as Pokemon.

The Entertainment segment primarily consists of trading cards and sticker album products featuring sports and non-sports subjects. Trading cards feature players from Major League Baseball, the National Basketball Association and the National Football League, as well as characters from popular films, television shows and other entertainment properties. Sticker album products feature players from the English Premier League and characters from entertainment properties such as Pokemon. This segment also includes results from WizKids, a designer and marketer of strategy games acquired in July 2003.

Beginning with the quarter ended May 27, 2006, the Company began evaluating performance of each segment based upon its operating profit after direct overhead which is defined as net sales less cost of goods, product development, advertising and promotional costs, obsolescence and personnel and other direct overhead costs, but before unallocated general and administrative expenses (indirect overhead) including rent, most insurance, professional fees and corporate personnel costs such as finance, management information systems, legal and human resources, depreciation and amortization, other income (expense), net interest and income taxes.

The majority of the Company's assets are shared across both segments, and the Company's chief decision-maker does not evaluate the performance of each segment utilizing asset-based measures. Therefore, the Company does not include a breakdown of assets or depreciation and amortization by segment.

The information provided below for the thirteen and twenty-six weeks ended August 27, 2005, have been reclassified to conform to the current year's presentation.

                                                     Thirteen weeks ended       Twenty-six weeks ended
                                                   --------------------------  --------------------------
                                                    August 26,    August 27,    August 26,    August 27,
(amounts in thousands)                                 2006          2005          2006          2005
                                                   ------------  ------------  ------------  ------------
Net Sales
Candy                                             $     37,756  $     39,518  $     78,226  $     79,925
Gum                                                      2,040         2,730         4,279         6,362
                                                   ------------  ------------  ------------  ------------
   Total Confectionery                                  39,796        42,248        82,505        86,287
                                                   ------------  ------------  ------------  ------------
Sports                                                  34,110        19,878        61,748        34,912
Non-Sports                                               8,412        12,810        19,036        32,321
                                                   ------------  ------------  ------------  ------------
   Total Entertainment Products                         42,522        32,688        80,784        67,233
                                                   ------------  ------------  ------------  ------------
Total Net Sales                                   $     82,318  $     74,936  $    163,289  $    153,520
                                                   ============  ============  ============  ============
Contributed Margin
Confectionery                                     $     13,173  $     14,067  $     26,385  $     25,907
Entertainment Products                                  12,380        10,007        19,935        18,262
                                                   ------------  ------------  ------------  ------------
Total                                             $     25,553  $     24,074  $     46,320  $     44,169
                                                   ============  ============  ============  ============
Direct Overhead
Confectionery                                     $      5,611  $      5,843  $     11,290  $     12,083
Entertainment Products                                   6,224         6,515        12,129        12,268
                                                   ------------  ------------  ------------  ------------
Total                                             $     11,835  $     12,358  $     23,419  $     24,351
                                                   ============  ============  ============  ============
Operating Profit Net of Direct Overhead
Confectionery                                     $      7,562  $      8,224  $     15,095  $     13,824
Entertainment Products                                   6,156         3,492         7,806         5,994
                                                   ------------  ------------  ------------  ------------
Total                                             $     13,718  $     11,716  $     22,901  $     19,818
                                                   ============  ============  ============  ============
Reconciliation of Operating Profit to
   Income Before Provision for Income Taxes:

Total operating profit, net of direct overhead    $     13,718  $     11,716  $     22,901  $     19,818
Indirect overhead                                       (7,623)       (7,297)      (14,041)      (14,580)
Other income, net                                            2           331           242         1,389
Depreciation & amortization                             (1,805)       (1,372)       (3,170)       (2,742)
                                                   ------------  ------------  ------------  ------------
Income from operations                                   4,292         3,378         5,932         3,885
Interest income, net                                       731           758         1,488         1,498
                                                   ------------  ------------  ------------  ------------
Income before provision for income taxes          $      5,023  $      4,136  $      7,420  $      5,383
                                                   ============  ============  ============  ============

7. Common Stock

In June 2003, the Board of Directors of the Company initiated a regular quarterly cash dividend of $0.04 per share which has been paid each quarter since that date.

In October 2001, the Company completed the authorization and the Board approved the purchase of 5 million shares of the Company's common stock. As of February 26, 2005, the Company had purchased 3,390,700 shares related to this authorization, leaving 1,609,300 shares available for future purchases.

During the first half of fiscal 2006, the Company did not purchase any shares due to a strategic business review that was performed by investment banking and consulting firms. In September 2005, the Company entered into a written trading plan that complies with Rule 10b5-1 under the Securities and Exchange Act of 1934, as amended, which provides for the purchase of up to 500,000 shares for each of the next four quarters starting in the third quarter of fiscal 2006 at the prevailing market price, per share, subject to certain conditions. In addition, the Board of Directors increased the outstanding share authorization by 3,390,700 shares to 5 million shares. As of August 26, 2006, the Company had purchased 2,125,544 shares under this amended authorization, leaving 2,874,456 shares available for future purchases.

Each of the members of the Board of Directors who is not an employee of the Company annually receives $20,000 worth of restricted stock, which is issued from treasury stock and vests over one year.

8. Credit Agreement

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

There was no debt outstanding under the credit agreement as of August 26, 2006 or February 25, 2006.

9. Discontinued Operations - thePit.com

In August 2001, the Company acquired all the outstanding common stock of thePit.com, Inc., which operated a sports card exchange, for a net cash purchase price of $5.7 million. The acquisition was accounted for using the purchase method of accounting and resulted in recognizing $0.8 million in intangible assets and $4.1 million in goodwill. The Company included this subsidiary in the Entertainment segment of its business. The Company was unable to operate the subsidiary profitably and in January 2006 sold the subsidiary for $0.4 million, with scheduled payments to be made over four years.

Per SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets," the net book value of the assets of thePit.com, Inc., which consisted primarily of the $4.1 million goodwill from the acquisition as well as smaller amounts of inventory and unamortized intangibles, was written down by $2.4 million net of tax to $0.4 million, which is the fair value of the assets based on the expected proceeds from the sale of the subsidiary.

The Company incurred an additional $32,000 in expense, net of tax, related to the discontinued operations during the twenty-six weeks ended August 26, 2006.

The purchaser has paid the Company $35,000 of the $360,000 sales price as of August 26, 2006. The remaining $325,000 is reported in prepaid expenses and other current assets and other assets on the Condensed Consolidated Balance Sheet as of August 26, 2006. The Company has restated its Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended August 27, 2005 to reflect this discontinued operation.

10. Goodwill and Intangible Assets

On March 3, 2002, the Company adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" which require the Company to prospectively cease amortization of goodwill and instead conduct periodic tests of goodwill for impairment. Intangible assets as of August 26, 2006 and February 25, 2006 were as follows:

                                         August 26, 2006                February 25, 2006
                              ---------------------------------  ---------------------------------
                                Gross                              Gross
                              Carrying   Accumulated             Carrying   Accumulated
                                Value    Amortization    Net       Value    Amortization    Net
                              ---------  -----------  ---------  ---------  -----------  ---------
                                                      (in thousands of dollars)
Licenses and contracts       $  21,569      (18,946)     2,623  $  21,569      (18,611)     2,958
Intellectual property           18,784      (15,835)     2,949     18,784      (15,318)     3,466
Software and other               2,482       (2,482)        --      2,482       (2,482)        --
                              ---------  -----------  ---------  ---------  -----------  ---------
    Total intangibles        $  42,835  $   (37,263) $   5,572  $  42,835  $   (36,411) $   6,424
                              =========  ===========  =========  =========  ===========  =========

Useful lives of the Company's intangible assets have been established based on the Company's intended use of such assets and their estimated period of future benefit, which are reviewed periodically. Useful lives are as follows:

                                              Weighted Average Remaining
Category                         Useful Life         Useful Life
------------------------------  ------------- --------------------------
Licenses and contracts              15 years          3.9 years
Intellectual property                6 years          2.9 years

The weighted average remaining useful life for the Company's intangible assets in aggregate is 3.3 years. Over the next five years, the Company estimates annual amortization of the intangible assets detailed above to be as follows (in thousands):

Fiscal Years                       Amount
------------------------------  -------------
2007                           $       1,703
2008                           $       1,703
2009                           $       1,703
2010                           $       1,036
2011                           $         279

Reported amortization expense, which was $999,000 and $596,000 for the thirteen weeks ended August 26, 2006 and August 27, 2005, respectively and $1,571,000 and $1,191,000 for the twenty-six weeks ended August 26, 2006 and August 27, 2005, respectively, included amortization of deferred financing fees and deferred compensation costs.

11. Legal Proceedings

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

On February 9, 2006, the Court adjourned the trial which had been scheduled for March 13, 2006 and ruled it would consider a new motion by Stani for partial summary judgment which argued that the Agreement permitted Stani to use the Company's information and trade secrets after the Agreement's expiration in 1996.

On August 31, 2006, the Court granted Stani's motion for partial summary judgment to the extent dismissing the Company's claims for breach of contract and wrongful misappropriation of trade secrets. Taking into account the Court's decision, the Company's remaining claims are that Stani misappropriated an aspect of its Bazooka flavor formula through reverse engineering and that Stani fraudulently induced the Company to enter into an agreement that relieved Stani of the obligation to pay royalties on certain (non-Bazooka) products between 1988 and the expiration of the Agreement in 1996.

The Company intends to appeal the Court's ruling, and on September 18, 2006 filed a Motion To Certify Dismissed Claims For Appeal to seek permission to appeal the dismissed claims immediately.

In another matter, on December 12, 2003, WizKids, Inc. ("WizKids") and Jordan Weisman filed a complaint in Washington state court for professional malpractice, breach of fiduciary duty and disgorgement of fees against the law firm Michael, Best & Friedrich, LLP ("MB&F"), and Timothy Kelley, one of its partners, based on their submission of a PCT patent application for WizKids' combat dial that alleged to have prejudiced WizKids' United States patent rights by failing to designate the United States as one of the member states for subsequent conversion to a national application. In a settlement reached on October 31, 2005, defendants agreed to pay WizKids $2,950,000.

The Company is a party in several other civil actions which are routine and incidental to its business. In management's opinion, after consultation with legal counsel, these other actions are not reasonably expected to have a material adverse effect on the Company's financial condition or results of operations.

12. Employee Benefit Plans

The components of net periodic benefit costs for the thirteen and twenty-six weeks ended August 26, 2006 and August 27, 2005 are as follows (in thousands):

                                            Pension            Postretirement Healthcare
                                     ------------------------  -------------------------
                                     August 26,   August 27,   August 26,    August 27,
                                        2006         2005         2006          2005
                                     -----------  -----------  -----------   -----------
Thirteen weeks
Service cost                        $        56  $       399  $        67   $        93
Interest cost                               560          618          151           143
Expected return on plan assets             (574)        (551)          --            --
   Initial transition obligation            (14)         (16)          50            50
   Prior service cost                         7           13          (46)           --
   Actuarial losses                         134          238           41            10
                                     -----------  -----------  -----------   -----------
Net periodic benefit cost           $       169  $       701  $       263   $       296
                                     ===========  ===========  ===========   ===========

                                            Pension            Postretirement Healthcare
                                     ------------------------  -------------------------
                                     August 26,   August 27,   August 26,    August 27,
                                        2006         2005         2006          2005
                                     -----------  -----------  -----------   -----------
Twenty-six weeks
Service cost                        $       237  $       798  $       134   $       186
Interest cost                             1,120        1,236          302           286
Expected return on plan assets           (1,148)      (1,102)          --            --
   Initial transition obligation            (28)         (32)         100           100
   Prior service cost                        14           26          (92)           --
   Actuarial losses                         268          476           82            20
                                     -----------  -----------  -----------   -----------
Net periodic benefit cost           $       463  $     1,402  $       526   $       592
                                     ===========  ===========  ===========   ===========

The fiscal 2007 costs are estimated based on actuarial assumptions, and actual costs will be adjusted at the end of the fiscal year, when the full actuarial evaluation is completed.

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

In June 2006, the Company announced a restructuring program, principally related to its entertainment operations in New York, NY, Duryea, PA, and Seattle, WA, (WizKids' headquarters.) The Company incurred charges of approximately $1.1 million in the second quarter of fiscal 2007; consisting of $0.7 million for termination costs and $0.4 million related to the accelerated recognition of deferred compensation paid to Jordan Weisman as part of the acquisition of Wizkids. The Company anticipates additional related termination costs of $0.3 million in the third quarter and $0.6 million in the fourth quarter of fiscal 2007. These charges are reflected in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations for the thirteen and twenty-six weeks ended August 26, 2006. The Company estimates that these charges will be paid by the end of the fiscal year.

The table below reconciles the activity to the liability related to the restructuring from February 25, 2006, through August 26, 2006 (in thousands):

                                     February 25,                            August 26,
                                        2005       Payments     Additions       2006
                                     -----------  -----------  -----------   -----------
Termination costs                   $       980  $      (749) $     1,131   $     1,362
Pension settlement                        1,050           --           --         1,050
                                     -----------  -----------  -----------   -----------
                                    $     2,030  $      (749) $     1,131   $     2,412
                                     ===========  ===========  ===========   ===========

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of The Topps Company, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of The Topps Company, Inc. and subsidiaries (the "Company") as of August 26, 2006, and the related condensed consolidated statements of operations, comprehensive income and cash flows for the thirteen and twenty-six week periods ended August 26, 2006 and August 27, 2005. These interim financial statements are the responsibility of the Company's management.

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

As discussed in Note 5 to the condensed consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective February 26, 2006.

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

/s/ DELOITTE & TOUCHE LLP New York, New York October 4, 2006

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Second Quarter Fiscal Year 2007 (thirteen weeks ended August 26, 2006) versus Second Quarter Fiscal Year 2006 (thirteen weeks ended August 27, 2005)

The following table sets forth, for the periods indicated, net sales by key business segment:

NET SALES

                                                         Thirteen weeks ended
                                               ----------------------------------------
                                               August 26, 2006          August 27, 2005
                                               ---------------          ---------------
                                                         (amounts in thousands)
Net Sales
Confectionery                                 $        39,796          $        42,248
Entertainment                                          42,522                   32,688
                                               ---------------          ---------------
   Total                                      $        82,318          $        74,936
                                               ===============          ===============

Net sales for the second quarter of fiscal 2007 were $82.3 million, an increase of $7.4 million, or 9.9%, from $74.9 million in the same period last year. Stronger foreign currencies versus the prior year increased 2007 second quarter sales by $0.5 million.

Net sales of confectionery products, which include, among other things, Ring Pop, Push Pop, Baby Bottle Pop, Juicy Drop Pop, Bazooka brand bubble gum and licensed candy products, were $39.8 million in the second quarter of this year, a decrease of $2.4 million, or 5.8%, from $42.2 million in fiscal 2006. This decrease was largely a function of lower sales of certain core products in the U.S., combined with the discontinuation of certain products sold last year such as Bazooka Booster, Crunchy Snakes in Europe and licorice in Canada. Stronger foreign currencies versus the prior year increased 2007 second quarter confectionery sales by $0.2 million.

Net sales of entertainment products, which include cards, stickers, sticker albums and the WizKids line of strategy games, were $42.5 million in the second quarter of fiscal 2007, an increase of $9.8 million, or 30.1%, from $32.7 million in the same period last year. This increase reflected significantly higher sales of U.S. sports cards, driven by a new arrangement with the baseball licensors as well as the Company's strong product line-up and marketing campaign which encompasses national television advertising and in-stadium promotions. Sales of European sports products also showed modest gains over last year in the quarter, driven by the tail end of a successful run with products associated with the English and Italian World Cup soccer teams, an event which occurs once every four years. Sales of non-sports publishing products declined year-over-year due to last year's strong WWE and Star Wars releases. Additionally, sales of WizKids products were impacted by a softer gaming industry and lower sales of Pirates products introduced last year. Stronger foreign currencies versus the prior year increased 2007 second quarter entertainment sales by $0.3 million.

RESULTS of OPERATIONS

                                                              Thirteen weeks ended
                                               ------------------------------------------------
                                               August 26, 2006          August 27, 2005
                                               -----------------------  -----------------------
                                                             (dollars in thousands)
Net Sales                                     $        82,318   100.0% $        74,936   100.0%
Cost of Sales                                          51,219    62.2%          46,560    62.1%
                                               ---------------          ---------------
   Gross Profit                                        31,099    37.8%          28,376    37.9%

Selling, General & Administrative                      26,807    32.6%          24,998    33.4%
                                               ---------------          ---------------
Income from Operations                        $         4,292     5.2% $         3,378     4.5%

Gross profit as a percentage of net sales in the second quarter of fiscal 2007 was 37.8% as compared with 37.9% in the second quarter of last year. Margins in the quarter were negatively impacted by the significant growth of entertainment products, which have higher product development, content and royalty costs than confectionery products. Partially offsetting the negative mix were the favorable impact of rebates from our confectionery vendor (which are not expected to continue over the balance of the year) and efforts to remove non value-added features from lollipop products.

SG&A expense was $26.8 million in the second quarter fiscal 2007, up from $25.0 million in fiscal 2006. As a percentage of net sales, SG&A expense was 32.6% in the second quarter of fiscal 2007 versus 33.4% in the second quarter of fiscal 2006. The dollar increases from the prior year are the result of special charges related to the 2006 proxy contest and the reorganization announced in June 2006 of approximately $0.9 million and $1.1 million, respectively, as well as increased marketing expenditures. These increases were partially offset by reductions in overhead costs stemming from the Company's cost reduction initiatives, specifically the September 2005 workforce reduction as well as cost savings put in place at year-end fiscal 2006 related to pension, post retirement medical, consulting, legal and insurance expenses.

Net interest income of $731,000 in the second quarter of fiscal 2007 was roughly flat with that in the second quarter of fiscal 2006 due to more favorable interest rates offset by a lower average cash balance.

The Company reflects provisions for federal, state and local income taxes in accordance with statutory income tax rates. The Company reported an effective tax rate of 33.2% in the second quarter of fiscal 2007 versus an effective tax rate benefit of (18.2%) in the second quarter of fiscal 2006, which was a function of the reversal of reserves after completion of a successful Internal Revenue Service ("IRS") audit.

The Company reported net income in the second quarter of fiscal 2007 of $3.4 million, or $0.08 per diluted share, versus $4.8 million, or $0.12 per diluted share in the second quarter of fiscal 2006.

First Half Fiscal Year 2007 (twenty-six weeks ended August 26, 2006) compared to First Half Fiscal Year 2006 (twenty-six weeks ended August 27, 2005)

The following table sets forth, for the periods indicated, net sales by key business segment:

NET SALES

                                                        Twenty-six weeks ended
                                               ----------------------------------------
                                               August 26, 2006          August 27, 2005
                                               ---------------          ---------------
                                                         (amounts in thousands)
Net Sales
Confectionery                                 $        82,505          $        86,287
Entertainment                                          80,784                   67,233
                                               ---------------          ---------------
   Total                                      $       163,289          $       153,520
                                               ===============          ===============

Net sales in the first half of fiscal 2007 were $163.3 million, an increase of $9.8 million, or 6.4%, from $153.5 million in the same period last year. Weaker foreign currencies versus the prior year reduced fiscal 2007 first half sales by $0.5 million.

Net sales of confectionery products were $82.5 million in the first half of this year, a decrease of $3.8 million, or 4.4%, from $86.3 million in fiscal 2006. This decrease was largely a function of the lower sales of certain core products in the U.S., combined with the discontinuation of certain products sold last year such as Bazooka Booster, Crunchy Snakes in Europe and licorice in Canada. There was virtually no foreign currency impact on confectionery sales versus the comparable period last year.

Net sales of entertainment products were $80.8 million in the first half of fiscal 2007, an increase of $13.6 million, or 20.2%, from $67.2 million in the same period last year. This increase reflected significantly higher sales of U.S. sports cards, driven by a new arrangement with the baseball licensors as well as the Company's strong product line up and marketing campaign which encompasses national television advertising and in-stadium promotions. Sales of European sports products also showed strong gains over last year in the quarter, driven by the addition of products surrounding the World Cup soccer tournament, an event which occurs once every four years. Sales of non-sports publishing products declined year-over-year due to last year's strong WWE and Star Wars releases. Additionally, sales of WizKids products were impacted by a softer gaming industry and lower sales of Pirates products introduced last year. Weaker foreign currencies versus the prior year reduced 2007 first half entertainment sales by $0.5 million.

RESULTS of OPERATIONS

                                                          Twenty-six weeks ended
                                               ------------------------------------------------
                                               August 26, 2006          August 27, 2005
                                               ---------------          ---------------
                                                       (dollars in thousands)
Net Sales                                     $       163,289   100.0% $       153,520   100.0%
Cost of Sales                                         104,262    63.9%          97,500    63.5%
                                               ---------------          ---------------
   Gross Profit                                        59,027    36.1%          56,020    36.5%

Selling, General & Administrative                      53,095    32.5%          52,135    34.0%
                                               ---------------          ---------------
Income from Operations                        $         5,932     3.6% $         3,885     2.5%

Gross profit as a percentage of net sales in the first half of fiscal 2007 was 36.1% as compared with 36.5% in the first half of last year. Margins this year were negatively impacted by the significant increase in mix of entertainment margins which have a lower gross profit margin. Increased returns on sales of European publishing products also reduced margins in the first six months of this year. Partially offsetting these factors was the favorable impact of vendor rebates in our confectionery business (which are not expected to continue over the balance of the year), successful efforts to remove non value-added features from confectionery products and a reduction in confectionery obsolescence year over year.

SG&A expense was $53.1 million in the first half of fiscal 2007, up from $52.1 million in fiscal 2006. As a percentage of net sales, SG&A expense was 32.5% in the first half of fiscal 2007 versus 34.0% in the first half of fiscal 2006. The dollar increases from the prior year are the result of increased marketing expenditures and one-time costs related to the 2006 proxy contest and the reorganization announced in June 2006 of approximately $1.5 million and $1.1 million, respectively. These increases were partially offset by lower overhead costs this year than last year due to the Company's cost reduction initiatives, specifically the September 2005 workforce reduction as well as cost savings put in place at year-end related to pension, post retirement medical, consulting, legal and insurance expenses.

Net interest income of $1.5 million in the first half of fiscal 2007 was roughly flat with that in the first half of fiscal 2006 due to more favorable interest rates offset by a lower average cash balance.

The Company reported an effective tax rate of 32.7% in the first half of fiscal 2007 versus an effective tax rate benefit of (9.6%) in the first half of fiscal 2006. The fiscal 2006 credit was a function of the reversal of $1.6 million in tax reserves following the successful completion of an IRS audit.

The Company reported net income in the first half of fiscal 2007 of $5.0 million, or $0.12 per diluted share, versus $5.7 million, or $0.14 per diluted share in the first half of fiscal 2006.

Other Matters

In June 2006, the Company launched a restructuring program, principally related to its entertainment operations in New York, Pennsylvania and Seattle (WizKids' headquarters.) The Company believes that this program will result in estimated annual savings of approximately $3.3 million. The Company recognized a charge of approximately $1.1 million in connection with the restructuring in the second quarter of fiscal 2007 and expects to realize a further $0.3 million in related costs in the third quarter and $0.6 million in the fourth quarter of this year.

Liquidity and Capital Resources

Management believes that the Company has adequate reserves to meet its liquidity and capital needs over the foreseeable future as a result of the combination of cash on hand, anticipated cash from operations and credit line availability.

On August 26, 2006, the Company had $39.3 million in cash and cash equivalents and $45.9 million in short-term investments.

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

In October 2001, the Company completed the authorization and the Board approved the purchase of 5 million shares of the Company's common stock. As of February 26, 2005, the Company had purchased 3,390,700 shares related to this authorization, leaving 1,609,300 shares available for future purchases. During the first half of fiscal 2006, the Company did not purchase any shares due to a strategic business review that was performed by investment banking and consulting firms. In September 2005, the Company entered into a written trading plan, that complies with Rule 10b5-1 under the Securities and Exchange Act of 1934, as amended, which provides for the purchase of up to 500,000 shares for each of the next four quarters starting in the third quarter of fiscal 2006 at the prevailing market price, per share, subject to certain conditions. In addition, the Board of Directors of the Company increased the outstanding share authorization by 3,390,700 shares to 5 million shares. As of August 26, 2006, the Company had purchased 2,125,544 shares under this amended authorization leaving 2,874,456 shares available for future purchases.

In the twenty-six weeks ended August 26, 2006, the Company's net increase in cash and cash equivalents was $11.1 million versus a decrease of $4.3 million in the comparable period of fiscal 2006.

Cash provided by operating activities during the first twenty-six weeks of fiscal 2007 was $10.1 million versus cash used of $3.3 million during the first half of fiscal 2006. The cash provided of $10.1 million was primarily due to a $6.6 million increase in accounts payable and other current liabilities, a $0.6 million increase in prepaid expenses, $2.5 million in depreciation and amortization and $5.0 million in net income. Partially offsetting these sources of cash was a use of $3.6 million in accounts receivable due to higher sales compared to the fourth quarter of fiscal 2006. The prior period's unfavorable cash performance reflected lower net income, a substantial increase in inventories and decreases in accounts payable and other current liabilities.

Cash provided by investing activities was $6.1 million in the first half of fiscal 2007 and $3.9 million in fiscal 2006. Year-to-date this year, short-term investments were reduced by $7.3 million, partially offset by capital spending of $1.2 million, largely related to the implementation of a new enterprise resource planning system. In fiscal 2006, short-term investments were reduced by $5.2 million, partially offset by capital spending of $1.3 million, largely related to the rollout of new information systems. Fiscal 2007 full year capital spending is projected to be $5.0 to $6.0 million, driven by investments in Ring Pop production equipment and computer software and hardware. Capital spending will be funded out of cash flow from operating activities. The proceeds from the sale of thePit.com, Inc. will be received over the next four years.

Cash used in financing activities of $10.7 million this period reflects $3.1 million in cash dividends and $9.0 million in treasury stock purchases, partially offset by $1.4 million in cash from options exercised. This compares with a total outlay for financing activities of $2.6 million in the same period last year, comprised of $3.2 million in cash dividends, partially offset by $0.6 million in cash from options exercised. Dividend payments and treasury stock purchases are being funded out of cash flow from operating activities.

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

Cautionary Statements

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby filing cautionary statements identifying important factors that could cause actual results to differ materially from those projected in any forward-looking statements of the Company made by or on behalf of the Company, whether oral or written. Among the factors that could cause the Company's actual results to differ materially from those indicated in any such forward-looking statements are: (i) the failure of certain of the Company's principal products, particularly sports cards, entertainment cards, WizKids strategy games, confectionery products and sticker album collections, to achieve expected sales levels; (ii) the Company's inability to produce timely, or at all, certain new planned confectionery products; (iii) significant increase in raw material costs; (iv) quarterly fluctuations in results; (v) the Company's loss of important licensing arrangements; (vi) the Company's loss of important supply arrangements with third parties; (vii) the loss of any of the Company's key customers or distributors; (viii) further material contraction in the trading card industry as a whole; (ix) excessive returns of the Company's products; (x) civil unrest, currency devaluation, health-related issues, or political upheaval in certain foreign countries in which the Company conducts business; (xi) changes in food and drug laws and laws relating to advertising and marketing practices or consumer trends and health-related issues, either in the U.S. or abroad; and other risks detailed from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

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

Note 1 to the Company's condensed consolidated financial statements, included in its Annual Report on Form 10-K for the year ended February 25, 2006, "Summary of Significant Accounting Policies," summarizes its significant accounting policies. Following is a summary of the critical policies and methods used.

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

Returns Provisions: In determining the provision for returns, the Company performs an in-depth review of wholesale and retail inventory levels for each product sold, trends in product sell-through by sales channel, and other factors. The provision for returns was $14.9 million in the first twenty-six weeks of fiscal 2007 and $12.4 million in fiscal 2006, which equates to 9.1% and 8.0% of net sales, respectively. The increase in the provision this year was partially the result of higher returns on certain European publishing products and on WizKids products sold to retail channels. An increase or decrease in the provision for returns by 1% of net sales would have decreased or increased operating income by approximately $1.6 million.

Intangible Assets: Intangible assets include trademarks and the value of sports, entertainment and proprietary product rights. Amortization is by the straight-line method over estimated lives which range between three and fifteen years. Management evaluates the recoverability of finite-lived intangible assets under the provisions of SFAS No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets."

Accrual for Obsolete Inventory: The Company's accrual for obsolete inventory reflects the cost of items in inventory not anticipated to be sold or where the current selling price is below the Company's carrying costs. This accrual is deemed necessary as a result of discontinued items and packaging or a reduction in forecasted sales and is adjusted periodically based on a review of inventory levels and sales projections. The provision for obsolete inventory was $1.7 million in the first twenty-six weeks of fiscal 2007 and $2.0 million in fiscal 2006, which equates to 1.0% and 1.3% of net sales, respectively. An increase or decrease in the provision for obsolescence by 1% of net sales would have decreased or increased operating income by approximately $1.6 million.

ITEM 3. DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk associated with activities in derivative financial instruments (e.g., hedging or currency swap agreements), other financial instruments and derivative commodity instruments is confined to the impact of mark-to-market changes in foreign currency rates on the Company's forward contracts and options. The Company has no debt outstanding and does not engage in any commodity-related derivative transactions. As of August 26, 2006, the Company had $15.9 million in contracts which were entered into for the purpose of hedging forecasted receipts and disbursements in various foreign currencies.

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

On February 9, 2006, the Court adjourned the trial which had been scheduled for March 13, 2006 and ruled it would consider a new motion by Stani for partial summary judgment which argued that the Agreement permitted Stani to use the Company's information and trade secrets after the Agreement's expiration in 1996.

On August 31, 2006, the Court granted Stani's motion for partial summary judgment to the extent dismissing the Company's claims for breach of contract and wrongful misappropriation of trade secrets. Taking into account the Court's decision, the Company's remaining claims are that Stani misappropriated an aspect of its Bazooka flavor formula through reverse engineering and that Stani fraudulently induced the Company to enter into an agreement that relieved Stani of the obligation to pay royalties on certain (non-Bazooka) products between 1988 and the expiration of the Agreement in 1996.

The Company intends to appeal the Court's ruling, and on September 18, 2006 filed a Motion To Certify Dismissed Claims For Appeal to seek permission to appeal the dismissed claims immediately.

In another matter, on December 12, 2003, WizKids, Inc. ("WizKids") and Jordan Weisman filed a complaint in Washington state court for professional malpractice, breach of fiduciary duty and disgorgement of fees against the law firm Michael, Best & Friedrich, LLP ("MB&F"), and Timothy Kelley, one of its partners, based on their submission of a PCT patent application for WizKids' combat dial that alleged to have prejudiced WizKids' United States patent rights by failing to designate the United States as one of the member states for subsequent conversion to a national application. In a settlement reached on October 31, 2005, defendants agreed to pay WizKids $2,950,000.

The Company is a party in several other civil actions which are routine and incidental to its business. In management's opinion, after consultation with legal counsel, these other actions are not reasonably expected to have a material adverse effect on the Company's financial condition or results of operations.

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

Legal Proceedings. See Part II, Item 1: Legal Proceedings for a discussion of legal matters that could have a material adverse affect on the Company's future plans and results.

Raw Materials. Raw materials required for production of the Company's products are generally available. However, the unavailability of certain raw materials or a significant increase in their cost could have a material adverse affect on future plans and results.

Competition. The Company operates in highly competitive markets with other well-established manufacturers of confectionery and sports and entertainment products. A failure of new or existing products to be favorably received by or appeal to our customers and/or consumers, or a failure to retain sufficient shelf space for new and existing products, could have a material adverse effect on the Company.

Laws and regulations; consumer preferences and health concerns. Changes in governmental laws and regulations, including food and drug laws, laws relating to advertising and marketing practices, taxation requirements and environmental laws, both in and outside the U.S., could have an adversely effect on the Company's results of operations. Additionally, consumer demographics, consumer trends and consumer health concerns, such as issues relating to obesity levels and the consumption of certain ingredients, may change in a manner that could have an adverse impact on the Company's results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table lays out the information required by Item 703 of Reg. S-K:

                        Total      Average   Total Number of      Maximum Number of
                       Number       Price    Shares Purchased    Shares that May Yet
                      of Shares   Paid per  as Part of Publicly  Be Purchased Under
Period                Purchased     Share     Announced Plans   the Plans or Programs
-------------------- -----------  --------- ------------------- ---------------------
May 28, 2006 to
June 24, 2006           152,333  $    8.04             152,333             3,236,456
June 25, 2006 to
July 22, 2006           152,000  $    8.10             152,000             3,084,456
July 23, 2006 to
August 26, 2006         210,000  $    8.32             210,000             2,874,456
                     -----------            -------------------
                        514,333  $    8.17             514,333             2,874,456
                     ===========            ===================

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company took place on July 28, 2006 for the following purposes:

  To elect three directors to the Company's board of directors;

  To amend the Company's certificate of incorporation to eliminate the classification of the Board of Directors and to provide for an annual election of all directors beginning at the Company's 2007 Annual Meeting of Stockholders;

  To amend the Company's certificate of incorporation and by-laws to permit stockholders holding in the aggregate at least 25% of the outstanding common stock of the Company to require the call of a special meeting of stockholders of the Company any time after the Company's 2007 Annual Meeting of Stockholders;

  To ratify the appointment of the Company's independent auditors.

Prior to the commencement of the Company's annual meeting of stockholders on July 28, 2006, the Company and certain shareholders of the Company comprising The Topps Full Value Committee reached a settlement containing the following terms:

  The Company revised its slate of director nominees for election at a reconvened annual meeting of the stockholder to be held on August 25, 2006.

  The Company agreed to expand its board of directors from nine to ten seats and to solicit proxies for all four nominees in the revised slate of director nominees.

The Company issued a press release on July 28, 2006 announcing the terms of the settlement and filed a current report on Form 8-K on August 1, 2006.

The results of the matters voted on at the Company's annual meeting of stockholders held on July 28, 2006 are as follows:

                                                              For         Against      Abstain
                                                          -----------    ---------    ---------
1.  Eliminate classification of the board of directors    32,525,878      239,277       97,909

                                                              For         Against      Abstain
                                                          -----------    ---------    ---------
2.  Amend the certificate of incorporation to permit
      stockholders holding 25% of outstanding common      32,647,116      110,122      105,626
      stock to require a call of a special meeting
      of the board of directors

                                                              For         Against      Abstain
                                                          -----------    ---------    ---------
3.  Amend the by-laws to permit stockholders holding
      25% of outstanding common stock to require a        32,639,786      110,837      112,241
      call of a special meeting of the board of
      directors

                                                              For         Against      Abstain
                                                          -----------    ---------    ---------
4.  Ratification of Appointment of the
      Company's Independent Auditors                      27,805,100       93,139      121,225

There were no broker non-votes in connection with any of the above voting matters.

The Company's reconvened annual meeting of stockholders took place on August 25, 2006 for the purpose of electing four directors to the Company's board of directors.

The results of the matters voted on at the Company's reconvened annual meeting of stockholders held on August 25, 2006 are as follows:

                                                      For        Against
                                                  -----------  -----------
1. Election of Directors
     Arthur T. Shorin                             27,007,527    1,461,934
     Arnaud Ajdler                                27,451,909    1,017,552
     Timothy Brog                                 28,071,608      397,853
     John Jones                                   27,451,082    1,018,379

There were no broker non-votes in connection with these matters.

ITEM 4(b). DIRECTORS

               Arthur T. Shorin   Stephen D. Greenberg  David Mauer

               Arnaud Ajdler      John J. Jones         Jack H. Nusbaum

               Timothy E. Brog    Ann Kirschner         Richard Tarlow

               Allan A. Feder

ITEM 6. EXHIBITS AND REPORTS

(a) Exhibits as required by Item 601 of Regulation S-K filed herewith:

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed August 31, 2006).
3.2	Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company's Form 8-K filed August 31, 2006).
10.1

Memorandum of Agreement dated September 5, 2006, between the Company and Major League Baseball Players Association. Confidential treatment has been requested with respect to portions of this exhibit. Omitted portions have been filed with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.     PDF

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. PDF
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. PDF
32.1	Certification of Arthur T. Shorin, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. PDF
32.2

Certification of Catherine K. Jessup, Vice-President - Chief Financial Officer and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.     PDF

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TOPPS COMPANY, INC. REGISTRANT /s/ Catherine K. Jessup Catherine K. Jessup Duly Authorized Officer

October 5, 2006