Form 10-Q
period 2006-11-25
TOPPS CO INC
filed 2007-01-04
CIK 812076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 25, 2006

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
YES    ☐        NO    ☒

      Number of shares of common stock outstanding as of December 29, 2006: 38,704,317.

Note: PDF provided as a courtesy

THE TOPPS COMPANY, INC.
AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

THE TOPPS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 (amounts in thousands, except per share and share data)
(Unaudited)

                                                                                        November 25,    February 25,
                                                                                            2006            2006
                                                                                       --------------  --------------
ASSETS
Current assets:
   Cash and cash equivalents                                                          $       28,468  $       28,174
   Short-term investments                                                                     56,400          53,269
   Accounts receivable, net                                                                   33,173          31,180
   Inventories                                                                                42,186          36,781
   Income tax receivable                                                                       1,478           1,407
   Deferred tax assets                                                                         5,689           5,687
   Prepaid expenses and other current assets                                                  13,341          11,134
                                                                                       --------------  --------------
      Total current assets                                                                   180,735         167,632
                                                                                       --------------  --------------
Property, plant and equipment                                                                 32,529          30,430
Less: accumulated depreciation and amortization                                               21,490          19,402
                                                                                       --------------  --------------
      Property, plant and equipment                                                           11,039          11,028
Goodwill                                                                                      63,405          63,405
Intangible assets, net                                                                         5,147           6,424
Deferred tax assets                                                                            6,294           6,334
Other assets                                                                                  11,842          13,815
                                                                                       --------------  --------------
      Total assets                                                                    $      278,462  $      268,638
                                                                                       ==============  ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                   $        7,194  $       11,263
   Accrued expenses and other liabilities                                                     38,661          25,345
   Income taxes payable                                                                        3,760           3,311
                                                                                       --------------  --------------
      Total current liabilities                                                               49,615          39,919
Other liabilities                                                                             25,285          24,083
                                                                                       --------------  --------------
      Total liabilities                                                                       74,900          64,002
                                                                                       --------------  --------------
Stockholders' equity:
   Preferred stock, par value $.01 per share authorized 10,000,000 shares,
      none issued                                                                                 --              --
   Common stock, par value $.01 per share, authorized 100,000,000 shares; issued
      49,244,000 shares as of November 25, 2006 and February 25, 2006                            492             492
   Additional paid-in capital                                                                 28,820          28,644
   Treasury stock, 10,540,000 shares and 9,539,000 shares
      as of November 25, 2006 and February 25, 2006, respectively                           (100,672)        (91,376)
   Retained earnings                                                                         273,995         269,954
   Minimum pension liability adjustment                                                       (5,551)         (5,551)
   Unrealized gain (loss) on securities available for sale                                       (33)             --
   Cumulative foreign currency adjustment                                                      6,511           2,473
                                                                                       --------------  --------------
      Total stockholders' equity                                                             203,562         204,636
                                                                                       --------------  --------------
      Total liabilities and stockholders' equity                                      $      278,462  $      268,638
                                                                                       ==============  ==============

See Notes to Condensed Consolidated Financial Statements.

THE TOPPS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (amounts in thousands, except per share and share data)
(Unaudited)

                                                     Thirteen weeks ended       Thirty-nine weeks ended
                                                   --------------------------  --------------------------
                                                   November 25,  November 26,  November 25,  November 26,
                                                       2006          2005          2006          2005
                                                   ------------  ------------  ------------  ------------
Net sales                                         $     78,719  $     72,808  $    242,008  $    226,328
Cost of sales                                           51,762        51,502       156,024       149,001
                                                   ------------  ------------  ------------  ------------
   Gross profit on sales                                26,957        21,306        85,984        77,327

Selling, general and administrative expenses            22,307        22,607        75,402        74,743
                                                   ------------  ------------  ------------  ------------
   Income from operations                                4,650        (1,301)       10,582         2,584

Interest income, net                                       851         1,044         2,339         2,581
                                                   ------------  ------------  ------------  ------------
   Income (loss) before provision (benefit) for inc      5,501          (257)       12,921         5,165
Provision (benefit) for income taxes                     1,771          (286)        4,197          (716)
                                                   ------------  ------------  ------------  ------------
Net income from continuing operations                    3,730            29         8,724         5,881
Loss from discontinued operations - net of tax              --        (3,691)          (32)       (3,809)
                                                   ------------  ------------  ------------  ------------
   Net income (loss)                              $      3,730  $     (3,662) $      8,692  $      2,072
                                                   ============  ============  ============  ============

Basic net income (loss) per share:
   - From continuing operations                   $       0.10  $       0.00  $       0.22  $       0.15
   - From discontinued operations                           --         (0.09)           --         (0.09)
                                                   ------------  ------------  ------------  ------------
Basic net income (loss) per share                 $       0.10  $      (0.09) $       0.22  $       0.05
                                                   ============  ============  ============  ============
Diluted  net income (loss) per share:
   - From continuing operations                   $       0.09  $       0.00  $       0.21  $       0.14
   - From discontinued operations                           --         (0.09)           --         (0.09)
                                                   ------------  ------------  ------------  ------------
Diluted net income (loss) per share               $       0.09  $      (0.09) $       0.21  $       0.05
                                                   ============  ============  ============  ============

Weighted average shares outstanding
   - basic                                          38,704,000    40,464,000    39,095,000    40,477,000
   - diluted                                        40,080,000    41,139,000    40,600,000    41,315,000

See Notes to Condensed Consolidated Financial Statements.

THE TOPPS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)
(Unaudited)

                                                     Thirteen weeks ended       Thirty-nine weeks ended
                                                   --------------------------  --------------------------
                                                   November 25,  November 26,  November 25,  November 26,
                                                       2006          2005          2006          2005
                                                   ------------  ------------  ------------  ------------
Net income (loss)                                 $      3,730  $     (3,662) $      8,692  $      2,072
Unrealized gain (loss) on securities available for         134            --           (33)           --
Foreign currency translation adjustment                    919        (1,738)        4,038        (4,180)
                                                   ------------  ------------  ------------  ------------
   Comprehensive income (loss)                    $      4,783  $     (5,400) $     12,697  $     (2,108)
                                                   ============  ============  ============  ============

See Notes to Condensed Consolidated Financial Statements.

THE TOPPS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (amounts in thousands)
(Unaudited)

                                                                                                  Thirty-nine weeks ended
                                                                                                 --------------------------
                                                                                                 November 25,  November 26,
                                                                                                     2006          2005
                                                                                                 ------------  ------------
Cash flows from operating activities:
   Net income from continuing operations                                                        $      8,724  $      5,881
   Adjustments to reconcile net income to cash flows provided by (used in) operating activities:
      Depreciation and amortization                                                                    3,691         4,784
      Share based compensation                                                                           176            --
      Excess cash benefit from share based compensation                                                  (74)           --
      Deferred taxes                                                                                      38           (79)
      Loss on disposal of fixed assets                                                                    81            --
      Net effect of changes in:
         Accounts receivable                                                                          (1,993)          404
         Inventories                                                                                  (5,405)       (2,911)
         Income tax receivable                                                                           (71)         (211)
         Income tax payable                                                                              449        (4,509)
         Prepaid expense and other current assets                                                     (2,207)        1,144
         Payables and other current liabilities                                                        9,247        (3,957)
         All other                                                                                       108        (1,562)
                                                                                                 ------------  ------------
Cash provided by operating activities - continuing operations                                         12,764        (1,016)
Cash used in operating activities - discontinued operations                                              (32)         (210)
                                                                                                 ------------  ------------
Cash provided by (used in) operating activities - total                                               12,732        (1,226)
                                                                                                 ------------  ------------
Cash flows from investing activities:
   Purchase of short-term investments                                                               (118,634)     (298,891)
   Sale of short-term investments                                                                    115,503       308,253
   Purchases of property, plant and equipment                                                         (2,506)       (2,192)
                                                                                                 ------------  ------------
Cash (used in) provided by investing activities - continuing operations                               (5,637)        7,170
                                                                                                 ------------  ------------
Cash flows from financing activities:
   Dividends paid                                                                                     (4,651)       (4,864)
   Exercise of stock options                                                                           1,632         1,041
   Excess cash benefit from share based compensation                                                      74            --
   Purchase of treasury stock                                                                        (10,928)       (3,080)
                                                                                                 ------------  ------------
Cash used in financing activities - continuing operations                                            (13,873)       (6,903)
                                                                                                 ------------  ------------
Effect of exchange rate changes on cash and cash equivalents                                           7,072        (3,629)
                                                                                                 ------------  ------------
Net increase (decrease) in cash and cash equivalents                                                     294        (4,588)
Cash and cash equivalents at beginning of period                                                      28,174        36,442
                                                                                                 ------------  ------------
Cash and cash equivalents at end of period                                                      $     28,468  $     31,854
                                                                                                 ============  ============

Supplemental disclosures of cash flow information:
   Interest paid                                                                                $        159  $         74
                                                                                                 ============  ============

   Income taxes paid                                                                            $      3,610  $      2,019
                                                                                                 ============  ============

See Notes to Condensed Consolidated Financial Statements.

THE TOPPS COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF NOVEMBER 25, 2006 AND FEBRUARY 25, 2006
AND FOR THE THIRTEEN AND THIRTY-NINE WEEK PERIODS ENDED NOVEMBER 25, 2006 AND

NOVEMBER 26, 2005

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared by The Topps Company, Inc. and its subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, considered necessary for a fair presentation. Operating results for the thirty-nine week periods ended November 25, 2006 and November 26, 2005 are not necessarily indicative of the results that may be expected for the year. For further information, refer to the consolidated financial statements and notes thereto in the Company's annual report for the year ended February 25, 2006.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157 "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the effect of this pronouncement on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158 "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R." This Statement requires an entity to recognize in its statement of financial condition the funded status of its defined benefit postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. SFAS No. 158 also requires an entity to recognize changes in the funded status of a defined benefit postretirement plan within accumulated other comprehensive income, net of tax to the extent such changes are not recognized in earnings as components of periodic net benefit cost. SFAS No. 158 is effective as of the end of the fiscal year ending after December 15, 2006, which for the Company will be in the fourth quarter of fiscal 2007. The Company estimates the impact of adopting SFAS No. 158 to be approximately $2.8 million, reflected as a reduction in net assets on its March 3, 2007 consolidated balance sheet, with no impact to its consolidated statements of income or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Misstatements When Quantifying Misstatements in Current Year Financial Statements," which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB No. 108 is effective for fiscal years ending after November 15, 2006, which for the Company will be in the fourth quarter of fiscal 2007. The Company does not believe the adoption of SAB No. 108 will have a significant impact on its consolidated financial statements.

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

3. Accounts Receivable (in thousands)

                                                         November 25,   February 25,
                                                             2006           2006
                                                         -------------  -------------
Gross receivables                                       $      59,650  $      55,244
Reserve for estimated returns                                 (24,430)       (21,181)
Other reserves                                                 (2,047)        (2,883)
                                                         -------------  -------------
   Net receivables                                      $      33,173  $      31,180
                                                         =============  =============

Other reserves consist of allowances for discounts, doubtful accounts and customer deductions for marketing promotional programs.

4. Inventories (in thousands)

                                                         November 25,   February 25,
                                                             2006           2006
                                                         -------------  -------------
Raw materials                                           $      13,848  $      10,123
Work in process                                                 2,955          4,623
Finished product                                               25,383         22,035
                                                         -------------  -------------
   Total inventory                                      $      42,186  $      36,781
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

The Company has Stock Option Plans that allow for the granting of non-qualified stock options, incentive stock options (within the meaning of Section 422A of the Internal Revenue Code), stock appreciation rights (SARs) and restricted stock to employees, non-employee directors and consultants. In the past, options were granted with an exercise price equal to the closing market price of the stock on the day immediately prior to the grant date. In 2006, the Company amended its 2001 Stock Incentive Plan to provide that options will be granted with an exercise price equal to the closing market price of the stock on the grant date. Options generally vest within a three to five-year period and expire ten years after the grant date. Each year, on the date of the Company's Annual Meeting of Stockholders each member of the Board who is not an employee of the Company is automatically granted a number of shares of restricted stock equal to $20,000 divided by the closing market price of the stock on the date of the Annual Meeting. These director awards will vest on the date of the next regularly scheduled Annual Meeting, provided that if the next Annual Meeting is not scheduled within thirteen months of the date of grant, such the awards will vest on the first anniversary of the date of grant. The Company re-issues treasury shares to satisfy restricted stock grants and when stock options are exercised and the Company anticipates that it will have enough treasury shares to cover the exercise of all outstanding stock options.

The Company recorded compensation cost arising from share-based payment arrangements in selling, general and administrative expenses on the Condensed Consolidated Statement of Operations for the Company's Stock Option Plans of $61,000 and zero for the thirteen weeks ended November 25, 2006 and November 26, 2005, respectively, and $176,000 and zero for the thirty-nine weeks ended November 25, 2006 and November 26, 2005, respectively.

As a result of adopting SFAS 123R, the Company's income before provision for income taxes and net income for the thirteen weeks ended November 25, 2006 was $61,000 and $42,000 lower, respectively, than if it had continued to account for share-based compensation in accordance with the provision of APB Opinion No. 25. The Company's income before provision for income taxes and net income for the thirty-nine weeks ended November 25, 2006 was $176,000 and $120,000 lower, respectively than if it had continued to account for share-based compensation in accordance with the provision of APB Opinion No. 25. Basic and diluted income per share for the thirteen and thirty-nine weeks ended November 25, 2006 did not change materially from the reported income per share upon the Company's adoption of SFAS 123R.

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

The following assumptions were used to estimate the fair value of options granted under the Company's Stock Option Plans for the thirty-nine weeks ended November 25, 2006:

                                                                 Stock Options
                                                                 -------------
                                                                  Thirty-nine
                                                                  Weeks Ended
                                                                  November 25,
                                                                     2006
                                                                  ----------
Expected term (years)                                                   5.6
Expected volatility                                                      23%
Risk-free interest rate                                                 5.0%
Expected dividend                                                     $0.16

Note: There were no stock option grants during the thirteen weeks ended November 25, 2006 or the thirteen and thirty-nine weeks ended November 26, 2005.

Stock Option Activity and Share-Based Compensation Expense

Stock option activity for the thirty-nine weeks ended November 25, 2006 is summarized as follows:

                                                                   Weighted
                                                      Weighted     Average     Aggregate
                                                      Average     Remaining    Intrinsic
                                                     Exercise     Contractual    Value
                                      Number of        Price         Term         (in
                                       Shares        Per Share     (Years)     thousands)
                                     -----------     ----------   ----------   ----------
Outstanding at February 25, 2006      3,427,543 (1) $     7.30
Granted                                 118,000           8.09
Exercised                              (268,316)          6.00
Forfeitures                            (316,187)          9.40
                                     -----------
Outstanding at November 25, 2006      2,961,040           7.23         4.19   $    5,736
Vested or expected to vest            2,951,253           7.23         4.18        5,731
Exercisable at November 25, 2006      2,716,371     $     7.12         3.78   $    5,628

(1) The number of shares outstanding has been adjusted from previously reported figures due to 13,333 shares incorrectly reported as forfeited during the year ended February 25, 2006.

The weighted average fair value of options granted during the thirty-nine weeks ended November 25, 2006 was $2.46 and there were no stock options granted during the thirteen weeks ended November 25, 2006 and November 26, 2005 and the thirty-nine weeks ended November 26, 2005. The aggregate intrinsic value of options outstanding at November 25, 2006 is calculated as the difference between the exercise price of the underlying options and the market price of the Company's common stock for the 1,901,249 shares that had exercise prices that were lower than the $8.73 market price of the Company's common stock at November 24, 2006. The total intrinsic value of options exercised during the thirteen weeks ended November 25, 2006 and November 26, 2005 was $342,000 and $499,000, respectively, determined as of the date of exercise. The total intrinsic value of options exercised during the thirty-nine weeks ended November 25, 2006 and November 26, 2005 was $755,000 and $750,000, respectively, determined as of the date of exercise.

For the thirteen and thirty-nine weeks ended November 25, 2006, the Company recognized approximately $61,000 and $176,000 in share-based compensation expense for stock options granted under the Company's Stock Option Plans. As of November 25, 2006, there was $410,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company's Stock Option Plans. This amount assumes the Company's expected forfeiture rate. That cost is expected to be recognized over a weighted average period of 2.66 years. The Company utilizes treasury shares to satisfy the exercise of stock options.

Comparable Disclosures

The following table illustrates the pro forma effect on the Company's net income (loss) and net income (loss) per share as if the Company had adopted the fair value based method of accounting for stock-based compensation under FASB No. 123, "Accounting for Stock-Based Compensation," for the thirteen and thirty-nine weeks ended November 26, 2005. See the assumptions disclosed previously in this note that were used to estimate the fair value of options granted under the stock option plans for the thirteen and thirty-nine weeks ended November 26, 2005.

                                                                            Thirteen weeks ended   Thirty-nine weeks ended
(In thousands, except per share amounts)                                     November 26, 2005       November 26, 2005
                                                                           ----------------------  ----------------------
Net income (loss), as reported                                            $               (3,662) $                2,072
   Add: Stock-based employee compensation expense included
      in net income (loss), tax effected                                                      --                      --
   Deduct: Total share-based employee compensation expense determined
      under fair value method for all awards, net of income taxes                            (41)                   (245)
                                                                           ----------------------  ----------------------
Pro forma net income (loss)                                               $               (3,703) $                1,827
                                                                           =====================   =====================

Net income (loss) per share
   Basic - as reported                                                    $                (0.09) $                 0.05
   Basic - pro forma                                                      $                (0.09) $                 0.05
   Diluted - as reported                                                  $                (0.09) $                 0.05
   Diluted - pro forma                                                    $                (0.09) $                 0.04

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

Beginning with the quarter ended May 27, 2006, the Company began attributing direct overhead costs to each of its business units. Since that time the Company has evaluated performance of each segment based upon its operating profit after direct overhead which is defined as net sales less cost of goods, product development, advertising and promotional costs, obsolescence (contributed margin) as well as personnel and other direct overhead costs, but before unallocated general and administrative expenses (indirect overhead) including most rent, insurance, professional fees and corporate personnel costs such as finance, management information systems, legal and human resources, depreciation and amortization, other income (expense), net interest and income taxes.

Many of the Company's assets are shared across both segments, and the Company's chief decision-maker does not evaluate the performance of each segment utilizing asset-based measures. Therefore, the Company does not include a breakdown of assets or depreciation and amortization by segment.

The information provided below for the thirteen and thirty-nine weeks ended November 26, 2005 have been reclassified to conform to the current year's presentation.

                                                     Thirteen weeks ended       Thirty-nine weeks ended
                                                   --------------------------  --------------------------
                                                   November 25,  November 26,  November 25,  November 26,
(amounts in thousands)                                 2006          2005          2006          2005
                                                   ------------  ------------  ------------  ------------
Net Sales
Candy                                             $     29,381  $     24,651  $    107,607  $    104,576
Gum                                                      2,115         2,746         6,394         9,108
                                                   ------------  ------------  ------------  ------------
   Total Confectionery                                  31,496        27,397       114,001       113,684
                                                   ------------  ------------  ------------  ------------
Sports                                                  33,490        30,742        95,238        65,654
Non-Sports                                              13,733        14,669        32,769        46,990
                                                   ------------  ------------  ------------  ------------
   Total Entertainment Products                         47,223        45,411       128,007       112,644
                                                   ------------  ------------  ------------  ------------
Total Net Sales                                   $     78,719  $     72,808  $    242,008  $    226,328
                                                   ============  ============  ============  ============
Contributed Margin
Confectionery                                     $      9,779  $      7,464  $     36,164  $     33,371
Entertainment Products                                  13,461         9,681        33,396        27,943
                                                   ------------  ------------  ------------  ------------
Total                                             $     23,240  $     17,145  $     69,560  $     61,314
                                                   ============  ============  ============  ============
Direct Overhead
Confectionery                                     $      5,770  $      5,871  $     17,060  $     17,954
Entertainment Products                                   5,833         3,245        17,962        15,513
                                                   ------------  ------------  ------------  ------------
Total                                             $     11,603  $      9,116  $     35,022  $     33,467
                                                   ============  ============  ============  ============
Operating Profit Net of Direct Overhead
Confectionery                                     $      4,009  $      1,593  $     19,104  $     15,417
Entertainment Products                                   7,628         6,436        15,434        12,430
                                                   ------------  ------------  ------------  ------------
Total                                             $     11,637  $      8,029  $     34,538  $     27,847
                                                   ============  ============  ============  ============
Reconciliation of Operating Profit to
   Income (Loss) Before Provision for Income Taxes:

Total operating profit, net of direct overhead    $     11,637  $      8,029  $     34,538  $     27,847
Indirect overhead                                       (6,086)       (7,736)      (20,127)      (22,316)
Other income, net                                          214           501           456         1,890
Depreciation & amortization                             (1,115)       (2,095)       (4,285)       (4,837)
                                                   ------------  ------------  ------------  ------------
Income (loss) from operations                            4,650        (1,301)       10,582         2,584
Interest income, net                                       851         1,044         2,339         2,581
                                                   ------------  ------------  ------------  ------------
Income (loss) before provision for income taxes   $      5,501  $       (257) $     12,921  $      5,165
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

During the first half of fiscal 2006, the Company did not purchase any shares due to a strategic business review that was performed by investment banking and consulting firms. In September 2005, the Company entered into a written trading plan that complies with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which provides for the purchase of up to 500,000 shares for each of the next four quarters starting in the third quarter of fiscal 2006 at the prevailing market price per share, subject to certain conditions. In addition, the Board of Directors increased the outstanding share authorization by 3,390,700 shares to 5 million shares. As of November 25, 2006, the Company had completed its share repurchases under the 10b5-1 plan and had purchased 2,318,944 shares under this amended Board authorization, leaving 2,681,056 shares available for future purchases by the Company.

Each of the members of the Board of Directors who is not an employee of the Company annually receives $20,000 worth of restricted stock, which is issued from treasury stock and vests generally over one year.

8. Credit Agreement

On September 14, 2004, the Company entered into a new credit agreement with JPMorgan Chase Bank. The credit agreement provides for a $30.0 million unsecured facility to cover revolver and letter of credit needs and expires on September 13, 2007. Interest rates are variable and a function of market rates and the Company's earnings before interest, taxes, depreciation and amortization. The credit agreement contains restrictions and prohibitions of a nature generally found in loan agreements of this type and requires the Company, among other things, to comply with certain financial covenants, limits the Company's ability to sell or acquire assets or borrow additional money and places certain restrictions on the purchase of Company shares and the payment of dividends. The credit agreement may be terminated by the Company at any point over the three-year term (provided the Company repays all outstanding amounts thereunder) without penalty.

There was no debt outstanding under the credit agreement as of November 25, 2006 or February 25, 2006.

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

The Company incurred an additional $32,000 in expense, net of tax, related to the discontinued operations during the thirty-nine weeks ended November 25, 2006.

The purchaser has paid the Company $60,000 of the $360,000 sales price as of November 25, 2006. The remaining $300,000 is reported in prepaid expenses and other current assets and other assets on the Condensed Consolidated Balance Sheet as of November 25, 2006.

10. Goodwill and Intangible Assets

On March 3, 2002, the Company adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" which require the Company to prospectively cease amortization of goodwill and instead conduct periodic tests of goodwill for impairment. Intangible assets as of November 25, 2006 and February 25, 2006 were as follows:

                                         November 25, 2006              February 25, 2006
                              ---------------------------------  ---------------------------------
                                Gross                              Gross
                              Carrying   Accumulated             Carrying   Accumulated
                                Value    Amortization    Net       Value    Amortization    Net
                              ---------  -----------  ---------  ---------  -----------  ---------
                                                      (in thousands of dollars)
Licenses and contracts       $  21,569      (19,113)     2,456  $  21,569      (18,611)     2,958
Intellectual property           18,784      (16,093)     2,691     18,784      (15,318)     3,466
Software and other               2,482       (2,482)        --      2,482       (2,482)        --
                              ---------  -----------  ---------  ---------  -----------  ---------
    Total intangibles        $  42,835  $   (37,688) $   5,147  $  42,835  $   (36,411) $   6,424
                              =========  ===========  =========  =========  ===========  =========

Useful lives of the Company's intangible assets have been established based on the Company's intended use of such assets and their estimated period of future benefit, which are reviewed periodically. Useful lives are as follows:

                                              Weighted Average Remaining
Category                         Useful Life         Useful Life
------------------------------  ------------- --------------------------
Licenses and contracts              15 years          3.7 years
Intellectual property                6 years          2.6 years

The weighted average remaining useful life for the Company's intangible assets in aggregate is 3.0 years. Over the next five years, the Company estimates annual amortization of the intangible assets detailed above to be as follows (in thousands):

Fiscal Years                       Amount
------------------------------  -------------
2007                           $       1,703
2008                           $       1,703
2009                           $       1,703
2010                           $       1,036
2011                           $         279

Reported amortization expense, which was $447,000 and $524,000 for the thirteen weeks ended November 25, 2006 and November 26 2005, respectively and $2,018,000 and $1,715,000 for the thirty-nine weeks ended November 25, 2006 and November 26 2005, respectively, included amortization of deferred financing fees and deferred compensation costs.

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

On August 31, 2006, the Court granted Stani's motion for partial summary judgment to the extent of dismissing the Company's claims for breach of contract and wrongful misappropriation of trade secrets. Taking into account the Court's decision, the Company's remaining claims are that Stani misappropriated an aspect of its Bazooka flavor formula through reverse engineering and that Stani fraudulently induced the Company to enter into an agreement that relieved Stani of the obligation to pay royalties on certain (non-Bazooka) products between 1988 and the expiration of the Agreement in 1996.

The Company is appealing the Court's ruling. On September 18, 2006, the Company filed a Motion To Certify Dismissed Claims For Appeal, which asked the Court for permission to appeal the dismissed claims immediately. The Court granted this motion for appeal and the Company is in the process of preparing the court documentation for the appeal. The Company currently believes that court filings by both parties will be completed in the Company's first quarter of fiscal 2008, with oral arguments to follow according to the Court's schedule.

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

12. Employee Benefit Plans

The components of net periodic benefit costs for the thirteen and thirty-nine weeks ended November 25, 2006 and November 26, 2005 are as follows (in thousands):

                                            Pension            Postretirement Healthcare
                                     ------------------------  -------------------------
                                     November 25, November 26, November 25,  November 26,
                                        2006         2005         2006          2005
                                     -----------  -----------  -----------   -----------
Thirteen weeks
Service cost                        $        84  $       399  $        15   $        93
Interest cost                               523          618          154           143
Expected return on plan assets             (564)        (551)          --            --
   Initial transition obligation            (14)         (16)          50            50
   Prior service cost                         7           13          (39)           --
   Actuarial (gains) losses                 (66)         238           58            10
                                     -----------  -----------  -----------   -----------
Net periodic benefit (gain) cost    $       (30) $       701  $       238   $       296
                                     ===========  ===========  ===========   ===========

                                            Pension            Postretirement Healthcare
                                     ------------------------  -------------------------
                                     November 25, November 26, November 25,  November 26,
                                        2006         2005         2006          2005
                                     -----------  -----------  -----------   -----------
Thirty-nine weeks
Service cost                        $       321  $     1,197  $       149   $       279
Interest cost                             1,643        1,854          456           429
Expected return on plan assets           (1,712)      (1,653)          --            --
   Initial transition obligation            (42)         (48)         150           150
   Prior service cost                        21           39         (131)           --
   Actuarial losses                         202          714          140            30
                                     -----------  -----------  -----------   -----------
Net periodic benefit cost           $       433  $     2,103  $       764   $       888
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

In June 2006, the Company announced a restructuring program, principally related to its entertainment operations in New York, NY, Duryea, PA, and Seattle, WA (WizKids' headquarters). The Company incurred charges of approximately $1.1 million in the second quarter of fiscal 2007 and $0.4 million in the third quarter of fiscal 2007, consisting of $1.1 million for termination costs and $0.4 million related to the accelerated recognition of deferred compensation paid to Jordan Weisman as part of the acquisition of Wizkids. The Company anticipates additional related termination costs of $0.6 million in the fourth quarter of fiscal 2007. These charges are reflected in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations for the thirteen and thirty-nine weeks ended November 25, 2006. The Company estimates that these charges will be paid by the end of the first quarter of fiscal 2009.

The table below updates the fiscal year 2006 restructuring liability related to the Company's reorganization in September 2005 (in thousands):

                                     February 25,                            November 25,
                                        2006       Payments     Additions       2006
                                     -----------  -----------  -----------   -----------
Termination costs                   $       980  $      (980) $        --   $        --
Pension settlement                        1,050       (1,050)          --            --
                                     -----------  -----------  -----------   -----------
                                    $     2,030  $    (2,030) $        --   $        --
                                     ===========  ===========  ===========   ===========

The table below updates the fiscal year 2007 restructuring liability related to the Company's reorganization in June 2006 (in thousands):

                                     February 25,                            November 25,
                                        2006       Payments     Additions       2006
                                     -----------  -----------  -----------   -----------
Termination costs                   $        --  $    (1,171) $     1,452   $       281
                                     -----------  -----------  -----------   -----------
                                    $        --  $    (1,171) $     1,452   $       281
                                     ===========  ===========  ===========   ===========

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of The Topps Company, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of The Topps Company, Inc. and subsidiaries (the "Company") as of November 25, 2006, and the related condensed consolidated statements of operations, comprehensive income (loss) and cash flows for the thirteen and thirty-nine week periods ended November 25, 2006 and November 26, 2005. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of February 25, 2006, and the related consolidated statements of operations, stockholders' equity, comprehensive income (loss), and cash flows for the year then ended (not presented herein); and in our report dated May 9, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 25, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ DELOITTE & TOUCHE LLP --------------------------- New York, New York January 3, 2007

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Third Quarter Fiscal Year 2007 (thirteen weeks ended November 25, 2006) versus Third Quarter Fiscal Year 2006 (thirteen weeks ended November 26, 2005)

The following table sets forth, for the periods indicated, net sales by key business segment:

                                               Thirteen weeks ended
                                               ----------------------------------------
                                               November 25, 2006        November 26, 2005
                                               ---------------          ---------------
                                               (amounts in thousands)
Net Sales
Confectionery                                 $        31,496          $        27,397
Entertainment                                          47,223                   45,411
                                               ---------------          ---------------
   Total                                      $        78,719          $        72,808
                                               ===============          ===============

NET SALES

Net sales for the third quarter of fiscal 2007 were $78.7 million, an increase of $5.9 million, or 8.1%, from $72.8 million in the same period last year. Stronger foreign currencies versus the prior year increased 2007 third quarter sales by $0.9 million.

Net sales of confectionery products, which include, among other things, Ring Pop, Push Pop, Baby Bottle Pop, Juicy Drop Pop, Bazooka brand bubble gum and licensed candy products, were $31.5 million in the third quarter of fiscal 2007, an increase of $4.1 million, or 15.0%, from $27.4 million in fiscal 2006. This increase was a function of a number of factors including the continued growth of Juicy Drop Pop in the U.S. and overseas, increased merchandising activity in the period at Walmart and sales of licensed products including those featuring Pokemon and Happy Feet in Europe. Stronger foreign currencies versus the prior year increased 2007 third quarter confectionery sales by $0.3 million.

Net sales of entertainment products, which include cards, stickers, sticker albums and the WizKids line of strategy games, were $47.2 million in the third quarter of fiscal 2007, an increase of $1.8 million, or 4.0%, from $45.4 million in the same period last year. This increase reflected higher sales of U.S. sports cards, driven by a new arrangement with the baseball licensors as well as the Company's strong product line-up and marketing campaign which encompasses national television advertising and in-stadium promotions. Sales of non-sports publishing products also increased year-over-year due to solid performances of products featuring the WWE license in the U.S. and Europe and Happy Feet and Pokemon in Europe. Sales of WizKids products continued to run below year ago levels, driven by softer core product performance and a reduction in sales of Pirates products introduced last year. Stronger foreign currencies versus the prior year increased 2007 third quarter entertainment sales by $0.6 million.

RESULTS of OPERATIONS

                                                              Thirteen weeks ended
                                               ------------------------------------------------
                                               November 25, 2006        November 26, 2005
                                               -----------------------  -----------------------
                                               (dollars in thousands)
Net Sales                                     $        78,719   100.0% $        72,808   100.0%
Cost of Sales                                          51,762    65.8%          51,502    70.7%
                                               ---------------          ---------------
   Gross Profit                                        26,957    34.2%          21,306    29.3%

Selling, General & Administrative                      22,307    28.3%          22,607    31.1%
                                               ---------------          ---------------
Income (Loss) from Operations                 $         4,650     5.9% $        (1,301)   -1.8%

Gross profit as a percentage of net sales in the third quarter of fiscal 2007 was 34.2% as compared with 29.3% in the third quarter of last year. Gross margin comparisons this year benefited from a reduction in provisions for returns, which were high last year as a result of a sudden slowdown in sales of WWE products and WizKid's expansion into the mass market. In addition, obsolescence costs were lower in the period this year than last.

SG&A expense was $22.3 million in the third quarter of fiscal 2007, down from $22.6 million in fiscal 2006. As a percentage of net sales, SG&A expense was 28.3% in the third quarter of fiscal 2007 versus 31.1% in the third quarter of fiscal 2006. Within SG&A, marketing costs declined year-over-year due to lower expenditures for media in Europe and a reduction in WizKids spending. In fiscal 2007, SG&A also benefited from the absence of a $0.8 million write-down of net fixed asset taken last year as well as from a decrease in restructuring-related costs. A total of $0.3 million in severance expense was reported in the period this year related to a June 2006 reorganization, and a further related expense of $0.6 million is expected to be recorded in the fourth quarter of this year. SG&A comparisons this year were negatively impacted by the absence of a favorable $2.3 million legal settlement last year.

Net interest income of $851,000 in the third quarter of fiscal 2007 was lower than in the third quarter of fiscal 2006 due to lower average cash balances.

The Company reflects provisions for federal, state and local income taxes in accordance with statutory income tax rates. The Company reported an effective tax rate of 32.2% in the third quarter of fiscal 2007 versus an effective tax rate benefit of (111.3%) in the third quarter of fiscal 2006. The tax benefit in fiscal 2006 was a function of the pre-tax loss generated in the quarter and the magnitude of permanent tax items related to this loss.

The Company reported net income in the third quarter of fiscal 2007 of $3.7 million, or $0.09 per diluted share. In the third quarter of fiscal 2006, the Company recognized a net loss from discontinued operations related to the sale of thePit.com of $3.7 million. After discontinued operations, in fiscal 2006 the Company generated a net loss of $3.7 million or $0.09 per diluted share.

Fiscal Year 2007 (thirty-nine weeks ended November 25, 2006) compared to Fiscal Year 2006 (thirty-nine weeks ended November 26, 2005)

The following table sets forth, for the periods indicated, net sales by key business segment:

NET SALES

                                               Thirty-nine weeks ended
                                               ----------------------------------------
                                               November 25, 2006        November 26, 2005
                                               ---------------          ---------------
                                               (amounts in thousands)
Net Sales
Confectionery                                 $       114,001          $       113,684
Entertainment                                         128,007                  112,644
                                               ---------------          ---------------
   Total                                      $       242,008          $       226,328
                                               ===============          ===============

Net sales in the thirty-nine weeks ended November 25, 2006 were $242.0 million, an increase of $15.7 million, or 6.9%, from $226.3 million in the same period last year. Stronger foreign currencies versus the prior year served to increase this year's sales by $0.4 million.

Net sales of confectionery products were $114.0 million in the thirty-nine weeks ended November 25, 2006, an increase of $0.3 million, or 0.3%, from $113.7 million in fiscal 2006. This increase was largely a function of higher sales of Juicy Drop Pop in the U.S. and overseas, an increase in sales of seasonal products, and higher sales of Pokemon products in Europe offset by declines in sales of core lollipop and gum products in the US. Stronger foreign currencies versus the prior year increased sales in this year's thirty-nine week period by $0.3 million.

Net sales of entertainment products were $128.0 million in the thirty-nine weeks ended November 25, 2006, an increase of $15.4 million, or 13.6%, from $112.6 million in the same period last year. This increase reflected significantly higher sales of U.S. sports cards, driven by a new arrangement with the baseball licensors as well as the Company's strong product line up and marketing campaign which encompasses national television advertising and in-stadium promotions. Sales of European sports products also showed strong gains over fiscal 2006, driven by the addition of products surrounding the World Cup soccer tournament, an event which occurs once every four years. Sales of non-sports publishing products declined year-over-year due to last year's strong Star Wars and Barbie releases. Additionally, sales of WizKids products were impacted by a softer gaming industry and lower sales of Pirates products introduced last year. Stronger foreign currencies versus the prior year increased entertainment sales in the thirty-nine weeks ended November 25, 2006 by $0.1 million.

RESULTS of OPERATIONS

                                               Thirty-nine weeks ended
                                               ------------------------------------------------
                                               November 25, 2006        November 26, 2005
                                               ---------------          ---------------
                                               (dollars in thousands)
Net Sales                                     $       242,008   100.0% $       226,328   100.0%
Cost of Sales                                         156,024    64.5%         149,001    65.8%
                                               ---------------          ---------------
   Gross Profit                                        85,984    35.5%          77,327    34.2%

Selling, General & Administrative                      75,402    31.2%          74,743    33.0%
                                               ---------------          ---------------
Income from Operations                        $        10,582     4.4% $         2,584     1.1%

Gross profit as a percentage of net sales in the thirty-nine weeks ended November 25, 2006 was 35.5% as compared with 34.2% in the same period last year. Margins in fiscal 2007 were impacted by a reduction in returns provisions driven to unusually high levels last year by a slowdown in sales of WWE products and WizKids expansion into the mass market. Additionally, this year's margins benefited from vendor rebates received in the first half of the year from a confectionery manufacturer, as well as from a reduction in obsolescence costs. The Company anticipates reduced gross profit margins in the fourth quarter as a result of likely increased raw material prices and unfavorable currency fluctuations in the confectionery segment.

SG&A expense was $75.4 million in the thirty-nine weeks ended November 25, 2006 versus $74.7 million in fiscal 2006. As a percentage of net sales, SG&A expense was 31.2% in the thirty-nine weeks ended November 25, 2006 versus 33.0% in the same period last year. Marketing expenditures were higher this year than last, driven by advertising and promotional investments in the U.S. sports business as well as in support of the launch of new Bazooka products and our new Vertigo product. In addition, SG&A was impacted by special charges including those related to the 2006 proxy contest and $1.5 million in severance and related charges stemming from the restructuring program announced in June 2006. Year-over-year comparisons were also negatively impacted by fiscal 2006's favorable legal settlement net of legal fees totaling $1.8 million.

Net interest income of $2.3 million in the thirty-nine weeks ended November 25, 2006 was slightly below levels in the same period last year due to a lower average cash balance.

The Company reported an effective tax rate of 32.5% in the thirty-nine weeks ended November 25, 2006 versus an effective tax rate benefit of (13.9%) in the thirty-nine weeks ended November 25, 2005. The November 26, 2005 credit was largely a function of the reversal of $1.6 million in tax reserves following the completion of an IRS audit. For the full year we expect the effective tax rate to be approximately 32.5%.

The Company reported net income in the third quarter of fiscal 2007 of $8.7 million, or $0.21 per diluted share. In the comparable nine-month period in fiscal 2006, the Company recognized a net loss from discontinued operations related to the sale of thePit.com of $3.8 million. After discontinued operations, in fiscal 2006 the Company generated net income through nine months of $2.1 million, or $0.05 per diluted share.

Other Matters

In June 2006, the Company launched a restructuring program, principally related to its entertainment operations in New York, Pennsylvania and Seattle, WA (WizKids' headquarters). The Company believes that this program will result in estimated annual savings of approximately $3.3 million. The Company recognized charges in connection with the restructuring of approximately $1.1 million in the second quarter and $0.4 million in the third quarter and expects to realize a further $0.6 million in related costs in the fourth quarter of this year.

Liquidity and Capital Resources

Management believes that the Company has adequate reserves to meet its liquidity and capital needs over the foreseeable future as a result of the combination of cash on hand, anticipated cash from operations and credit line availability.

On November 25, 2006, the Company had $28.5 million in cash and cash equivalents and $56.4 million in short-term investments.

On September 14, 2004, the Company entered into a credit agreement with JPMorgan Chase Bank. The credit agreement provides for a $30.0 million unsecured facility to cover revolver and letter of credit needs and expires on September 13, 2007. Interest rates are variable and a function of market rates and the Company's earnings before interest, taxes, depreciation, and amortization. The credit agreement contains restrictions and prohibitions of a nature generally found in loan agreements of this type and requires the Company, among other things, to comply with certain financial covenants, limits the Company's ability to sell or acquire assets or borrow additional money and places certain restrictions on the purchase of Company shares and the payment of dividends. The credit agreement may be terminated by the Company at any point over the three-year term (provided the Company repays all outstanding amounts thereunder) without penalty. There was no debt outstanding under the credit agreement as of November 25, 2006 or February 25, 2006.

In October 2001, the Company completed the authorization and the Board approved the purchase of 5 million shares of the Company's common stock. As of February 26, 2005, the Company had purchased 3,390,700 shares related to this authorization, leaving 1,609,300 shares available for future purchases. During the first half of fiscal 2006, the Company did not purchase any shares due to a strategic business review that was performed by investment banking and consulting firms. In September 2005, the Company entered into a written trading plan, that complies with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which provides for the purchase of up to 500,000 shares for each of the next four quarters starting in the third quarter of fiscal 2006 at the prevailing market price per share, subject to certain conditions. This trading plan was completed in the thirteen weeks ended November 25, 2006. In addition, the Board of Directors of the Company increased the outstanding share authorization by 3,390,700 shares to 5 million shares. As of November 25, 2006, the Company had purchased 2,318,944 shares under this amended authorization leaving 2,681,056 shares available for future purchases by the Company.

In the thirty-nine weeks ended November 25, 2006, the Company's net increase in cash and cash equivalents was $0.3 million versus a decrease of $4.6 million in the comparable period of fiscal 2006.

Cash provided by operating activities during the first thirty-nine weeks of fiscal 2007 was $12.7 million versus cash used of $1.2 million during fiscal 2006. The cash provided of $12.7 million was primarily due to a $9.2 million increase in accounts payable and other current liabilities, $3.7 million in depreciation and amortization and $8.7 million in net income. Partially offsetting these sources of cash was a use of $2.0 million in accounts receivable due to higher sales compared to the fourth quarter of fiscal 2006, $5.4 million in increased inventory balances, and a $2.2 million increase in prepaid expenses. The prior period's unfavorable cash performance reflected lower net income, a substantial increase in inventories and decreases in accounts payable and other current liabilities.

Cash used in investing activities was $5.6 million in the thirty-nine weeks ended November 25, 2006 versus cash provided of $7.2 million in fiscal 2006. Year-to-date this year, short-term investments increased by $3.1 million and capital spending used a further $2.5 million, largely related to the implementation of a new enterprise resource planning system and management information system infrastructure investments. In fiscal 2006, short-term investments were reduced by $9.4 million, partially offset by capital spending of $2.2 million, largely related to the rollout of new information systems. Fiscal 2007 full year capital spending is projected to be $3.5 to $4.0 million, driven by investments in Ring Pop production equipment and computer software and hardware. Capital spending will be funded out of cash flow from operating activities. The proceeds from the sale of thePit.com, Inc. will be received over the next four years.

Cash used in financing activities of $13.9 million this period reflects $4.7 million in cash dividends and $10.9 million in treasury stock purchases, partially offset by $1.6 million in cash from options exercised. This compares with a total outlay for financing activities of $6.9 million in the same period last year, comprised of $4.9 million in cash dividends and $3.1 million in treasury stock purchases, partially offset by $1.0 million in cash from options exercised. Dividend payments and treasury stock purchases are being funded out of cash flow from operating activities.

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

Cautionary Statements

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby filing cautionary statements identifying important factors that could cause actual results to differ materially from those projected in any forward-looking statements of the Company made by or on behalf of the Company, whether oral or written. Among the factors that could cause the Company's actual results to differ materially from those indicated in any such forward-looking statements are: (i) the failure of certain of the Company's principal products, particularly sports cards, entertainment cards, WizKids strategy games, confectionery products and sticker album collections, to achieve expected sales levels; (ii) the Company's inability to produce timely, or at all, certain new planned confectionery products; (iii) significant increase in raw material costs; (iv) quarterly fluctuations in results; (v) the Company's loss of important licensing arrangements; (vi) the Company's loss of important supply arrangements with third parties; (vii) the loss of any of the Company's key customers or distributors; (viii) further material contraction in the trading card industry as a whole; (ix) excessive returns of the Company's products; (x) civil unrest, currency devaluation, health-related issues, or political upheaval in certain foreign countries in which the Company conducts business; (xi) changes in food and drug laws or laws relating to advertising and marketing practices or changes in consumer trends or health-related issues, either in the U.S. or abroad; and (xii) other risks detailed from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to make estimates and judgments that affect the reported amounts of revenue, expenses, assets, liabilities and the disclosure of contingent assets and liabilities. Actual results may differ from these estimates.

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

Returns Provisions: In determining the provision for returns, the Company performs an in-depth review of wholesale and retail inventory levels for each product sold, trends in product sell-through by sales channel, and other factors. The provision for returns was $22.3 million in the first thirty-nine weeks of fiscal 2007 and $23.2 million in fiscal 2006, which equates to 9.2% and 10.3% of net sales, respectively. The decrease in the provision this year was partially due to better sell-through of United States sports products and the lower returns on certain European publishing products and on WizKids products sold to retail channels. An increase or decrease in the provision for returns by 1% of net sales would have decreased or increased operating income by approximately $2.4 million.

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

Accrual for Obsolete Inventory: The Company's accrual for obsolete inventory reflects the cost of items in inventory not anticipated to be sold or where the current selling price is below the Company's carrying costs. This accrual is deemed necessary as a result of discontinued items and packaging or a reduction in forecasted sales and is adjusted periodically based on a review of inventory levels and sales projections. The provision for obsolete inventory was $2.3 million in the thirty-nine weeks of fiscal 2007 and $3.5 million in fiscal 2006, which equates to 0.9% and 1.5% of net sales, respectively. An increase or decrease in the provision for obsolescence by 1% of net sales would have decreased or increased operating income by approximately $2.4 million.

ITEM 3. DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk associated with activities in derivative financial instruments (e.g., hedging or currency swap agreements), other financial instruments and derivative commodity instruments is confined to the impact of mark-to-market changes in foreign currency rates on the Company's forward contracts. The Company has no debt outstanding and does not engage in any commodity-related derivative transactions. As of November 25, 2006, the Company had $17.6 million in contracts which were entered into for the purpose of hedging forecasted receipts and disbursements in various foreign currencies.

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

On August 31, 2006, the Court granted Stani's motion for partial summary judgment to the extent of dismissing the Company's claims for breach of contract and wrongful misappropriation of trade secrets. Taking into account the Court's decision, the Company's remaining claims are that Stani misappropriated an aspect of its Bazooka flavor formula through reverse engineering and that Stani fraudulently induced the Company to enter into an agreement that relieved Stani of the obligation to pay royalties on certain (non-Bazooka) products between 1988 and the expiration of the Agreement in 1996.

The Company is appealing the Court's ruling. On September 18, 2006, the Company filed a Motion To Certify Dismissed Claims For Appeal, which asked the Court for permission to appeal the dismissed claims immediately. The Court granted this motion for appeal and the Company is in the process of preparing the court documentation for the appeal. The Company currently believes that court filings by both parties will be completed in the Company's the first fiscal quarter of fiscal 2008, with oral arguments to follow according to the Court's schedule.

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

Contraction in Sports Card Industry. Prior to 2006, the sports card industry as a whole has contracted significantly over at least the last ten years. Further prolonged and material contraction in the sports card industry, whether caused by labor strife or otherwise, could have a material adverse affect on the Company's future plans and results.

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

Laws and regulations; consumer preferences and health concerns. Changes in governmental laws and regulations, including food and drug laws, laws relating to advertising and marketing practices, taxation requirements and environmental laws, both in and outside the U.S., could have an adverse effect on the Company's results of operations. Additionally, consumer demographics, consumer trends and consumer health concerns, such as issues relating to obesity levels and the consumption of certain ingredients, may change in a manner that could have an adverse impact on the Company's results of operations.

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
Period                Purchased     Share     Announced Plans   the Plans or Programs
-------------------- -----------  --------- ------------------- ---------------------
August 27, 2006 to
September 23, 2006      144,000  $    9.05             144,000             2,730,456
September 24, 2006 to
October 21, 2006         49,400  $    9.08              49,400             2,681,056
October 22, 2006 to
November 25, 2006            --  $      --                  --             2,681,056
                     -----------            -------------------
                        193,400  $    9.05             193,400             2,681,056
                     ===========            ===================

ITEM 6. EXHIBITS AND REPORTS

(a) Exhibits as required by Item 601 of Regulation S-K filed herewith:

10.1

License Agreement, effective as of January 1, 2006, by and between Major League Baseball Properties, Inc. and the Company (the "agreement") Confidential treatment has been requested with respect to portions of this exhibit. Omitted portions have been filed with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.     PDF

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

January 4, 2007