Form 10-K
period 2007-03-03
TOPPS CO INC
filed 2007-06-01
CIK 812076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

       ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 3, 2007

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
Common Stock par value $0.01

Securities registered pursuant to Section 12(g) of the Act: Not Applicable

Common Stock par value $0.01
(Title of Class)

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     YES    ☐        NO    ☒

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     YES    ☐        NO    ☒

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.     YES    ☒        NO    ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form10-K or any amendment to this Form 10-K.    ☒

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☐          Accelerated filer    ☒          Non-accelerated filer    ☐

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES    ☐        NO    ☒

      The aggregate market value of Common Stock held by non-affiliates as of the last business day of the most recently completed fiscal second quarter was approximately $337,448,073.

      The number of outstanding shares of Common Stock as of May 25, 2007 was 38,764,650.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's definitive proxy statement to be delivered in connection with its 2007 Annual Meeting of Stockholders are incorporated by reference in parts II and III of this report.

     PDF provided as courtesy

The Topps Company, Inc. Form 10-K
For the Year Ended March 3, 2007
Table of Contents

PART I

As used in this Annual Report on Form 10-K, "Topps," "Company," "we," "ours," and "us" refer to The Topps Company Inc. and its subsidiaries, except where the context otherwise requires or as otherwise indicated.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

The Company considers portions of the information in this Annual Report on Form 10-K to be "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act") and the Private Securities Litigation Reform Act of 1995. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, without limitation, the Company's future economic performance, plans and objectives for future operations and projections of revenue and other financial items and including the proposed merger of the Company that is described herein. Forward-looking statements can be identified by the use of words such as "may," "will," "should," "intend," "expect," "anticipate," "estimate," "continue" or comparable terminology. Forward-looking statements are inherently subject to risks, trends and uncertainties, many of which are beyond the Company's ability to control or predict and some of which the Company might not even anticipate. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions at the time made, it can give no assurance that its expectations will be achieved. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

PART I

ITEM 1. BUSINESS

General Development

The Topps Company, Inc. was incorporated in Delaware on February 24, 1987. The Company is the successor to Topps Chewing Gum, Inc., which was established as a partnership in 1938 and was incorporated under the laws of New York in 1947.

There are two principle segments of the business, Confectionery and Entertainment. In the Confectionery segment, Topps markets premium confectionery brands including lollipops such as Push Pop, Baby Bottle Pop and Juicy Drop Pop, Bazooka brand bubble gum and certain licensed candy items. The Company also manufactures and markets Ring Pop lollipops. In the Entertainment segment, the Company markets branded products including trading cards and sticker album collections featuring professional athletes and popular television, movie and other licensed characters. The Company also markets branded collectible and constructible strategy games.

In 1995, the Company acquired Merlin Publishing International Limited ("Merlin"), a U.K.-based marketer of licensed collectibles, primarily sticker album collections. While continuing to market products under the Merlin brand, Topps changed Merlin's corporate name to Topps Europe Ltd. ("Topps Europe") in March 1997. In July 2003, Topps acquired Wizkids, LLC ("WizKids"), a designer and marketer of strategy games.

Headquartered in New York, N.Y., Topps also has offices in Pennsylvania, Delaware, the state of Washington, the U.K., Ireland, Italy and Argentina, and distributes its products in many countries around the world.

On March 5, 2007, Tornante-MDP Joe Holding LLC ("Parent"), Tornante-MDP Joe Acquisition Corp, a wholly- owned subsidiary of Parent ("Merger Sub"), and Topps entered into an Agreement and Plan of Merger (the "Merger Agreement"), under which Merger Sub would merge with and into Topps, with Topps continuing after the merger as the surviving corporation and a wholly- owned subsidiary of Parent (the "Merger").

At the effective time of the Merger, each issued and outstanding share of common stock, $0.01 par value per share (the "Common Stock"), of Topps will be converted into the right to receive $9.75 in cash, without interest. In addition, each vested and unvested outstanding option to purchase Common Stock will be canceled at the effective time of the Merger and converted into the right to receive in cash, without interest, the amount (if any) by which $9.75 exceeds the per share exercise price of that option.

Pursuant to the terms of the Merger Agreement, if the Merger Agreement is terminated under certain circumstances, the Company will be required to pay to Parent a termination fee of $12 million and to reimburse Parent for up to $4.5 million of its out-of-pocket expenses incurred in connection with entering into and performing its obligations under the Merger Agreement.

The Company filed its preliminary proxy statement relating to the Merger with the Securities and Exchange Commission on April 17, 2007, which was amended on May 7, 2007 and on May 14, 2007. On May 21, 2007, the Company filed with the Securities and Exchange Commission its definitive proxy statement relating to the Merger and commenced mailing of its definitive proxy statement to its stockholders.

Products

Confectionery

The Company markets premium-quality lollipop brands and other non-chocolate confectionery products in the United States, Canada, Europe and parts of Asia, Latin America, New Zealand and Australia. Branded lollipops include Ring Pop (candy molded into the form of an exaggerated precious gem stone and anchored to a plastic ring), Push Pop (a cylinder-shaped lollipop packaged in a plastic container with a removable cap, designed to enable consumers to eat a portion of the pop and save the rest for later), Baby Bottle Pop (a miniature baby bottle filled with powder, candy juice, or crunchy candies and topped with a candy nipple) and Juicy Drop Pop (a lollipop in a plastic case which also contains candy juice to be squirted onto the pop for boosting its flavor). In fiscal 2006, the Company introduced Mega Mouth Candy Spray (liquid candy in a tube which is dispensed into the mouth as a fine spray) in Europe. During the third quarter of fiscal 2007, the Company launched Vertigo, a half-hard candy, half-chocolately lollipop.

The Company also distributes and markets Bazooka brand bubble gum originally introduced in 1947. In early fiscal 2007, the Company relocated Bazooka manufacturing to a lower cost producer in Mexico, and relaunched the brand. The product line was expanded to include gum-filled lollipops and gum balls.

Licensed confectionery products include containers in the shape of a ball containing candy and a decorated Pokèmon figure inside. Sales of Pokèmon confectionery products began in fiscal 2000 and continue today, though at lesser volumes. Additionally, in fiscal 2007, the Company marketed other candies and lollipops using entertainment properties licensed from third parties, including the Winx, Happy Feet and World Wrestling Entertainment ("WWE") properties.

In the U.S., the Company's confectionery focus is on providing children with compelling high-quality products, expanding product availability (distribution points and in-store location) and advertising on children's television. Overseas, the primary emphasis is on delivering innovative products to the marketplace and securing new listings in key retailers. Over the last three years, confectionery distribution in Europe and Japan has been expanded to include Wal-Mart and Tesco in the United Kingdom, Norgen Gruppen and Narvisson in Norway, Coop, Kiosk, and Volg in Switzerland, Albert Heijn in Holland, Inex in Finland and Aeon & Daiei in Japan.

Entertainment

The Entertainment segment consists of publishing products in the form of trading cards and sticker album collections featuring sports and non-sports licenses as well as strategy games created by WizKids, acquired by Topps in July 2003.

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

Sports card and sticker album products contain photographs of athletes as well as other features, including player and team statistics, biographical material and, in certain cases, pieces of memorabilia and/or players' autographs. Sports card products have historically featured professional sports figures from Major League Baseball, NFL Football, NBA Basketball and NHL Hockey, while sports sticker album products have featured athletes from English Premier League Football (soccer). The Company has not produced NHL Hockey products during the three most recent seasons and does not expect to do so in the foreseeable future. Additionally, in fiscal 2007 the Company sold sticker album products associated with the World Cup and in fiscal 2005 it sold sticker albums associated with the European Football Championship. Both tournaments occur every four years. The Company also markets bubble gum with mini stickers and albums featuring Italy's professional soccer league, Calcio.

The Company distributes sports card products in North America under brand names including, but not limited to, Topps, Topps Heritage, Topps Finest, Topps Chrome, Topps Triple Threads, Allen & Ginter and Bowman. The Company attempts to ensure that each brand of sports cards has its own unique positioning in the marketplace. For example, Topps Heritage, a retro brand with bubble gum in every pack, addresses a perceived consumer demand for nostalgia-based products and capitalizes on Topps' heritage and history in the sports collectible industry. Internationally, the Company distributes sticker album collections under the Merlin and Topps brands.

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

In fiscal 2007, the Company marketed non-sports trading card and sticker album products featuring licensed properties including Star Wars, WWE, Wacky Packages, Garbage Pail Kids, Lord of the Rings, Teenage Mutant Ninja Turtles, Dora The Explorer, Barbie, Yu-Gi-Oh!, SpongeBob Square Pants and Pokémon. The Company has continued to sell Pokémon products through fiscal 2007, although in fewer markets and at lesser levels than before. The Company's Pokémon license for its entertainment products expires at the end of the first quarter of fiscal 2008 and the Company does not anticipate that this license will be renewed. Entertainment cards and sticker album collections have experienced peaks and valleys of consumer interest, a fact which has prompted the Company to be highly selective in determining which entertainment licenses to pursue.

Card and sticker album collections often use special technologies and reproduction techniques. Cards may include features such as foil stamping, film lamination, autographs and/or small pieces of memorabilia. The Company continuously strives to update the features of its cards and sticker album collections and seeks new ideas and printing technologies. Suggested retail prices for cards generally range from $0.99 to $3.00 per pack, but can go as high as $350.00 per pack for high-end products with special features and inserts. Overseas sticker pack prices are generally the equivalent of approximately fifty cents.

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

In July 2003, the Company acquired WizKids for a cash purchase price of approximately $28.4 million. Headquartered in Bellevue, Washington, WizKids is a designer and marketer of collectible and constructible strategy games. Some games are played with miniature figurines on bases containing game-specific information. Certain products are sold under the MechWarrior, HorrorClix, and HeroClix brand names and are marketed primarily through the hobby channel. Constructible card games including Pirates and Battlestar Galactica are sold in both the mass and hobby channels. In mid-fiscal 2007, WizKids implemented a series of initiatives aimed at increasing sales and improving profitability including changes in management, headcount reductions, consolidation in the number of distributors and a streamlining of the product line.

For a schedule of net sales by key business segment for the past three fiscal years, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 17 - "Segment and Geographic Information" to the Consolidated Financial Statements.

Distribution and Marketing

Sales and Distribution

In the U.S. and Canada, internal and field sales employees handle sales of confectionery products to national accounts. Confectionery sales to other channels are handled by broker organizations managed by Topps employees. In fiscal 2005, Topps consolidated much of its broker network, joining forces with a strong national organization, which provides greater retail coverage and increased focus. In fiscal 2006, Topps reorganized its confectionery sales force to provide a more channel-focused orientation. Topps confectionery products reach tens of thousands of retail outlets including supermarkets, drugstores, convenience stores, mass merchandisers, warehouse clubs, dollar stores, video outlets and other specialty accounts. The Company's employees also handle U.S. sales of entertainment card products to hobby stores, hobby distributors, national accounts and category managers who service major retail outlets.

In most of Europe, as well as in Latin America, Japan and Australia, sales are generated primarily through distributors serviced by Topps employees. In the U.K., confectionery sales to wholesaler and cash and carry accounts are handled by sales brokers while confectionery sales to large supermarket chains as well as entertainment product sales are handled by a dedicated field sales force. Together, the sales force and wholesalers reach approximately 30,000 retail news and confectionery outlets in the U.K.

WizKids' products have traditionally been sold primarily to gaming stores via distributors. Topps' sales force is also assisting WizKids in reaching mass retailers in the U.S. and Europe. WizKids uses a network of 2,000 volunteers to run approximately 4,000 in-store tournaments a month for its customers.

Advertising and Promotion

The Company utilizes a variety of marketing techniques, including television, radio and print advertising campaigns, sweepstakes, on-line ads and promotions designed to create consumer awareness and stimulate retail sales of its products. Advertising and marketing expenses (which encompass media spending, consumer promotions and research) included in selling, general and administrative expenses amounted to $29,418,000 in fiscal 2007, $26,772,000 in fiscal 2006 and $23,336,000 in fiscal 2005.

Approximately 64% of the Company's fiscal 2007 sales, 68% of the Company's fiscal 2006 sales, and 74% of fiscal 2005 sales were made on a returnable basis. Consolidated return provisions as a percentage of net sales for the fiscal years ended 2007, 2006 and 2005 were 9.4%, 10.2% and 7.5%, respectively. Returns decreased in fiscal 2007 as a result of a stronger consumer sell-through of U.S. sports products, improved performance of European non-sports publishing products and a reduction in WizKids' sales to the mass market. Returns significantly in excess of the Company's returns reserve could have a material adverse effect on the Company.

Production

Confectionery

Ring Pop lollipops for sale in North America are manufactured at the Company's Scranton, Pennsylvania factory. Raw materials required for the manufacture of these products are generally available to the Company. Ring Pop lollipops for sale in international markets as well as all Push Pops, Baby Bottle Pops, Juicy Drop Pops and many of the Company's other lollipop products are manufactured by a single independent supplier in factories located in Taiwan, Thailand and China. The loss of production at one or more of these facilities due to civil unrest or for any other reason could have a material adverse effect on the Company until the Company could make other arrangements. The agreement with this supplier can be terminated by either party on 36 months' notice and provides, among other terms, that the supplier will be restricted by certain exclusivity obligations and, in turn, the Company is restricted from outsourcing the production of certain products to third parties (subject to production and pricing qualifications). The Company is in discussions with its key confectionery supplier in an effort to minimize cost increases. However, fluctuations in prices of key raw materials, for example sugar and petroleum, as well as changes in the value of currencies such as the Thai Baht are putting pressure on product costs and could impact future financial results.

Licensed confectionery products are manufactured in China by third party suppliers. The Company believes that there are alternative third party manufacturers who would be able to provide continuity of supply on this product category.

Bazooka bubble gum is manufactured by a supplier located in Mexico under a non-exclusive arrangement. Failure by the new manufacturer to supply the Company with quality product on a timely basis could have a material adverse effect on sales of Bazooka.

Entertainment

In the U.S., photographs of athletes used in the Company's products are taken by free-lance photographers on special assignment with the Company, or are purchased from the sports leagues or other third parties. Pictures of non-sports entertainment subjects are generally furnished by the respective licensor or created by artists retained by the Company. Computerized graphic artwork and design development for all of the Company's products is done by staff artists and through independent design agencies under the Company's direction. The Company's Graphic Services Department also utilizes computerized technology to enhance and color-correct photography and computer imaging to create interesting and unusual backgrounds and visual effects.

High-quality substrates (paperboard, foilboard) are sent directly to outside printers by the Company's suppliers. Pictures are printed utilizing a variety of techniques and often include foil stamping and UV (ultra violet) coating. Cards that require specialized printing and the combination of various substrates like plastic, polystyrene and holographic foils are purchased in full sheet form from specialty printers. Full sheets are then cut into individual cards, collated, wrapped in a variety of package configurations, and shipped to customers by these same outside printers or by contract packers.

Sticker production in Europe is subcontracted and coordinated by a single supplier in Italy, and album production is subcontracted to three suppliers in Italy. Adhesive material and packaging are sourced and printed by various subcontractors in Italy. The Company believes that there are other suitable sources available to meet its requirements should the current suppliers become unable to meet the Company's needs.

Figures for collectible strategy games are designed by the Company, and the tooling manufacturing is subcontracted to a variety of tool and die manufacturers in China and Taiwan.

Paperboard, packaging materials, foil stamping and UV coating for cards, and other raw materials required to manufacture the Company's total line of entertainment products are generally available to the Company. The Company relies on single producers for several of these materials or processes, although alternative suppliers are generally available. If any of these single sources were no longer available to the Company, some adjustment in product specification might be required in order to avoid a material adverse effect on the Company.

Trademarks and License Agreements

The Company considers its trademarks and license agreements to be of material importance to its business. Most of the Company's principal trademarks have been registered in the United States and many other countries where its products are sold. Sports picture products marketed in the U.S. are generally produced under license agreements with individual athletes and/or their players' associations, as well as under the licensing bodies of the professional sports leagues. These agreements cover the following sports: Major League Baseball, National Basketball Association and National Football League. The Company also has a contract with Premier League Soccer in England and with players and teams with regard to soccer in Italy. The Company's inability to renew, or continue to operate under licenses relating to Major League Baseball, the National Football League, or England Premier League soccer, and its inability to market products in these sports, could have a material adverse effect on the Company.

The Company has an individual license agreement with almost every Major League Baseball player. Each baseball player's license agreement is initially for four major league baseball seasons and may be extended for additional seasons as rights are used, if the player and the Company agree. Typically, these agreements are extended annually. Among the rights the Company receives are rights to use a player's name, picture, facsimile signature and biographical description in the form of two or three dimensional pictures, trading cards, postcards, stickers, stamps, transfers, decals, medallions or coins, each within certain size limitations. These licenses are non-exclusive. The Company also conducts a licensing program with minor league baseball players and continuously seeks to supplement its relationship with the baseball community by personal visits and corporate identification. The Company generally considers its relationships with these players to be good and to be of great importance to it. However, should an appreciable number of Major League Baseball players refuse to sign the Company's license agreement, it could have a material adverse effect on the Company.

The Company has a related agreement with the Major League Baseball Players Association, which governs certain terms of the individual player contracts. The Company also has an agreement with Major League Baseball Properties, Inc., which, among other things, covers the use of the names and insignias of the baseball teams and leagues in connection with its baseball picture products.

Effective January 1, 2006, the Company reached agreement on new terms with the Major League Baseball Players' Association and Major League Baseball Properties, Inc. with respect to the distribution of baseball trading cards whereby the Company is obligated to pay certain royalty, minimum guarantee and advertising fees provided both of these licensors limit the number of licensees and releases they will authorize. The Company believes this new agreement was an important factor in the rebound of its sales of sports cards in fiscal 2007.

The Company primarily uses the "Topps", "Wizkids" and "Merlin" trademarks in connection with its entertainment products and has all necessary rights to these trademarks where the Company does substantial business. These trademarks are significant as they are widely recognized by the Company's customers, and the Company believes it has sufficient rights in these trademarks to operate its entertainment business as currently conducted. The Company's entertainment business is highly dependent upon licensing arrangements with sports leagues and non-sports entertainment companies to produce its products. The terms of these licensing arrangements depend on a variety of factors, and vary with respect to term, royalty amount and other terms. A significant focus of the Company's entertainment business is to obtain and renew attractive sports and non-sports entertainment licenses.

The Company has trademarks for the names of its confectionery products in countries, including the United States, where the Company does substantial business. These trademarks are significant as they are widely recognized by the Company's customers. The Company has licenses relating to certain of its product designs. The Company believes it has sufficient rights in these trademarks and licenses to operate its confectionery business as currently conducted.

Total royalty expense under the Company's sports and non-sports entertainment licensing contracts for the fiscal years ended 2007, 2006 and 2005 was $33,983,000, $25,117,000 and $24,916,000, respectively. See Note 21 "Commitments and contingencies" to the Consolidated Financial Statements.

In fiscal 2004, the Company initiated a program of licensing its own Bazooka, Bazooka Joe, Ring Pop, Push Pop, and Baby Bottle Pop trademarks to third parties. Subsequently, the Company has expanded the program to include additional licensees and product categories including its Wacky Packages brand. Additionally, WizKids licenses out its trademarks from time to time.

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

Seasonality

The Company's sales of Confectionery products are generally stronger in the first two fiscal quarters of the year. However, sales can be significantly impacted by the introduction of new products and line extensions as well as by advertising and consumer and trade support programs.

In the Entertainment segment, sales of U.S. sports card products are sold throughout the year, spanning the three major sports seasons in which the Company participates, i.e. baseball, football, and basketball. Generally, Topps Europe's sales of sports sticker album products are driven by shipments of Premier League Soccer products, with much of the sales activity occurring in the fourth fiscal quarter. Sales of non-sports cards, sticker albums and games tend to be driven by the timing of product introductions and the property on which they are based, often peaking with the release of a movie or the rise in popularity of a particular licensed property. Hence, quarterly results may vary. See Note 20 "Quarterly Results of Operations" to the Consolidated Financial Statements.

Dependence on Certain Customers

McLane Distribution Services, Inc. accounted for approximately 12% and 13% of consolidated net sales in fiscal 2007 and fiscal 2006, respectively. McLane purchases primarily confectionery products from the Company and distributes them to Wal- Mart, Sam's Club, Southland Corp., and convenience stores in the U.S. The loss of this customer could have a material adverse effect on the Company's results of operations and future plans. The Company also sells directly to Wal-Mart and Sam's Club.

Environment

The Company believes that it is in compliance in all material respects with existing federal, state and local regulations relating to the protection of the environment. Such environmental regulations have not had a material impact on the Company's capital expenditures, earnings or competitive position.

Employees

The Company had approximately 422 employees on March 3, 2007.

All of the production employees at the Company's factory in Scranton, Pennsylvania are represented by a union. The current union agreement expires in February 2008. The Company considers relations with its employees to be good.

Financial Information About Industry Segments, Foreign and Domestic Operations and Export Sales

The Company operates in two business segments. They are: (i) the marketing and distribution of confectionery products and (ii) the marketing and distribution of entertainment products. See Note 17 "Segment and Geographic Information" to the Consolidated Financial Statements.

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

ITEM 1A. RISK FACTORS

Cautionary Statements

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby filing cautionary statements identifying important factors that could cause actual results to differ materially from those projected in any forward-looking statements of the Company made by or on behalf of the Company, whether oral or written. The Company wishes to ensure that any forward-looking statements are accompanied by meaningful cautionary statements in order to maximize to the fullest extent possible the protections of the safe harbor established in the Reform Act. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important risk factors, among others, that could cause the Company's actual results to differ materially from those projected in forward-looking statements of the Company:

1. Dependence on Licenses. The Company's trading card and sticker album businesses are highly dependent upon licensing arrangements with third parties. These licenses, which have varying expiration dates, are obtained from the various professional sports leagues, players associations and, in certain instances, the players themselves as well as from non-sports entertainment companies. The Company's inability to renew or retain certain of these licenses, or the lack of vitality of these licenses, could have a materially adverse effect on its future plans and results.

2. Contraction in Sports Card Industry. Prior to 2006, the sports card industry as a whole has contracted significantly over at least the last ten years. Further prolonged and material contraction in the sports card industry, whether caused by labor strife or otherwise, could materially adverse effect the Company's future plans and results.

3. New Products. The Company may be unable to produce timely, or at all, certain new planned products. The inability of the Company to produce planned products could have a materially adverse effect on its future plans and results.

4. Returns. Approximately 64% of the Company's fiscal 2007 sales were made on a returnable basis. Although the Company maintains returns provisions, returns considerably in excess of the Company's provisions could materially adversely effect its future plans and results.

5. Suppliers. The Company has a single source of supply for most of its lollipop products. The loss of this supplier due to civil unrest or for any other reason could have a materially adverse effect on the Company's future plans and results. Additionally, failure of the new Bazooka manufacturer to supply the Company with quality products on a timely basis could have a material adverse effect on the sales of Bazooka.

6. Customers. The Company has several large customers, some of which are serviced by single distributors and some of which are sold to directly by the Company. The Company's largest customer, McLane, sells to Wal-Mart and Sam's Club, and the Company also sells directly to Wal-Mart and Sam's Club, such that approximately 37% of U.S. confectionery sales in fiscal 2007 were made, in the aggregate, to Wal-Mart and Sam's Club (directly and indirectly through McLane). The loss of any of these customers or distributors, including McLane, Wal-Mart or Sam's Club could have a materially adverse effect on the Company's future plans and results.

7. International, Political and Economic Risk. There is an increase in risk generally associated with operating outside of the U.S. Events such as civil unrest, currency devaluation, political upheaval and health-related issues could have a materially adverse effect on the Company's future plans and results.

8. Legal Proceedings. See Item 3: Legal Proceedings for a discussion of legal matters that could have a materially adverse effect on the Company's future plans and results.

9. Raw materials. Raw materials required for production of the Company's products are generally available. However, the unavailability of certain raw materials or a significant increase in their cost could have a materially adverse effect on future plans and results.

10. Competition. The Company operates in highly competitive markets with other well-established manufacturers of confectionery and sports and entertainment products. A failure of new or existing products to be favorably received by or appeal to the Company's customers and/or consumers, or a failure to retain sufficient shelf space for new and existing products, could have a material adverse effect on the Company.

11. Laws and regulations; consumer preferences and health concerns. Changes in governmental laws and regulations, including food and drug laws, laws relating to advertising and marketing practices, taxation requirements and environmental laws, both in and outside the U.S., could have an adverse effect on the Company's results of operations. Additionally, consumer demographics, consumer trends and consumer health concerns, such as issues relating to obesity and the consumption of certain ingredients, may change in a manner that could have an adverse impact on the Company's results of operations.

12. Merger. There are a number of potential risks to the Company relating to the Merger transaction that could have a material adverse effect on the Company, including:

  the businesses of Topps suffering as a result of uncertainty surrounding the Merger, including, but not limited to, potential difficulties in employee retention, adverse effects on client or customer relationships and disruption of current plans or operations; and
  the diversion of Topps management's attention from ongoing business operations.

While there are other risks to the Company's business related to a transaction such as the Merger, many of these risks are beyond the Company's ability to control or predict.

ITEM 1B. UNRESOLVED STAFF COMMENTS

     NONE

ITEM 2. PROPERTIES

     The location and general description of the principal properties owned or leased by the Company are as follows:

                                                                        Owned or Leased;
                                                           Area/Facility   If Leased,
Location                               Type of Facility    Square Footag Expiration Year
-----------------------------------------------------------------------------------------
Duryea, Pennsylvania***             Office and warehouse         70,000   Leased; 2009

Scranton, Pennsylvania*             Manufacturing plant          41,000       Owned

Seattle, Washington**               Office                       10,000   Leased; 2008

Cork, Ireland*                      Office                        8,000   Leased; 2020

New York, New York***               Executive offices            60,000   Leased; 2009

Cincinnati, Ohio**                  Warehouse                    20,000   Leased; 2007

Milton Keynes, United Kingdom***    Office and warehouse         12,000   Leased; 2014

Milan, Italy***                     Office                        7,000   Leased; 2008

The Company also leases offices which are insignificant in terms of square footage, in Delaware*** and Argentina,***. The Company believes that its active facilities are in good repair and are suitable for its needs for the foreseeable future.

*	Serves confectionery segment.
**	Serves entertainment segment.
***	Serves both business segments.

ITEM 3. LEGAL PROCEEDINGS

On March 5, 2007, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Tornante-MDP Joe Holding LLC ("Parent") and Tornante-MDP Joe Acquisition Corp., a wholly-owned subsidiary of Parent ("Merger Sub"), under which Merger Sub would merge with and into the Company, with the Company continuing after the merger as the surviving corporation and a wholly-owned subsidiary of Parent (the "Transaction"). Subsequent to the March 6, 2007 announcement of the Transaction, nine purported class actions were filed -- four in the Supreme Court of the State of New York and five in the Court of Chancery of the State of Delaware -- naming as defendants the Company and the following directors of the Company: Arthur T. Shorin, Allan A. Feder, Stephen D. Greenberg, Ann Kirschner, David M. Mauer, Jack H. Nusbaum and Richard Tarlow (the "Director Defendants").

In seven of the actions The Tornante Company LLC was also named as a defendant; in seven actions Madison Dearborn Partners LLC was also named as a defendant; in three actions Parent Holding LLC was also named as a defendant; in three actions Merger Sub was also named as a defendant; in one action Madison Dearborn Capital Partners V-A L.P. was also named as a defendant; in one action Madison Dearborn Capital Partners V-C L.P. was also named as a defendant; and in one action Madison Dearborn Capital Partners V Executive-A, L.P. was also named as a defendant (collectively, the "Buyers").

The actions, purportedly on behalf of all public stockholders of the Company other than the defendants, in substance allege that the terms of the Transaction are unfair to the Company's public stockholders because the value of Company's publicly held common stock is greater than the $9.75 per share price being offered to the Company's public stockholders in the Transaction. All of the complaints assert purported claims for breach of fiduciary duty (against the Director Defendants), and eight of the complaints allege abetting the breaches of fiduciary duty (against the Company and the Buyers). All of the complaints, in their prayers for relief, seek, inter alia, to enjoin the Transaction. Discovery requests have been served in the Delaware and the New York actions, and discovery is currently proceeding in both Delaware and New York.

The four New York actions are captioned as follows: William Lipscomb v. The Topps Company, Inc., No. 600715/07 (Sup. Ct. March 7, 2007); New Jersey Carpenters Pension Fund v. Topps Co., Inc., No. 600768/07 (Sup. Ct. March 9, 2007); New Jersey Building Laborers Statewide Benefit Funds and New Jersey Carpenters Pension Fund v. Topps Company, Inc., No. 600822/07 (Sup. Ct. March 14, 2007); Fishbury Ltd. v. Topps Company, Inc., No. 600837/07 (Sup. Ct. March 15, 2007). On April 20, 2007, the Supreme Court of the State of New York signed an order consolidating the four New York actions under the caption In re Topps Co., Inc. Shareholder Litigation, No. 600715/07 (Sup. Ct. N.Y. County).

The five Delaware actions are captioned as follows: Phyllis Freiman v. The Topps Company, Inc., C.A. No. 2777-N (Del. Ch. March 8, 2007); Gerald Tannenbaum v. Arthur T. Shorin, C.A. No. 2788-N (Del. Ch. March 9, 2007); Plymouth Country Retirement Systems v. The Topps Company, Inc., C.A. No. 2786-N (Del. Ch. March 9, 2007); Barry Lustig v. The Topps Company, Inc., C.A. No. 2790-N (Del. Ch. March 12, 2007); City of Worcester Retirement System v. Arthur T. Shorin, C.A. No. 2802- VCS (Del. Ch. March 16, 2007). On March 26, 2007, the Delaware Court of Chancery entered an order consolidating the five Delaware actions under the caption In re Topps Company Shareholder Litigation, Consolidated C.A. No. 2777 (VCS).

On March 26, 2007, the Delaware Court of Chancery entered an order consolidating the five Delaware actions under the caption In re Topps Company Shareholder Litigation, Consolidated C.A. No. 2777 (VCS). On April 20, 2007, the Supreme Court of the State of New York signed an order consolidating the four New York actions under the caption In re Topps Co., Inc. Shareholder Litigation , No. 600715/07. A Consolidated Amended Complaint was filed in Delaware on April 30, 2007. Discovery requests have been served in the Delaware and the New York actions, and discovery is currently proceeding in both Delaware and New York.

On April 27, 2007, the Company and the Director Defendants filed a motion to dismiss or, in the alternative, stay the consolidated action pending in the Delaware Court of Chancery. That motion was denied on May 9, 2007. On May 10, 2007, Tornante and Madison Dearborn filed a motion to dismiss the action for failure to state a claim against them. A briefing schedule has yet to be set for that motion. The Delaware Court of Chancery has scheduled a hearing on a motion for a preliminary injunction for June 11, 2007.

On May 7, 2007, the Company and the Director Defendants filed a motion to dismiss or, in the alternative, stay the consolidated action pending in New York. The New York court heard oral argument on the motion on May 30, 2007, and took the motion under advisement. The New York court has scheduled a hearing on a motion for a preliminary injunction for June 18, 2007.

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

The Company is appealing the Court's ruling. On September 18, 2006, the Company filed a Motion To Certify Dismissed Claims For Appeal, which asked the Court for permission to appeal the dismissed claims immediately. The Court granted this motion for appeal and the Company is in the process of preparing the court documentation for the appeal. In compliance with the Court of Appeals' Scheduling Order, the Company submitted its brief and joint appendices on February 1, 2007. Stani submitted its answering brief on March 5, 2007, and the Company submitted its reply brief on March 19, 2007. Oral argument for this matter will likely be scheduled in the Company's second fiscal quarter of 2008.

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

The Company is a party in several other civil actions which are routine and incidental to its business. In management's opinion, after consultation with legal counsel, these other actions are not reasonably expected to have a material adverse effect on the Company's Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 3, 2007.

PART II

ITEM 5. MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

(a)   Market Information

The Company's common stock is traded on the NASDAQ Global Select Market ("NASDAQ") under the symbol "TOPP". The following table sets forth, for the periods indicated, the range of high and low sale prices for the Company's common stock on the NASDAQ Global Select Market, as reported by NASDAQ. The quotations shown represent inter-dealer prices without adjustment for retail mark-ups, mark-downs or commissions, and may not necessarily reflect actual transactions.

                                               High         Low
                                             ---------   ---------
Fiscal year ended March 3, 2007
   First quarter                                 9.12         7.6
   Second quarter                                8.69        7.63
   Third quarter                                 9.39        8.55
   Fourth quarter                                9.97        8.47
Fiscal year ended February 25, 2006
   First quarter                                 9.55        8.47
   Second quarter                               10.94        8.97
   Third quarter                                10.26        7.11
   Fourth quarter                                8.22        6.99

On May 25, 2007, the closing price of the Company's common stock as reported by NASDAQ was $10.26.

(b)   Stockholders

As of the close of business on May 25, 2007, there were 4,137 holders of record of the Company's common stock. The Company believes that the number of beneficial owners is substantially greater than the number of holders of record because a large portion of the Company's common stock is held in broker "street names."

(c)   Dividends

On June 26, 2003, the Board of Directors of the Company ("Board") initiated a regular quarterly cash dividend of $0.04 per share. Four quarterly payments totaling $0.16 per share or $6.2 million were made in fiscal 2007 and $6.5 million were made in each of fiscal 2006 and 2005.

(d)  Equity compensation plan information

The following table provides the specified information as of March 3, 2007 with respect to compensation plans under which the Company's equity securities are authorized for issuance, aggregated by all compensation plans approved by the Company's security holder, and by all compensation plans not previously approved by the Company's security holders:

                                                                                   Number of securities
                                                                                   remaining available
                                                    Number of                      for future issuance
                                                  securities to      Weighted       under equity
                                                 be issued upon       average      compensation plans
                                                   exercise of    exercise price   (excluding securities
                                                   outstanding    of outstanding    reflected in
Plan Category                                        options          options       first columm)
-----------------------------------------------  ---------------  ---------------  ---------------

Equity compensation plans approved by
   security holders                                   2,696,508  $          7.12        2,097,213
Equity compensation plans not approved by
   security holders                                          --               --               --
                                                 ---------------  ---------------  ---------------
    Total                                             2,696,508  $          7.12        2,097,213
                                                 ===============  ===============  ===============

(e)   Performance graph

The graph set forth below shows the yearly percentage change in the Company's cumulative total stockholder return against each of the S&P MidCap 400, the S&P 500 and a composite index ("Composite Index"), in each case assuming an investment of $100 on March 3, 2002 and the accumulation and reinvestment of dividends paid thereafter through March 3, 2007.

                                         S&P 400        S&P 500     Composite
                              TOPPS        MidCap Index     Index        Index
                            ---------      ---------      ---------    ---------
March 3, 2002             $   100.00    $    100.00    $    100.00   $   100.00
March 3, 2003                  85.22          81.33          77.31        75.30
March 3, 2004                  99.68         121.78         107.10       108.61
March 3, 2005                 105.89         136.57         114.55       127.56
March 3, 2006                  93.33         160.25         124.15       116.71
March 3, 2007             $   103.75    $    175.75    $    139.00   $   135.96

The Composite Index is comprised of four industry groups reported in the "Directory of Companies Required to File Annual Reports with the Securities and Exchange Commission" for the period ended September 30, 1993, and based upon the Standard Industrial Classification ("SIC") codes developed by the Office of Management and Budget, Executive Office of the President. The four industry groups are Miscellaneous Publishing (SIC Code 2741), Sugar and Confectionery Products (SIC Code 2060), Periodicals: Publishing or Publishing and Printing (SIC Code 2721) and Wholesale - Miscellaneous Durable Goods (SIC Code 5090).

(f)   Recent sales by the Company of unregistered securities; purchases of equity securities

The Company did not sell any unregistered securities in the years ended March 3, 2007, February 25, 2006, February 26, 2005 or February 28, 2004. In October 1999, the Board authorized the repurchase of up to 5 million shares of the Company's common stock. In October 2001, the Company completed purchases against this authorization and the Board authorized the repurchase of up to another 5 million shares of the Company's common stock. During fiscal 2004, the Company repurchased 318,800 shares at an average price of $8.69 per share. During fiscal 2005, the Company purchased 444,400 shares at an average price of $9.25 per share.

During the first six months of fiscal 2006, the Company did not purchase any shares due to a strategic business review being performed by investment banking and consulting firms. In September 2005, the Company entered into a written trading plan that complies with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which provided for the maximum purchase of up to 500,000 shares for each of the next four quarters starting in the third quarter of fiscal 2006 at the prevailing market price, per share, subject to certain conditions. In addition, the Board increased the outstanding share authorization by 3,390,700 shares to 5 million shares. In fiscal 2007, the Company completed the 10b5-1 program and purchased 1,291,045 shares at an average price of $8.44 per share. As of March 3, 2007, the Company had purchased 2,318,944 shares under the amended authorization, leaving 2,681,056 shares available for future purchases.

The Company did not repurchase any shares during the fourth fiscal quarter of 2007.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial information for each of the five fiscal years ended March 3, 2007 has been derived from the audited consolidated financial statements. The information below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7- "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K in order to fully understand factors that may affect the comparability of the information presented below.

                                          2007         2006         2005         2004         2003
                                       -----------  -----------  -----------  -----------  -----------
                                            (in thousands of dollars, except per share and share data)
OPERATING DATA:

Net sales                             $   326,669  $   293,838  $   294,231  $   294,917  $   284,649

Gross profit on sales                     114,100       95,784      105,031      103,704      101,684
Selling, general and
   administrative expenses                100,874       98,096       92,350       87,527       78,801
                                       -----------  -----------  -----------  -----------  -----------
Income (loss) from operations              13,226       (2,312)      12,681       16,177       22,883
Interest income, net                        3,317        2,912        2,706        2,426        2,515
Gain (loss) from discontinued operations
    - net of tax*                              58       (2,707)        (353)        (744)      (1,736)
                                       -----------  -----------  -----------  -----------  -----------
Net income                            $    11,244  $     1,239  $    10,915  $    12,884  $    16,936
                                       ===========  ===========  ===========  ===========  ===========

Basic net income per share
   From continuing operations         $      0.29  $      0.10  $      0.28  $      0.34  $      0.45
   From discontinued operations                --        (0.07)       (0.01)       (0.02)       (0.04))
                                       -----------  -----------  -----------  -----------  -----------
Basic net income per share            $      0.29  $      0.03  $      0.27  $      0.32  $      0.41
                                       ===========  ===========  ===========  ===========  ===========

Diluted net income per share
   From continuing operations         $      0.28  $      0.10  $      0.27  $      0.33  $      0.44
   From discontinued operations                --        (0.07)       (0.01)       (0.02)       (0.04))
                                       -----------  -----------  -----------  -----------  -----------
Diluted net income per share          $      0.28  $      0.03  $      0.26  $      0.31  $      0.40
                                       ===========  ===========  ===========  ===========  ===========

Wtd. avg. shares outstanding - basic   38,994,000   40,349,000   40,471,000   40,604,000   41,353,000
Wtd. avg. shares outstanding - diluted 40,463,000   41,163,000   41,327,000   41,515,000   42,065,000

Dividends declared and paid per share $      0.16  $      0.16  $      0.16  $      0.12  $        --

BALANCE SHEET DATA:

Cash and equivalents                  $    28,051  $    28,174  $    36,442  $    56,959  $    85,684
Short-term investments                     53,556       53,269       69,955       36,878       28,575
Working capital**                         123,845      127,713      139,910      134,099      142,416
Net property, plant and equipment          11,170       11,028       11,968       13,049       13,548
Total assets                              276,344      269,827      290,390      275,526      262,875
Long-term debt                                 --           --           --           --           --
Stockholders' equity                  $   203,181  $   204,636  $   219,168  $   211,340  $   196,642

* See note 6 - "Discontinued Operations - thePit.com" to the Consolidated Financial Statements
**Working capital is calculated as current assets less current liabilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section provides an analysis of the Company's operating results, cash flow, critical accounting policies, and other matters. It includes or incorporates "forward-looking statements" as that term is defined by the U.S. federal securities laws. In particular, statements using words such as "may," "should," "intend," "estimate," "anticipate," "believe," "predict," "potential," or words of similar import generally involve forward-looking statements. We based these forward-looking statements on our current expectations and projections about future events, and, therefore, these statements are subject to numerous risks and uncertainties. Accordingly, actual results may differ materially from those expressed or implied by the forward-looking statements. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

FIFTY-THREE WEEK FISCAL YEAR END

The Company's fiscal year generally consists of 52 weeks, except once approximately every seven years there is a fiscal year which consists of 53 weeks. Fiscal 2007 had 53 weeks, while fiscal 2006 and fiscal 2005 each had 52 weeks. The Company estimates that the impact of the extra week on Entertainment sales was negligible in fiscal 2007, as the timing and number of product releases were not impacted by the additional week, but that net sales of Confectionery products increased in fiscal 2007 by approximately $2.7 million. The Company also estimates that the extra week in fiscal 2007 added approximately $0.6 million to Selling, general and administrative expenses ("SG&A") and had a net impact on pre-tax earnings of approximately $0.3 million on the Company's fouth quarter and year ended March 3, 2007 results.

CONSOLIDATED NET SALES

The Company has two reportable business segments, Confectionery and Entertainment. The following table sets forth, for the periods indicated, net sales by business segment:

                                                            Fiscal Year Ended
                                                 -------------------------------------------------
                                                    March 3,       February 25,     February 26,
                                                      2007             2006             2005
                                                 ---------------  ---------------  ---------------
                                                        (in thousands of dollars)
Confectionery                                   $       148,149  $       144,261  $       143,762
Entertainment                                           178,520          149,577          150,469
                                                 ---------------  ---------------  ---------------
    Total                                       $       326,669  $       293,838  $       294,231
                                                 ===============  ===============  ===============

Fiscal 2007 versus 2006*

In fiscal 2007, the Company's consolidated net sales increased 11.2% to $326.7 million from $293.8 million in fiscal 2006. Stronger foreign currencies versus the prior year increased fiscal 2007 sales by approximately $2.2 million.

Worldwide net sales of the Confectionery segment, which includes Ring Pop, Push Pop, Baby Bottle Pop, Juicy Drop Pop and Bazooka brand bubble gum, increased 2.7% to $148.1 million in 2007 from $144.3 million in 2006. Stronger foreign currencies versus the prior year served to increase fiscal 2007 sales by approximately $500,000. Confectionery products accounted for 45% of the Company's net sales in 2007 and 49% in 2006.

Growth of worldwide confectionery sales were in part a function of a one-time shipment of inventory in the fourth quarter to a new distributor in Canada. Initial sales of Vertigo, an innovative new lollipop being introduced in the U.S., also helped boost sales in the second half of fiscal 2007. Worldwide expansion of Juicy Drop Pop and increased sales of Mega Mouth Candy Spray in Europe offset declines in other core products. International sales represented 34% of total confectionery sales in fiscal 2007 versus 31% in 2006.

Going forward, the Company intends to continue executing against the strategic plan put in place this past fiscal year. Major initiatives include further establishing Topps as a leader in youth-oriented candy products, building the top line through a focus on innovation and the implementation of a disciplined new product process, enhanced retail distribution and a renewed emphasis on system-wide cost control.

Net sales of the Entertainment segment, which includes cards, sticker album collections, Internet activities and strategy games, increased 19.3% in fiscal 2007 to $178.5 million from $149.6 million in fiscal 2006. Stronger foreign currencies versus the prior year served to increase fiscal 2007 sales by $1.7 million. Entertainment products represented 55% of the Company's net sales in 2007 and 51% of net sales in 2006.

*Unless otherwise indicated, all date references to 2007, 2006 and 2005 refer to the fiscal years ended March 3, 2007, February 25, 2006 and February 26, 2005, respectively.

At the end of fiscal 2006, the Company reached an agreement on new terms with Major League Baseball Properties and Major League Baseball Players' Association which addressed the industry's product proliferation issues. The deal reduces the number of industry participants in the baseball category from four to two, places a cap on the number of products in the baseball category and requires increased marketing commitments from industry participants targeted at bringing youth back into the baseball category. The impact of this new licensing arrangement combined with innovative promotional support, an improved product line-up including successful high-end products, and the introduction of strong football rookie players in the football category, drove dramatic year-over-year increases in the sales of sports card products.

Net sales of European sports products also increased during 2007, a function of the addition of products surrounding the World Cup tournament, held every four years, as well as the favorable impact of a fourth quarter promotion on sales of Premier League products.

Net sales of non-sports publishing products decreased during 2007 due to lower sales of products featuring Star Wars, Barbie and Wacky Packages. WWE and Pokémon licenses continued to contribute to sales in this segment in fiscal 2007. As per the license agreement the Company will continue to sell Pokémon entertainment products through the end of the first quarter of fiscal 2008.

Finally, sales from WizKids, a developer and marketer of strategy games acquired in July 2003, decreased as anticipated, as the result of continued weakness in the gaming industry and year-over-year declines in sales of its Pirates products. In the second half of fiscal 2007, the Company undertook a number of initiatives at WizKids, including management changes, a headcount reorganization and a reduction in the number of distributors and products, aimed at improving financial results in fiscal 2008.

Fiscal 2006 versus 2005

In fiscal 2006, the Company's consolidated net sales decreased 0.1% to $293.8 million from $294.2 million in fiscal 2005. Weaker foreign currencies versus the prior year reduced fiscal 2006 sales by approximately $600,000. Excluding the impact of stronger foreign currencies, net sales increased by 0.1%.

Worldwide net sales of the Confectionery segment increased 0.3% to $144.3 million in 2006 from $143.8 million in 2005. Foreign exchange had virtually no impact on full year confectionery sales comparisons. Confectionery products accounted for 49% of the Company's net sales in each of 2006 and 2005.

In the U.S., fiscal 2006 confectionery sales reflected distribution gains and strong retail sales of Juicy Drop Pop. In addition, sales of Baby Bottle Pop increased, driven by a successful new media campaign and initial shipments of 2DMax, a new line extension.

Confectionery sales in overseas markets were influenced by the introduction of Mega Mouth Candy Spray and continued growth of Pokémon licensed candy products, offset by lower year-on-year performance of core brands in select markets, principally the U.K. and Italy. International sales represented 28% of total confectionery sales in fiscal 2006 versus 31% in fiscal 2005.

Net sales of the Entertainment segment decreased 0.6% in fiscal 2006 to $149.6 million. Weaker foreign currencies versus the prior year served to reduce fiscal 2006 sales by $0.7 million. Entertainment products represented 51% of the Company's net sales in each of 2006 and 2005.

The combined impact of a positive football season, and to a lesser extent, the new baseball agreement which took effect in January 2006, drove year-over-year increases in sales of sports card products.

Net sales of non-sports products also increased during 2006, a function of successfully marketing products featuring WWE, Star Wars, Pokémon and Wacky Packages. These legacy licenses are a testament to the Company's ability to generate strong publishing sales even in periods of relative licensing inactivity.

Sales of European sports products were below fiscal 2005 levels which was in part a reflection of the absence of products associated with the European Football Championship, which occurs once every four years. In addition, sales of both the Premier League collection in the U.K. and Calcio in Italy were lower than in fiscal 2005.

Finally, sales from WizKids, a developer and marketer of strategy games acquired in July 2003, increased on the strength of a new internally-created category, constructible strategy games, and specifically its Pirates products.

RESULTS OF OPERATIONS

                                                   Fiscal Year Ended
                                ----------------------------------------------------------------------
                                  March 3,              February 25,            February 26,
                                    2007                    2006                    2005
                                ------------            ------------            ------------
                                                    (dollars in thousands)
Net sales                      $    326,669   100.0%  $    293,838   100.0%  $    294,231   100.0%
Cost of sales                       212,569    65.1%       198,054    67.4%       189,200    64.3%
                                ------------            ------------            ------------
Gross profit                        114,100    34.9%        95,784    32.6%       105,031    35.7%
Sales, general and
   administrative expenses          100,874    30.9%        98,096    33.4%        92,350    31.4%
                                ------------            ------------            ------------
Income (loss) from operations        13,226     4.0%        (2,312)   (0.8)%        12,681     4.3%

Fiscal 2007 versus 2006

Fiscal 2007 consolidated gross profit as a percentage of net sales was 34.9% versus 32.6% in 2006. Margins in 2007 were favorably impacted by a mix shift favoring entertainment products, which have lower material costs than confectionery products, as well as by the favorable effect of higher sports sales on fixed costs. Lower returns, which are reported as a net against gross sales, and a reduction in obsolescence also served to improve 2007 gross margins. Higher royalty costs as a result of the increase in sports sales served to somewhat offset these positive factors.

SG&A decreased as a percentage of net sales to 30.9% in 2007 from 33.4% in 2006. SG&A dollar spending increased to $100.9 million in 2007 from $98.1 million. A key factor in higher 2007 SG&A was the increase in special charges which included $2.8 million for severance and related costs, $1.3 million in costs related to the proxy contest and $600,000 in merger-related fees. In addition, full year marketing expenditures of $29.4 million were $2.7 million higher than in 2006 due to spending requirements under the new agreements with Major League Baseball Properties and Major League Baseball Players' Association and investments in both the U.S. confectionery and European sports businesses. The overhead component of SG&A decreased in 2007 year-over-year due to the Company's focus on cost reduction. Specific initiatives included the elimination of 20% of U.S. compensation costs, reductions in employee benefit costs such as pension and retiree medical and the renegotiation and reduction of costs in the areas of legal, consulting, insurance and audit.

Net interest income increased to $3.3 million in fiscal 2007 from $2.9 million in fiscal 2006, reflecting more favorable interest rates.

In fiscal 2007, the Company had an effective tax rate of 32.4% versus a tax benefit in fiscal 2006. The 2006 tax benefit was a function of a low earnings base combined with the reversal of tax reserves as a result of a successful IRS tax audit and the Company's tax planning initiatives.

The Company sold thePit.com internet operations to a third party in January 2006. Accordingly, financial results for this operation have been reclassified and are reported as (Gain) loss from discontinued operations - net of tax. In fiscal 2007, the gain totaled $58,000, due to the reversal of estimated liabilities that are no longer due related to thePit.com. In 2006, this loss, including the asset write-off, totaled $2.7 million.

Net income in fiscal 2007 was $11.2 million, or $0.28 per diluted share, versus $1.2 million, or $0.03 per diluted share in 2006.

Fiscal 2006 versus 2005

Fiscal 2006 consolidated gross profit as a percentage of net sales was 32.6% versus 35.7% in 2005. Margins in 2006 were negatively impacted by increases in returns provisions, reported as a net against gross sales. Higher returns resulted from a softer Italian entertainment market and WizKid's expansion into new products and markets. Increased royalty costs driven by the higher mix of royalty-bearing U.S. sports sales and an increase in the effective royalty rate on Premier League products due to lower sales, also put pressure on gross profit margins.

Selling, general & administrative expenses ("SG&A") increased as a percentage of net sales to 33.4% in 2006 from 31.4% in 2005. SG&A dollar spending increased to $98.1 million in 2006 from $92.4 million. The primary cause of higher 2006 SG&A was one-time costs associated with the implementation of strategic initiatives totaling $4.2 million. These include severance and pension costs of $3.7 million related to a corporate restructuring, $0.3 million in costs to move Bazooka production to a less expensive manufacturer and a one-time expense of $0.2 million related to the freezing of our pension plan. Additionally, higher 2006 overhead costs reflect the impact of inflation on salaries and health care costs as well as consulting fees incurred in relation to systems implementation, Sarbanes-Oxley and strategic planning initiatives. Fiscal 2006 overhead cost comparisons benefited from a $1.8 million WizKids' legal settlement net of legal fees and the absence of a $1.9 million fine paid to the European Commission in 2005.

Also within SG&A, full year advertising and marketing expenses of $26.8 million were $3.5 million above 2005 due to the reinstatement of historical levels of spending for the U.S. confectionery business, advertising support for WizKids' new product format and media for Wacky Packages in the U.S.

Net interest income increased slightly to $2.9 million in fiscal 2006 from $2.7 million in fiscal 2005, reflecting rising interest rates.

In fiscal 2006, the Company had a tax benefit versus an effective tax rate of 26.8% in fiscal 2005. The tax benefit was a function of a low earnings base combined with the reversal of tax reserves as a result of a successful IRS tax audit and the Company's tax planning initiatives.

The Company sold thePit.com Internet operations to a third party in January 2006. Accordingly, financial results for this operation have been reclassified and are reported as Loss from discontinued operations - net of tax. In fiscal 2006, this loss, including the asset write-off, totaled $2.7 million.

Net income in fiscal 2006 was $1.2 million, or $0.03 per diluted share, versus $10.9 million, or $0.26 per diluted share in fiscal 2005.

Quarterly Comparisons

Management believes that quarter-to-quarter comparisons of sales and operating results are affected by a number of factors. The Company's sales of Confectionery products are generally stronger in the first two fiscal quarters of the year. However, sales can be significantly impacted by the introduction of new products and line extensions as well as by advertising and consumer and trade support programs.

In the Entertainment segment, sales of U.S. sports card products are sold throughout the year, spanning the three major sports seasons in which the Company currently participates, i.e. baseball, football, and basketball. The new baseball agreement modified the period during which baseball products are sold causing certain products previously sold in the third quarter to be pushed to the fourth quarter of fiscal 2006. Topps Europe's sales of sports sticker album products are driven largely by shipments of Premier League Soccer products, with much of the sales activity occurring in the fourth fiscal quarter. Sales of non-sports cards, sticker albums and games tend to be impacted by the timing of product introductions and the property on which they are based, often peaking with the release of a movie or the rise in popularity of a particular licensed property.

The net result of the above factors is that quarterly results vary. See Note 20 "Quarterly Results of Operations" to the Consolidated Financial Statements.

Inflation

In the opinion of management, inflation has not had a material effect on the operations or financial results of the Company.

Liquidity and Capital Resources

Management believes that the Company has adequate means to meet its liquidity and capital resource needs over the foreseeable future as a result of the combination of cash on hand, anticipated cash from operations and credit line availability.

The Company entered into a credit agreement with Chase Manhattan Bank on September 14, 2004. The agreement provides for a $30.0 million unsecured facility to cover revolver and letter of credit needs and expires on September 13, 2007. With the exception of $0.4 million reserved for letters of credit, the $30.0 million credit line was available as of March 3, 2007. (See Note 10 - "Long-Term Debt" to the Consolidated Financial Statements.

The Company has presented its portfolio of auction rate securities as short-term investments. Year-over-year changes in the amounts of these securities are being shown under investing activities on the Consolidated Statement of Cash Flows.

As of March 3, 2007, the Company had $28.1 million in cash and cash equivalents and an additional $53.5 million in short-term investments, for a total of $81.6 million.

During fiscal 2007, the Company's net decrease in cash and cash equivalents was $0.1 million versus a decrease of $8.3 million in 2006. The net increase in cash and cash equivalents and short-term investments combined was $0.2 million in fiscal 2007, versus a decrease of $25.0 million in fiscal 2006.

Net cash provided by operating activities in 2007 was $10.4 million versus cash used by operating activities of $6.5 million in 2006. The fiscal 2007 cash increase was primarily a function of the higher level of net earnings and a lesser increase in working capital resulting from an increase in income taxes payable and receivable of $5.6 million and an increase in accounts payables and other liabilities of $16.9 million offset by higher inventories of $5.1 million, reflecting the acquisition of sports autographs and relics and an increase in receivables of $7.0 million driven by the strong sales and timing of U.S. sports card shipments.

Cash used in investing activities in 2007 of $4.0 million largely reflects $3.7 million in capital expenditures, primarily for computer hardware and software related to the implementation of the first phase of an ERP system, as well as for other IT-related investments in the U.S. and Europe. Fiscal 2008 capital spending is projected to be approximately $5 million, driven by investments in Ring Pop production equipment and computer software and hardware. Capital spending continues to be funded out of cash flow from operating activities.

Cash used in financing activities in 2007 of $15.1 million reflects $10.9 million of treasury stock purchases partially offset by stock options exercised of $2.0 million, plus $6.2 million in dividend payments, versus $7.8 million in treasury stock purchases partially offset by stock options exercised of $1.8 million and $6.5 million in dividend payments in 2006. The increase in treasury stock purchases in 2007 is a result of the Company's 10b5-1 program, initiated mid-year fiscal 2006, which provided for the purchase of 500,000 shares a quarter, assuming the share price remained below a certain threshold. The 10b5-1 plan ended in September 2006.

Finally, the $8.5 million favorable effect of exchange rate changes on cash and cash equivalents, which is due to the impact of stronger currencies on foreign subsidiaries' cash balances when translated into U.S. dollars, was $11.5 million stronger than in 2006. This change reflects a strengthening of European currencies against the U.S. dollar in fiscal 2007, versus a weakening in fiscal 2006.

In September 2005, the Company entered into a written trading plan that complies with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which provided for the purchase of 500,000 shares for each of the next four quarters starting in the third quarter of fiscal 2006 at the prevailing market price, per share, subject to certain conditions. In fiscal 2006, the Company purchased 1,027,899 shares at an average price of $7.56 per share. In fiscal 2007, the Company purchased 1,291,045 shares at an average price of $8.44 per share. As of March 3, 2007, the Company had purchased 2,318,944 shares under the amended authorization, leaving 2,681,056 shares available for future purchases. See Note 13 - "Stockholders Equity" to the Consolidated Financial Statements.

Contractual Obligations

Future minimum payments under existing key contractual obligations are as follows: (in thousands)

                              Total      2008      2009      2010      2011      2012    Thereafter
                             --------  --------  --------  --------  --------  --------  ---------
Future payments under
   non-cancelable leases    $ 10,328  $  2,638  $  2,440  $  1,945  $  1,239  $    318  $   1,748
Future payments under
   royalty contracts          70,701    24,729    24,160    21,812        --        --         --
Purchase obligations and othe 18,399    14,786       930       700       700       700        583
                             --------  --------  --------  --------  --------  --------  ---------
Total                       $ 99,428  $ 42,153  $ 27,530  $ 24,457  $  1,939  $  1,018  $   2,331
                             ========  ========  ========  ========  ========  ========  =========

The Company anticipates making a payment of between $0.5 and $1.5 million in fiscal 2008 for the funding of its qualified pension plans.

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

Note 1 to the Company's consolidated financial statements, "Summary of Significant Accounting Policies," summarizes its significant accounting policies. Following is a summary of the critical policies and methods used.

Revenue Recognition: Revenue related to sales of the Company's products is recognized when the title and risk of loss has passed to the customer, generally when the porduct is received, the sales price is fixed or determinable and collectibility is reasonably assured. Sales made on a returnable basis are recorded net of a provision for estimated returns. These estimates are revised, as necessary, to reflect actual experience and market conditions.

Returns Provisions: In determining the provision for returns, the Company performs an in-depth review of wholesale and retail inventory levels, trends in product sell-through by sales channel, and other factors. The provision for returns was $30.6 million in 2007, $29.8 million in 2006 and $22.0 million in 2005, which equates to 9.4%, 10.2% and 7.5% of net sales, respectively. The decrease in returns provisions is largely the result of significantly stronger US sports sell through, improved performance of European non-sports publishing products and a reduction in WizKids' sales to the mass market. An increase or decrease in the provision for returns by 1% of sales would decrease or increase operating income by approximately $3.0 million in fiscal 2007.

Goodwill: The recoverability of goodwill is evaluated in accordance with SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), and is based on a comparison of the fair value of a reporting unit with its carrying amount. Both the market approach (use of multiples from comparable companies) and the income approach (present value of future income streams) are used in determining the fair value of a reporting unit. The Company performs its annual test of impairment of goodwill as of the first day of its fourth quarter. There was no impairment of goodwill in fiscal 2007.

Intangible Assets: Intangible assets include trademarks and the value of sports, entertainment and proprietary product rights. Amortization is by the straight-line method over estimated lives of up to fifteen years. Management evaluates the recoverability of finite-lived intangible assets under the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets ("SFAS 144"), based on the projected undiscounted cash flows attributable to the individual assets, among other methods.

Provision for Obsolete Inventory: The Company's provision for obsolete inventory reflects the cost of items in inventory not anticipated to be sold or anticipated to be sold at less than cost. This provision may be deemed necessary as a result of discontinued items and packaging or a reduction in forecasted sales. The provision for obsolete inventory was $3.4 million in fiscal 2007, $5.4 million in fiscal 2006 and $4.9 million in fiscal 2005, which equates to 1.1%, 1.8% and 1.7% of net sales, respectively. An increase or decrease in the provision for obsolescence by 1% of sales would decrease or increase operating income by approximately $3.0 million.

Pension and Other Postretirement Benefits:   On March 3, 2007, the Company adopted SFAS 158 Employers' Accounting for Defined Benefit Pensions and Other Postretirement Plans ("SFAS 158"). Under SFAS 158, the funded status of each pension and other postretirement benefit plan at March 3, 2007 is required to be reported as an asset (for overfunded plans) or a liability (for underfunded plans), replacing the accrued or prepaid asset currently recorded and reversing any amounts previously recorded with respect to any additional minimum pension liability. In accordance with SFAS 158, the current liability (for underfunded plans) was measured as the expected fiscal 2008 benefit payments for each plan in excess of the fair value of the plan's assets at March 3, 2007. The determination of the Company's obligation and expense for pension and other postretirement benefits is dependent on its selection of certain assumptions used by actuaries in calculating those amounts. Assumptions are made about interest rates, expected investment return on plan assets, rates of increase in health care costs and total involuntary turnover rates. In addition, the Company's actuarial consultants use subjective factors such as withdrawal rates and mortality rates to develop the Company's valuations. The Company generally reviews and updates these assumptions at the beginning of each fiscal year. The Company is required to consider current market conditions, including changes in interest rates, in making these assumptions. The actuarial assumptions that the Company uses may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates and/or longer or shorter life spans of participants. These differences may have a significant impact on the amount of pension and postretirement benefits expense the Company has recorded or may record. See Note 12 "Employee Benefit Plans" to the Consolidated Financial Statements for a disclosure of the Company's assumptions and the impact of adopting SFAS 158 to the Consolidated Financial Statements.

Income Taxes: Deferred tax assets and liabilities represent the tax effects of temporary book-tax differences which will become payable or refundable in future periods. The Company has accrued tax reserves for probable exposures and, as a result, any assessments resulting from current tax audits should not have a material adverse effect on the Company's consolidated net income.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109 ("FIN 48"). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, ("SFAS 109"), and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As the provisions of FIN 48 will be applied to all tax positions upon initial adoption, the cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. This Interpretation is effective for the Company beginning March 4, 2007. The Company is in the process of analyzing the impact of this Interpretation on its results of operations.

Effective February 26, 2006, the Company adopted the provisions of, and account for stock-based compensation in accordance with SFAS No. 123(R), "Share-Based Payment" which replaced SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Under the fair value recognition provisions of SFAS No. 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS No. 123(R) apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Compensation expense for unvested grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS No. 123 pro forma disclosures.

During the year ended March 3, 2007, the Company recorded $219,000 of total stock-based compensation expense in its Consolidated Statement of Operations. The impact of adopting SFAS 123(R) was insignificant and the Company recognized this expense as a component of selling, general and administrative expenses for the year ended March 3, 2007. See Note 13 - "Stockholders Equity" to the Consolidated Financial Statements for further information regarding the Company's stock- based compensation assumptions and expenses, including pro forma disclosures for prior periods as if the Company had recorded stock-based compensation expense in accordance with SFAS No. 123(R).

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Where applicable, this Statement simplifies and codifies related guidance within generally accepted accounting principles ("GAAP"). This accounting standard is effective for the Company beginning March 2, 2008. The Company has not yet determined the effect, if any, the adoption of SFAS 157 may have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the FASB's long-term measurement objectives for accounting for financial instruments. The Company will adopt SFAS No. 159 on March 2, 2008. The Company is currently evaluating the impact, if any, that the adoption of SFAS 159 will have on its consolidated financial statements.

Application of SAB No. 108

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, ("SAB 108") SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a Rollover and Iron Curtain approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings. The Company adopted SAB No. 108 as of February 26, 2006, the first day of fiscal 2007. The Company has historically used the Rollover Method. The provisions of SAB No. 108 are effective for the Company for the year ended March 3, 2007.

In connection with the application of SAB No. 108, the Company has recorded a decrease in opening retained earnings relating to the reversal of sales and associated costs. The Company has historically accounting for its sales at the time of shipment. Because the Company maintained certain risks during delivery, sales should have been accounted for at the time of receipt by the customer. Such reversal of sales and cost of sales also required adjustment to income taxes. Accordingly, the Company applied the carrying values of the applicable assets and liabilities with an offsetting adjustment to its opening balance of retained earnings.

As a result, the Company recognized net sales of $6.8 million and cost of sales of $3.9 million in fiscal 2006 that should have been recorded in fiscal 2007. This had the following impact on the Company's financial statements as of February 26, 2006:

                                                                                  Adjustment
                                                                                 Recorded as of
                                                                                 February 26, 2006
                                                                                 Increase (decrease)
                                                                                 ---------------
(in thousands of dollars)
Balance Sheet
  Accounts receivable                                                           $        (7,293) (i)
  Inventory                                                                               3,924  (ii)
  Accrued expenses and other liabilities                                                   (496) (iii)
  Deferred tax assets                                                                     1,178  (iv)
  Retained earnings, February 26, 2006                                                   (1,695)

(i) The Company reduced accounts receivable, net of $432,000 of related returns provision and discounts, as a result of reversing the sales where the earnings process was not completed.

(ii) The Company recaptured as a component of in-transit inventory, the associated cost of the sale previously recognized as described in (i) above.

(iii) The Company reduced a marketing expense accrual that was originally recognized in connection with the sale described in (i) above.

(iv) The Company recognized the related income tax impact of reversing the sales described in (i) above, recapturing the cost of the inventory described in (ii) above and reducing the accrual for marketing expenses described in (iii) above.

The application of SAB 108 had the following impact on the Company's quarterly results: (Unaudited)

                                                 Previously               As
                                                 Reported   Adjustment Adjusted
                                                 ---------  ---------  ---------
(in thousands of dollars, except per share data)
For the quarter ended May 27, 2006
Balance Sheet
  Accounts receivable, net                      $  38,384  $  (3,395) $  34,989
  Inventory                                        42,153      1,738     43,891
  Deferred tax assets                               5,672        724      6,396
  Accrued expenses                                 31,586       (284)    31,302
  Retained earnings                               270,014     (1,217)   268,797
Statement of Operations
  Net sales                                     $  80,971  $  (3,679) $  77,292
  Cost of sales                                    53,043     (1,738)    51,305
  Gross profit on sales                            27,928     (1,941)    25,987
  (Provision) benefit for income taxes               (760)       724        (36)
  Net income from continuing operations             1,637     (1,217)       420
  (Loss) gain from discontinued
    operations - net of tax                           (32)        --        (32)
  Net income                                        1,605     (1,217)       388
  Basic net income per share                         0.04      (0.03)      0.01
  Diluted net income per share                       0.04      (0.03)      0.01

For the quarter ended August 26, 2006
Balance Sheet
  Accounts receivable, net                      $  34,756  $  (2,423) $  32,333
  Inventory                                        36,659        431     37,090
  Deferred tax assets                               5,688        679      6,367
  Accrued expenses                                 35,632        165     35,797
  Retained earnings                               271,811     (1,148)   270,663
Statement of Operations
  Net sales                                     $  82,318  $   1,421  $  83,739
  Cost of sales                                    51,219      1,307     52,526
  Gross profit on sales                            31,099        114     31,213
  (Provision) benefit for income taxes             (1,665)       (45)    (1,710)
  Net income from continuing operations             3,358         69      3,427
  (Loss) gain from discontinued
    operations - net of tax                            --         --         --
  Net income                                        3,358         69      3,427
  Basic net income per share                         0.09         --       0.09
  Diluted net income per share                       0.08       0.01       0.09

For the quarter ended November 25, 2006
Balance Sheet
  Accounts receivable, net                      $  33,173  $     102  $  33,275
  Inventory                                        42,186       (514)    41,672
  Deferred tax assets                               5,689         59      5,748
  Accrued expenses                                 38,661        154     38,815
  Retained earnings                               273,995       (199)   273,796
Statement of Operations
  Net sales                                     $  78,719  $   2,514  $  81,233
  Cost of sales                                    51,762        945     52,707
  Gross profit on sales                            26,957      1,569     28,526
  (Provision) benefit for income taxes             (1,771)      (620)    (2,391)
  Net income from continuing operations             3,730        949      4,679
  (Loss) gain from discontinued
    operations - net of tax                            --         --         --
  Net income                                        3,730        949      4,679
  Basic net income per share                         0.10      (0.01)      0.09
  Diluted net income per share                       0.09         --       0.09

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There is no material risk to financial results due to market risk. The Company's exposure to market risk is largely related to the impact of mark-to-market changes in foreign currency rates on forward contracts. As of March 3, 2007, the Company had $15.5 million in forward contracts which were entered into for the purpose of reducing the impact of changes in foreign currency rates associated with firm and forecasted receipts and disbursements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the consolidated financial statements, together with the auditors' report thereon, beginning on page F-1.

ITEM 9. CHANGES IN ACCOUNTANTS AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this report (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

(b) Design and Evaluation of Internal Control over Financial Reporting.

Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in this Annual Report on Form 10-K (i) a report from our management regarding the Company's internal controls over financial reporting, which report is required to include, among other things, an assessment and statement as to the effectiveness of our internal controls over financial reporting as of March 3, 2007 and (ii) an attestation report from our independent registered public accounting firm on management's assessment and effectiveness of such internal controls.

Management's Report on Internal Control Over Financial Reporting

Management of The Topps Company, Inc. (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance to the Company's management and to the Board regarding the preparation and presentation of financial statements in accordance with accounting principles generally accepted in the United States of America.

Internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, even those internal controls determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the internal control over financial reporting as of March 3, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this assessment and those criteria, we believe that, as of March 3, 2007, the Company's internal control over financial reporting was effective.

Deloitte & Touche LLP, the Company's independent registered public accounting firm, has issued an attestation report on management's assessment of the Company's internal control over financial reporting, and its report is included herein.

(c) Changes in Internal Control over Financial Reporting.

There have not been any changes in our internal controls over financial reporting during the fiscal quarter ended March 3, 2007 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reports.

ITEM 9B. OTHER INFORMATION

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The information required by this item with respect to the directors of the Company and those executive officers who are also directors will appear in the Proxy Statement for the 2007 annual meeting of stockholders ("2007 Proxy Statement")., Set forth below is information required by this item covering the other executive officers of the Company.

Name	Position with the Company and business experience during the past five years
John S. Budd

Vice President - Confectionery Marketing of the Company since October 2005. Prior to that Mr. Budd was Group Marketing Director - Confectionery since 2003 and Marketing Director - Candy Brands since 2001. Mr. Budd joined the Company in December 1994. Mr. Budd is 47 years of age.

John C. Buscaglia

Vice President - Entertainment Sales of the Company since October 2005. Prior to that Mr. Buscaglia was National Sales Manager - Retail Entertainment since 1998. Mr. Buscaglia joined the Company in September 1989. Mr. Buscaglia is 47 years of age.

Michael P. Clancy

Vice President - International of the Company since December 1998 and Vice President since February 1995. Mr. Clancy has been Managing Director, Topps International Ltd. (formerly Topps Ireland) since July 1990 and was Joint Managing Director, Topps Europe Ltd. from January 1997 to December 1998. Mr. Clancy joined the Company in 1979. Mr. Clancy is 52 years of age.

Ira Friedman	Vice President - Publishing and New Product Development of the Company since September 1991. Mr. Friedman joined the Company in October 1988. Mr. Friedman is 53 years of age.

Warren Friss

Vice President - General Manager Entertainment of the Company since February 2005. Prior to that Mr. Friss was Vice President and Internet Business General Manager since June 2001, and General Counsel of the Company since February 2000. Mr. Friss joined the Company as Deputy General Counsel in May 1995. Mr. Friss is 43 years of age.

Catherine K. Jessup

Vice President - Chief Financial Officer and Treasurer. Ms. Jessup was Treasurer of the Company since July 2004 and Chief Financial Officer of the Company since July 1995. Prior to joining the Company, Ms. Jessup held a number of positions with PepsiCo (a food products company) from 1981 to July 1995. Ms. Jessup is 51 years of age.

William G. O'Connor	Vice President - Administration of the Company since September 1991. Mr. O'Connor was an Assistant Secretary of the Company from June 1982 until June 1994. Mr. O'Connor is 58 years of age.

Christopher Rodman

Vice President - Topps Europe of the Company since October 2004. Previously, Mr. Rodman was Managing Director, Topps Europe since November 1997. Mr. Rodman joined the Company in July 1995 with the acquisition of Merlin Publishing. Mr. Rodman is 50 years of age.

Sherry Schultz

VP - General Manager Confectionery since June 1, 2006. Prior to joining the Company, Ms. Schultz was President of Consumer Products Innovation, a consulting firm that she founded in

2004. Prior thereto, she was Vice President, Global Business Development Adams, Confectionery Division of Pfizer from 2001 - 2003. From 1996 - 2001, she was Vice President Corporate Development and Licensing - Confectionery at the Warner Lambert Company. Ms. Schultz is 59 years of age.

Scott Silverstein

President of the Company and Chief Operating Officer since August 2004. Previously, Mr. Silverstein was Executive Vice President of the Company since February 2000, with responsibilities including, among other things, oversight of the U.S Entertainment business. Prior thereto, Mr. Silverstein ran the Pokémon business for Topps since 1999 and was Vice President - Business Affairs and General Counsel of the Company since February 1995. Mr. Silverstein held the position of General Counsel from July 1993 until February 2000. Mr. Silverstein is the son-in-law of Mr. Shorin, the Company's Chairman of the Board and Chief Executive Officer. Mr. Silverstein is 45 years of age.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item will appear in the 2007 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this item will appear in the 2007 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required by this item will appear in the 2007 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information required by this item will appear in the 2007 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) Financial Statements

See table of contents on page F-1.

(2) Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts for the years ended February 26, 2005, February 25, 2006 and March 3, 2007.

 (3) Listing of Exhibits

2.1	-

Agreement and Plan of Merger, effective March 5, 2007, by and among the Company, Tornante-MDP Joe Holding LLC and Tornante-MDP Joe Acquisition Corp (Incorporated by reference to Exhibit 2.1 to the Company's Report of Form 8-K/A dated March 5, 2007).

3.1	-	Seconded Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company's Report on Form 8-K dated August 28, 2006).
3.2	-	Amended and Restated By-laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company's Report on Form 8-K dated August 28, 2006).
4.1	-

Form of Voting Agreement between Tornante-MDP Joe Holding LLC and certain directors of the Company, in their respective capacity as stockholders of the Company (Incorporated by reference to Exhibit 4.1 to the Company's Report of Form 8-K/A dated March 5, 2007).

10.1	-	The Topps Company, Inc. Fiscal Year 2007 Executive Officers' Annual Bonus Plan (Incorporated by reference to Exhibit 99.1 to the Company's Report on Form 8-K dated April 17, 2006).
10.2	-	Supplemental Pension Agreement with Arthur T. Shorin (Incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1 No. 33-130821).
10.3	-

Amendment to Supplemental Pension Agreement with Arthur T. Shorin dated May 18, 1994 (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 25, 1995).

10.4	-	Stock Option Agreement with Arthur T. Shorin dated March 29, 1995 (Incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended February 25, 1995).
10.5	-

Agreement of Lease between the Company and One Whitehall Company dated February 24, 1994 (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 1994).

10.6	-	Amendment and Restatement of the 1994 Non-Employee Director Stock Option Plan (Incorporated by reference to the Company's 1998 Proxy Statement filed on May 28, 1998).
10.7	-	Corporate Guaranty in favor of the Bank of Scotland (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended November 25, 1995).
10.8	-

Credit Agreement, dated September 7, 2004, between The Topps Company, Inc. and The JPMorganChase Bank. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period year ended August 28, 2004).

10.9	-

Amended and Restated Employment Agreement, effective as of the 1st day of June, 2001, by and between the Company and Arthur T. Shorin

(Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 1, 2003).

10.10	-

First Amendment, effective October 11, 2004, to the Amended and Restated Employment Agreement, by and between the Company and Arthur T. Shorin (Incorporated by reference to the Company's Form 10-Q filed November 27, 2004).

10.11	-

Letter agreement, dated March 5, 2007, between Tornante-MDP Joe Holding LLC, Arthur T. Shorin and the Company (Incorporated by reference to Exhibit 10.1 to the Company's Report of Form 8-K/A dated March 5, 2007).

10.12	-

Termination, Release & Consulting Agreement dated June 20, 2006 between Wizkids, Inc., The Topps Company, Inc. and Jordan Weisman (Incorporated by reference to Exhibit 10.1 to the Company's Report of Form 8-K dated June 20, 2006).

10. 13	-

License Agreement between Topps Europe Ltd., a wholly-owned subsidiary of the Company, and The Football Association Premier League Ltd. dated September 30, 2003. Confidential treatment has been requested with respect to portions of this exhibit. Omitted portions have been filed with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period year ended August 28, 2004).

10.14	-

License Agreement between Topps Europe Ltd., a wholly-owned subsidiary of the Company, and The Football Association Premier League Ltd. dated January 20, 2006. Confidential treatment has been requested with respect to portions of this exhibit. Omitted portions have been filed with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended (Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended February 25, 2006).

10.15	-	The Topps Company, Inc. Executive Severance Plan, Amended and Restated as of June 30, 2005 (Incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed July 7, 2005).
10.16	-

The Topps Company, Inc. 2001 Stock Incentive Plan, Amended and Restated as of June 30, 2005 (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended August 27, 2005).

10.17	-	The Topps Company, Inc. 1996 Stock Option Plan, Amended and Restated as of June 30, 2005 (Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed July 7, 2005).
10.18	-	Letter Agreement, dated April 18, 2000, among the Company, Enburg Food (Mfg.) Company, Ltd., Enburg Food Thai Co., Ltd., Suzhow Mega Foods Co., Ltd., and John Chiang.*
10.19	-

Memorandum of Agreement, dated September 5, 2006, between the Company and Major League Baseball Players Association. Confidential treatment has been requested with respect to portions of this exhibit. Omitted portions have been filed with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended August 26, 2006).

10.20	-

License Agreement, effective as of January 1, 2006, by and between Major League Baseball Properties, Inc. and the Company. Confidential treatment has been requested with respect to portions of this exhibit. Omitted portions have been filed with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended November 25, 2006).

10.21	-

License Agreement between the Company and National Football League Players' Association, effective March 1, 2007. Confidential treatment has been requested with respect to portions of this exhibit. Omitted portions have been filed with the Securities and Exchange Commission Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.*

10.22	-

Service Agreement between the Company and National Football League Players' Incorporated, effective March 1, 2004. Confidential treatment has been requested with respect to portions of this exhibit. Omitted portions have been filed with the Securities and Exchange Commission pursuant to Rule 24b-2 of the securities Exchange Act of 1934, as amended.*

10.23	-	Employment Agreement, dated as of January 1, 2007, by and between the Company and Scott A. Silverstein.*
21	-	Significant subsidiaries of the Company.*
23	-	Deloitte & Touche LLP Consent, Independent Registered Public Accounting Firm.*
31.1	-	Certification of Principal Executive Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934.*
31.2	-	Certification of Principal Financial Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934.*
32.1	-	Certification of Arthur T. Shorin, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	-	Certification of Catherine K. Jessup, Vice-President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	filed herewith

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 31, 2007	THE TOPPS COMPANY, INC.
Registrant

/s/Arthur T. Shorin/
Arthur T. Shorin
Chairman and
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed on the 31st day of May 2007 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/Arthur T. Shorin/	/s/Catherine K. Jessup/
Arthur T. Shorin	Catherine K. Jessup
Chairman and Chief Executive	Vice President - Chief Financial Officer
Officer	and Treasurer
(Principal Executive Officer)	(Principal Financial Accounting Officer)

/s/Allan A. Feder/	/s/David Mauer/
Allan A. Feder	David Mauer
Director	Director

/s/Stephen D. Greenberg/	/s/Jack H. Nusbaum/
Stephen D. Greenberg	Jack H. Nusbaum
Director	Director

/s/Ann Kirschner/	/s/Richard Tarlow/
Ann Kirschner	Richard Tarlow
Director	Director

/s/John Jones/
Arnaud Ajdler	John Jones
Director	Director

Timothy Brog
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Topps Company, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of The Topps Company and its subsidiaries (the "Company") as of March 3, 2007 and February 25, 2006, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the three fiscal years in the period ended March 3, 2007.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 3, 2007, and February 25, 2006, and the results of their operations and their cash flows for each of the three fiscal years in the period ended March 3, 2007, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans," effective March 3, 2007, adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment," effective February 26, 2006 and applied SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," effective February 26, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of March 3, 2007, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 31, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

New York, New York
May 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Topps Company, Inc.
New York, New York

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that The Topps Company, Inc. and its subsidiaries (the "Company") maintained effective internal control over financial reporting as of March 3, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB").  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of March 3, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 3, 2007, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the PCAOB, the Company's consolidated financial statements and financial statement schedule as of and for the year ended March 3, 2007 and our report dated May 31, 2007 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph referring to the Company's adoption of Statement of Financial Accounting Standards No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans," effective March 3, 2007 and Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment," effective February 26, 2006 and applied SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," effective February 26, 2006, as discussed in Note 1 to the consolidated financial statements.

DELOITTE & TOUCHE LLP

New York, New York
May 31, 2007

The Topps Company, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands of dollars, except per share and share data)

                                                                    March 3,      February 25,
                                                                      2007            2006
                                                                 --------------  ---------------
ASSETS
Current assets:
   Cash and cash equivalents                                    $       28,051  $        28,174
   Short-term investments                                               53,556           53,269
   Accounts receivable, net                                             32,886           32,369
   Inventories                                                          45,064           36,781
   Income tax receivable                                                   183            1,407
   Deferred tax assets                                                  11,253            5,687
   Prepaid expenses and other current assets                            15,276           11,134
                                                                 --------------  ---------------
      Total current assets                                             186,269          168,821
Property, plant and equipment, net                                      11,170           11,028
Goodwill                                                                63,405           63,405
Intangible assets, net                                                   4,721            6,424
Deferred tax assets                                                      6,860            6,334
Other assets                                                             3,919           13,815
                                                                 --------------  ---------------
      Total assets                                              $      276,344  $       269,827
                                                                 ==============  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                             $        8,632  $        11,263
   Accrued expenses and other current liabilities                       46,086           26,534
   Income taxes payable                                                  7,706            3,311
                                                                 --------------  ---------------
      Total current liabilities                                         62,424           41,108
Other liabilities                                                       10,739           24,083
                                                                 --------------  ---------------
      Total liabilities                                                 73,163           65,191
                                                                 --------------  ---------------
Commitments and contingencies (Note 20)

Stockholders' equity:
   Preferred stock, par value $.01 per share authorized
      10,000,000 shares, none issued                                        --               --
   Common stock, par value $.01 per share, authorized
      100,000,000 shares; issued 49,244,000 shares as of
      March 3, 2007 and February 25, 2006                                  492              492
   Additional paid-in capital                                           29,138           28,644
   Treasury stock, at cost, 10,526,000 shares and 9,539,000 shares
      as of March 3, 2007 and February 25, 2006, respectively         (100,581)         (91,376)
   Retained earnings                                                   273,304          269,954
   Accumulated other comprehensive income                                  828           (3,078)
                                                                 --------------  ---------------
      Total stockholders' equity                                       203,181          204,636
                                                                 --------------  ---------------
      Total liabilities and stockholders' equity                $      276,344  $       269,827
                                                                 ==============  ===============

See Notes to Consolidated Financial Statements

The Topps Company, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands of dollars, except per share and share data)

                                                                Fiscal Year Ended
                                                     ----------------------------------------
                                                       March 3,    February 25,  February 26,
                                                         2007          2006          2005
                                                     ------------  ------------  ------------
Net sales                                           $    326,669  $    293,838  $    294,231
Cost of sales                                            212,569       198,054       189,200
                                                     ------------  ------------  ------------
Gross profit on sales                                    114,100        95,784       105,031
Selling, general and administrative expenses             100,874        98,096        92,350
                                                     ------------  ------------  ------------
Income (loss) from operations                             13,226        (2,312)       12,681
Interest income, net                                       3,317         2,912         2,706
                                                     ------------  ------------  ------------
Income before (provision) benefit for income taxes        16,543           600        15,387
(Provision) benefit for income taxes                      (5,357)        3,346        (4,119)
                                                     ------------  ------------  ------------
Net income from continuing operations                     11,186         3,946        11,268
Gain (loss) from discontinued operations - net of tax         58        (2,707)         (353)
                                                     ------------  ------------  ------------
Net income                                          $     11,244  $      1,239  $     10,915
                                                     ============  ============  ============

Basic net income (loss) per share:
  - From continuing operations                      $       0.29  $       0.10  $       0.28
  - From discontinued operations                              --         (0.07)        (0.01)
                                                     ------------  ------------  ------------
Basic net income per share                          $       0.29  $       0.03  $       0.27
                                                     ============  ============  ============

Diluted net income (loss) per share:
  - From continuing operations                      $       0.28  $       0.10  $       0.27
  - From discontinued operations                              --         (0.07)        (0.01)
                                                     ------------  ------------  ------------
Diluted net income per share                        $       0.28  $       0.03  $       0.26
                                                     ============  ============  ============

Weighted average shares outstanding
  - basic                                             38,994,000    40,349,000    40,471,000
  - diluted                                           40,463,000    41,163,000    41,327,000

See Notes to Consolidated Financial Statements

The Topps Company, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands of dollars)

                                                                        Fiscal Year Ended
                                                                        ----------------------------------------
                                                                          March 3,    February 25,  February 26,
                                                                            2007          2006          2005
                                                                        ------------  ------------  ------------
Cash flows from operating activities:
   Net income from continuing operations                               $     11,186  $      3,946  $     11,268
   Adjustments to reconcile net income to cash flows:
      Depreciation and amortization                                           4,947         5,829         5,833
      Deferred taxes                                                         (4,914)       (3,749)        2,261
      Share based compensation                                                  219            --            --
      Tax benefit from share based compensation                                (345)           --            --
      Loss on disposal of fixed assets                                          287            --            --
Net effect of changes in:
   Accounts receivable                                                       (7,810)       (3,335)        2,258
   Inventories                                                               (4,359)       (4,086)           84
   Income tax receivable                                                      1,224        (1,069)        2,359
   Income tax payable                                                         4,395        (4,084)       (1,774)
   Prepaid expense and other current assets                                  (4,142)        3,376        (2,847)
   Payables and other current liabilities                                    17,417        (3,068)        2,329
   Other assets                                                               9,896        (1,968)       (5,961)
   Other liabilities                                                        (13,344)          394         1,008
   All other                                                                 (4,289)        2,019         5,734
                                                                        ------------  ------------  ------------
      Cash provided by (used in) operating activities - continuing
         operations                                                          10,368        (5,795)       22,552
      Cash  provided by (used in) operating activities - discontinued
         operations                                                              58          (748)          378
                                                                        ------------  ------------  ------------
      Cash provided by (used in) operating activities - total                10,426        (6,543)       22,930

Cash flows from investing activities:
   Purchase of short-term investments                                      (131,229)     (291,567)     (155,487)
   Sale of short-term investments                                           130,942       308,253       122,410
   Purchases of property, plant and equipment                                (3,673)       (2,885)       (2,625)
                                                                        ------------  ------------  ------------
      Cash (used in) provided by investing activities - continuing
         operations                                                          (3,960)       13,801       (35,702)
      Cash (used in) provided by investing activities - discontinued
         operations                                                              --            --            (9)
                                                                        ------------  ------------  ------------
      Cash (used in) provided by investing activities - total                (3,960)       13,801       (35,711)

Cash flows from financing activities:
   Dividends paid                                                            (6,199)       (6,490)       (6,477)
   Excess tax benefit from share based compensation                              70            --            --
   Exercise of stock options                                                  1,998         1,831         1,814
   Purchase of treasury stock                                               (10,928)       (7,796)       (4,123)
                                                                        ------------  ------------  ------------
      Cash used in financing activities - continuing operations             (15,059)      (12,455)       (8,786)

Effect of exchange rate changes on cash and cash equivalents                  8,470        (3,071)        1,050
                                                                        ------------  ------------  ------------
Net decrease in cash and cash equivalents                                      (123)       (8,268)      (20,517)
Cash and cash equivalents at beginning of year                               28,174        36,442        56,959
                                                                        ------------  ------------  ------------
Cash and cash equivalents at end of year                               $     28,051  $     28,174  $     36,442
                                                                        ============  ============  ============

Supplemental disclosures of cash flow information:
   Interest paid                                                       $        138  $        107  $        258
                                                                        ============  ============  ============

   Income taxes paid                                                   $      3,742  $      2,082  $      3,883
                                                                        ============  ============  ============

The Topps Company, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity and Comprehensive Income
(in thousands of dollars)

                                                                                             Accumulated
                                                                                                Other
                                                           Additional                        Comprehensive
                                                 Common     Paid-in    Treasury   Retained      (Loss)
                                       Total      Stock     Capital      Stock    Earnings      Income
                                     ---------  ---------  ----------  ---------  ---------  ------------
Stockholders' equity
  as of February 28, 2004           $ 211,340  $     492  $   27,829  $ (82,287) $ 270,767  $     (5,461)
                                                                                             ------------

Net income                             10,915         --          --         --     10,915            --
Translation adjustment                  1,864         --          --         --         --         1,864
Minimum pension liability,
  net of tax                            3,835         --          --         --         --         3,835
                                                                                             ------------
    Total comprehensive income         16,614         --          --         --     10,915         5,699

Cash dividends                         (6,477)        --          --         --     (6,477)           --
Purchase of treasury stock             (4,123)        --          --     (4,123)        --            --
Exercise of employee stock options      1,814         --         464      1,350         --            --
                                     ---------  ---------  ----------  ---------  ---------  ------------
Stockholders' equity
  as of February 26, 2005             219,168        492      28,293    (85,060)   275,205           238
                                                                                             ------------

Net income                              1,239         --          --         --      1,239            --
Translation adjustment                 (3,589)        --          --         --         --        (3,589)
Minimum pension liability,
  net of tax                              273         --          --         --         --           273
                                                                                             ------------
    Total comprehensive income         (2,077)        --          --         --      1,239        (3,316)

Cash dividends                         (6,490)        --          --         --     (6,490)           --
Purchase of treasury stock             (7,796)        --          --     (7,796)        --            --
Exercise of employee stock options      1,831         --         351      1,480         --            --
                                     ---------  ---------  ----------  ---------  ---------  ------------
Stockholders' equity
  as of February 25, 2006             204,636        492      28,644    (91,376)   269,954        (3,078)
                                                                                             ------------

Application of SAB No. 108             (1,695)        --          --         --     (1,695)           --
Net income                             11,244         --          --         --     11,244            --
Translation adjustment                  4,168         --          --         --         --         4,168
Unrealized loss on securities
   available for sale                    (140)        --          --         --         --          (140)
Minimum pension liability,
  net of tax                              339         --          --         --         --           339
                                                                                             ------------
    Total comprehensive income         13,916         --          --         --      9,549         4,367

Adoption of SFAS 158, net of tax         (461)        --          --         --         --          (461)
Cash dividends                         (6,199)        --          --         --     (6,199)           --
Purchase of treasury stock            (10,928)        --          --    (10,928)        --            --
Exercise of employee stock options      1,998         --         275      1,723         --            --
Share based compensation expense          219         --         219         --         --            --
                                     ---------  ---------  ----------  ---------  ---------  ------------
Stockholders' equity
  as of March 3, 2007               $ 203,181  $     492  $   29,138  $(100,581) $ 273,304  $        828
                                     =========  =========  ==========  =========  =========  ============

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of The Topps Company, Inc. and its subsidiaries (the "Company"). All intercompany items and transactions have been eliminated in consolidation.

The Company operates and reports financial results on a fiscal year of 52 or 53 weeks which ends on the Saturday closest to the end of February. Fiscal 2007 was comprised of 53 weeks and fiscal 2006 and fiscal 2005 were comprised of 52 weeks.

Foreign Currency Translation: The financial statements of subsidiaries outside the United States, except those subsidiaries located in highly inflationary economies or where costs are primarily U.S. dollar-based, are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange as of the balance sheet date, with the resultant translation adjustments included in accumulated other comprehensive income. Income and expense items are translated at the average exchange rate for the month. Gains and losses from foreign currency transactions of these subsidiaries are included in net income. The Company has no foreign subsidiaries operating in highly inflationary economies or where inventory costs are U.S. dollar-based for which the financial statements are measured using the U.S. dollar as the functional currency.

Derivative Financial Instruments: From time to time, the Company enters into contracts that are intended and effective as hedges of foreign currency risks associated with the anticipated purchase of confectionery inventories from foreign suppliers. It also enters into contracts in order to hedge risks associated with the collection of receivables from certain foreign countries. The Company does not hold or issue derivative financial instruments for trading purposes. The Company does not qualify for hedge accounting as per Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133").

Cash Equivalents: The Company considers investments in highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Short-term investments: Investments in auction rate instruments, as well as, bank certificates of deposit and other debt investments with maturities in excess of three months, and subject to an early withdrawal penalty, are reported as short-term investments.

Inventories: Inventories are stated at lower of cost or market. Cost is determined on the first-in, first-out basis.

Property, Plant and Equipment ("PP&E"): PP&E is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on estimated useful lives of twenty-five years for buildings, three to twelve years for machinery, equipment and software, and the related lease period for leasehold improvements. Expenditures for new property, plant or equipment that substantially extend the useful life of an asset are capitalized. Ordinary repair and maintenance costs are expensed as incurred. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), the Company periodically evaluates the carrying value of its PP&E for circumstances which may indicate impairment.

Goodwill: The recoverability of goodwill is evaluated in accordance with SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), and is based on a comparison of the fair value of a reporting unit with its carrying amount. Both the market approach (use of multiples from comparable companies) and the income approach (present value of future income streams) are used in determining the fair value of a reporting unit. The Company performs its annual test of impairment of goodwill as of the first day of its fourth quarter. Based on this analysis, there was no impairment for fiscal 2007.

Intangible Assets: Management evaluates the recoverability of finite-lived intangible assets under the provisions of SFAS 144 based on projected undiscounted cash flows. Intangible assets and goodwill for the reporting units are tested for impairment on an annual basis and between annual tests in certain circumstances. The impairment test is conducted at the reporting unit level by comparing the reporting unit's carrying amount, including intangible assets and goodwill, to the fair value of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to measure the amount of impairment, if any. Further, in the event that the carrying amount of the Company as a whole is greater than its market capitalization, there is a potential that some or all of its intangible assets and goodwill would be considered impaired. There can be no assurance that future impairment tests of goodwill will not result in an impairment.

Revenue Recognition: The Company recognizes revenue when the following criteria are met: the title and risk of loss has passed to the customer, generally when product is received, the sales price is fixed or determinable and collectibility is reasonably assured. Sales made on a returnable basis are recorded net of a provision for estimated returns. These estimates are revised, as necessary, to reflect actual experience and market conditions. In fiscal 2007, approximately 64% of the Company's sales were made on a returnable basis. The returns expense for the years ended March 3, 2007, February 25, 2006 and February 26, 2005 were $30.6 million, $29.8 million and $22.0 million, respectively.

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

Income Taxes: The Company provides for deferred income taxes resulting from temporary differences between the valuation of assets and liabilities in the consolidated financial statements and the carrying amounts for tax purposes. Such differences are measured using the tax rates and laws in effect for the years in which the differences are expected to reverse.

Employee Stock Options: The Company has one type of stock-based compensation plan which is a stock option plan. On February 26, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") Statement No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"), using the modified prospective transition method. Under this method, prior periods are not revised for comparative purposes and the Company recognizes compensation cost using a fair-value based method for all share-based payments granted after February 25, 2006, plus any awards granted to employees prior to February 25, 2006 that remain unvested at that time. Prior to February 26, 2006, the Company accounted for its share-based compensation plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations including SFAS Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation-An Interpretation of APB Opinion No. 25. On November 10, 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. FAS123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The Company has elected to adopt the alternative transition method provided in this SFAS 123(R)-3 for purposes of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R. See Note 13 "Stockholders' Equity."

During the year ended March 3, 2007, the Company recorded $219,000 of total stock-based compensation expense in its Consolidated Statement of Operations. The impact of adopting SFAS 123(R) was insignificant and the Company recognized this expense as a component of Selling, General and Administrative expenses for the year ended March 3, 2007. No expenses were incurred for the years ended February 25, 2006 and February 26, 2005.

Pension and Other Postretirement Benefits:   On March 3, 2007, the Company adopted SFAS 158 Employers' Accounting for Defined Benefit Pensions and Other Postretirement Plans ("SFAS 158"). Under SFAS 158, the funded status of each pension and other postretirement benefit plan at March 3, 2007 is required to be reported as an asset (for overfunded plans) or a liability (for underfunded plans), replacing the accrued or prepaid asset currently recorded and reversing any amounts previously recorded with respect to any additional minimum pension liability. In accordance with SFAS 158, the current liability (for underfunded plans) was measured as the expected fiscal 2008 benefit payments for each plan in excess of the fair value of the plan's assets at March 3, 2007. The determination of the Company's obligation and expense for pension and other postretirement benefits is dependent on its selection of certain assumptions used by actuaries in calculating those amounts. Assumptions are made about interest rates, expected investment return on plan assets, rates of increase in health care costs and total involuntary turnover rates. In addition, the Company's actuarial consultants use subjective factors such as withdrawal rates and mortality rates to develop the Company's valuations. The Company generally reviews and updates these assumptions at the beginning of each fiscal year. The Company is required to consider current market conditions, including changes in interest rates, in making these assumptions. The actuarial assumptions that the Company uses may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates and/or longer or shorter life spans of participants. These differences may have a significant impact on the amount of pension and postretirement benefits expense the Company has recorded or may record. See Note 12 "Employee Benefit Plans" for a disclosure of the Company's assumptions and the impact of adopting SFAS 158.

Advertising and Marketing Expenses: Advertising and marketing expenses (media spending, customer promotions and research) included in selling, general and administrative expenses were $29,418,000 in fiscal 2007, $26,772,000 in fiscal 2006 and $23,253,000 in fiscal 2005. Advertising and marketing expenses are recognized as incurred. Costs relating to future periods are classified as prepaid.

Reclassification: The Company reclassified $1,189,000 in customer deductions for marketing expenses from Accounts Receivable to Accrued Expense for the year ended February 25, 2006.

Research and Development Expenses: Research and development costs of $1,880,000 $1,812,000 and $2,203,000 for the fiscal years 2007, 2006 and 2005, respectively, are included in Selling, General and Administrative expenses and are recognized as incurred.

New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of SFAS Statement No. 109 ("FIN 48") or FIN 48. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, or SFAS 109, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As the provisions of FIN 48 will be applied to all tax positions upon initial adoption, the cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. Adoption of FIN 48 is effective for the Company beginning March 4, 2007. The Company is in the process of analyzing the impact of this Interpretation on the Company's consolidated results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Where applicable, this Statement simplifies and codifies related guidance within generally accepted accounting principles ("GAAP"). This accounting standard is effective for the Company beginning March 2, 2008. The Company has not yet determined the effect, if any, the adoption of SFAS 157 may have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the FASB's long-term measurement objectives for accounting for financial instruments. The Company will adopt SFAS No. 159 on March 3, 2008. The Company is currently evaluating the impact, if any, that the adoption of SFAS 159 will have on its consolidated financial statements.

Application of SAB No. 108

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, ("SAB 108") SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a Rollover and Iron Curtain approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings. The Company adopted SAB No. 108 as of February 26, 2006, the first day of fiscal 2007. The Company has historically used the Rollover Method. The provisions of SAB No. 108 are effective for the Company for the year ended March 3, 2007.

In connection with the application of SAB No. 108, the Company has recorded a decrease in opening retained earnings relating to the reversal of sales and associated costs. The Company has historically accounting for its sales at the time of shipment. Because the Company maintained certain risks during delivery, sales should have been accounted for at the time of receipt by the customer. Such reversal of sales and cost of sales also required adjustment to income taxes. Accordingly, the Company applied the carrying values of the applicable assets and liabilities with an offsetting adjustment to its opening balance of retained earnings.

As a result, the Company recognized net sales of $6.8 million and cost of sales of $3.9 million in fiscal 2006 that should have been recorded in fiscal 2007. This had the following impact on the Company's financial statements as of February 26, 2006:

                                                                                  Adjustment
                                                                                 Recorded as of
                                                                                 February 26, 2006
                                                                                 Increase (decrease)
                                                                                 ---------------
(in thousands of dollars)
Balance Sheet
  Accounts receivable                                                           $        (7,293) (i)
  Inventory                                                                               3,924  (ii)
  Accrued expenses and other liabilities                                                   (496) (iii)
  Deferred tax assets                                                                     1,178  (iv)
  Retained earnings, February 26, 2006                                                   (1,695)

(i) The Company reduced accounts receivable, net of $432,000 of related returns provision and discounts, as a result of reversing the sales where the earnings process was not completed.

(ii) The Company recaptured as a component of in-transit inventory, the associated cost of the sale previously recognized as described in (i) above.

(iii) The Company reduced a marketing expense accrual that was originally recognized in connection with the sale described in (i) above.

(iv) The Company recognized the related income tax impact of reversing the sales described in (i) above, recapturing the cost of the inventory described in (ii) above and reducing the accrual for marketing expenses described in (iii) above.

The application of SAB 108 had the following impact on the Company's quarterly results: (Unaudited)

                                                 Previously               As
                                                 Reported   Adjustment Adjusted
                                                 ---------  ---------  ---------
(in thousands of dollars, except per share data)
For the quarter ended May 27, 2006
Balance Sheet
  Accounts receivable, net                      $  38,384  $  (3,395) $  34,989
  Inventory                                        42,153      1,738     43,891
  Deferred tax assets                               5,672        724      6,396
  Accrued expenses                                 31,586       (284)    31,302
  Retained earnings                               270,014     (1,217)   268,797
Statement of Operations
  Net sales                                     $  80,971  $  (3,679) $  77,292
  Cost of sales                                    53,043     (1,738)    51,305
  Gross profit on sales                            27,928     (1,941)    25,987
  (Provision) benefit for income taxes               (760)       724        (36)
  Net income from continuing operations             1,637     (1,217)       420
  (Loss) gain from discontinued
    operations - net of tax                           (32)        --        (32)
  Net income                                        1,605     (1,217)       388
  Basic net income per share                         0.04      (0.03)      0.01
  Diluted net income per share                       0.04      (0.03)      0.01

For the quarter ended August 26, 2006
Balance Sheet
  Accounts receivable, net                      $  34,756  $  (2,423) $  32,333
  Inventory                                        36,659        431     37,090
  Deferred tax assets                               5,688        679      6,367
  Accrued expenses                                 35,632        165     35,797
  Retained earnings                               271,811     (1,148)   270,663
Statement of Operations
  Net sales                                     $  82,318  $   1,421  $  83,739
  Cost of sales                                    51,219      1,307     52,526
  Gross profit on sales                            31,099        114     31,213
  (Provision) benefit for income taxes             (1,665)       (45)    (1,710)
  Net income from continuing operations             3,358         69      3,427
  (Loss) gain from discontinued
    operations - net of tax                            --         --         --
  Net income                                        3,358         69      3,427
  Basic net income per share                         0.09         --       0.09
  Diluted net income per share                       0.08       0.01       0.09

For the quarter ended November 25, 2006
Balance Sheet
  Accounts receivable, net                      $  33,173  $     102  $  33,275
  Inventory                                        42,186       (514)    41,672
  Deferred tax assets                               5,689         59      5,748
  Accrued expenses                                 38,661        154     38,815
  Retained earnings                               273,995       (199)   273,796
Statement of Operations
  Net sales                                     $  78,719  $   2,514  $  81,233
  Cost of sales                                    51,762        945     52,707
  Gross profit on sales                            26,957      1,569     28,526
  (Provision) benefit for income taxes             (1,771)      (620)    (2,391)
  Net income from continuing operations             3,730        949      4,679
  (Loss) gain from discontinued
    operations - net of tax                            --         --         --
  Net income                                        3,730        949      4,679
  Basic net income per share                         0.10      (0.01)      0.09
  Diluted net income per share                       0.09         --       0.09

NOTE 2 - EARNINGS PER SHARE

Earnings per share ("EPS") is computed in accordance with SFAS No. 128 "Earnings Per Share". Basic EPS is computed using weighted average shares outstanding. Diluted EPS is computed using weighted average shares outstanding plus additional shares issued as if in-the-money options were exercised (utilizing the treasury stock method).

The following table represents the computation of weighted average diluted shares outstanding:

                                                       March 3,    February 25,  February 26,
                                                         2007          2006          2005
                                                     ------------  ------------  ------------
Weighted average shares outstanding:
Basic                                                 38,994,000    40,349,000    40,471,000
Dilutive stock options                                 1,469,000       814,000       856,000
                                                     ------------  ------------  ------------
Diluted                                               40,463,000    41,163,000    41,327,000
                                                     ============  ============  ============

In the above calculation, the impact of out-of-the-money options (i.e. where the exercise price exceeds current market price) was not included as their inclusion would have had an antidilutive effect. These incremental shares totaled approximately 1,041,000 in 2007, 1,198,000 in 2006 and 824,000 in 2005.

NOTE 3 - ACCOUNTS RECEIVABLE

                                                                    March 3,      February 25,
                                                                      2007            2006
                                                                 --------------  ---------------
                                                                  (in thousands of dollars)
Gross receivables                                               $       58,957  $        55,244
Reserve for estimated returns                                          (24,270)         (21,181)
Other reserves                                                          (1,801)          (1,694)
                                                                 --------------  ---------------
   Net accounts receivable                                      $       32,886  $        32,369
                                                                 ==============  ===============

Other reserves consist of allowances for discounts and doubtful accounts.

NOTE 4 - INVENTORIES

                                                                    March 3,      February 25,
                                                                      2007            2006
                                                                 --------------  ---------------
                                                                  (in thousands of dollars)
Raw materials                                                   $       14,528  $        10,123
Work in process                                                          3,771            4,623
Finished product                                                        26,765           22,035
                                                                 --------------  ---------------
   Total inventory                                              $       45,064  $        36,781
                                                                 ==============  ===============

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT, NET

                                                                   March 3,    February 25,
                                                                     2007          2006
                                                                 ------------  ------------
                                                                  (in thousands of dollars)
Land                                                            $         42  $         42
Buildings and improvements                                             2,716         2,606
Machinery, equipment and software                                     29,493        27,782
                                                                 ------------  ------------
   Total PP&E                                                         32,251        30,430
Accumulated depreciation                                             (21,081)      (19,402)
                                                                 ------------  ------------
   Net PP&E                                                     $     11,170  $     11,028
                                                                 ============  ============

NOTE 6 - DISCONTINUED OPERATIONS - thePit.com

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

The Company was unable to operate the subsidiary profitably and in January 2006 sold the subsidiary for $360,000, with scheduled payments to be made over four years. In accordance with SFAS 144, Accounting for the Impairment of Long-Lived Assets, the net book value of the assets of thePit.com, Inc., which consisted primarily of the $4.1 million goodwill from the acquisition as well as smaller amounts of inventory and unamortized intangibles, were written down $2,432,000 net of tax to $360,000, which is the fair value of the assets based on the expected proceeds from the sale of the subsidiary.

The $2,432,000 write-down of the assets to fair value and, additionally, the $275,000 loss from operations net of tax of thePit.com, Inc. for fiscal 2006, which total $2,707,000, are reported as Loss from discontinued operations - net of tax on a separate line on the Consolidated Statements of Operations. The Company realized a benefit of $58,000, net of tax, from discontinued operations during the year ended March 3, 2007, due primarily to the reversal of certain estimated liabilities that are no longer due.

Revenue for thePit.com for fiscal 2006 and 2005 was $987,000 and $1,634,000, respectively, and pre-tax loss for thePit.com for fiscal 2006 and 2005 was $295,000 and $468,000, respectively. The purchaser has paid the Company $95,000 of the $360,000 sales price as of March 3, 2007, which is in accordance with the original contract. The remaining $265,000 is reported in Prepaid expenses and other current assets, and Other assets on the Consolidated Balance Sheet as of March 3, 2007.

NOTE 7 - GOODWILL AND INTANGIBLE ASSETS

Goodwill and Intangible assets represent amounts paid for the purchase of businesses in excess of the fair value of the acquired assets. Intangible assets consist principally of licenses and contracts, intellectual property, and software; amortization is by the straight-line method over estimated useful lives. Goodwill represents the purchase price less the fair value of acquired assets and less the appraised value of the intangible assets. Goodwill is not amortized.

Other intangible assets consisted of the following as of March 3, 2007 and February 25, 2006:

                                                               March 3, 2007
                                                     ----------------------------------------
                                                        Gross      Accumulated
                                                     Carrying ValueAmortization      Net
                                                     ------------  ------------  ------------
                                                          (in thousands of dollars)
Licenses and contracts                              $     21,569  $    (19,281) $      2,288
Intellectual property                                     18,784       (16,351)        2,433
                                                     ------------  ------------  ------------
   Total intangibles                                $     40,353  $    (35,632) $      4,721
                                                     ============  ============  ============

                                                               February 25, 2006
                                                     ----------------------------------------
                                                        Gross      Accumulated
                                                     Carrying ValueAmortization      Net
                                                     ------------  ------------  ------------
                                                          (in thousands of dollars)
Licenses and contracts                              $     21,569  $    (18,611) $      2,958
Intellectual property                                     18,784       (15,318)        3,466
                                                     ------------  ------------  ------------
   Total intangibles                                $     40,353  $    (33,929) $      6,424
                                                     ============  ============  ============

Licenses and contracts consist primarily of licensing rights to produce sticker albums featuring Premier League soccer players obtained as a part of the Merlin Publishing Group acquisition in July 1995. Intellectual property refers to rights, including trademarks and copyrights, related to branded products obtained as part of the July 2003 acquisition of Wizkids, LLC.

Useful lives of the Company's intangible assets have been established based on the intended use of such assets and their estimated period of future benefit, which are reviewed periodically. Useful lives are as follows:

                                                                     Weighted
                                                                     Average
                                                                    Remaining
Category                                             Useful Life   Useful Life
---------------------------------------------------  ------------  ------------
Licenses and contracts                                 15 years     3.4 years
Intellectual property                                  6 years      2.4 years

The weighted average remaining useful life for the Company's intangible assets in the aggregate is 2.8 years. Over the remaining useful life the Company expects the annual amortization of intangible assets to be as follows:

Fiscal Year                                                           Amount
---------------------------------------------------                ------------
                                                                   (in thousands)
2008                                                              $      1,703
2009                                                                     1,703
2010                                                                     1,036
2011                                                                       279
                                                                   ------------
                                                                  $      4,721
                                                                   ============

Following the write-down of the goodwill associated with thePit.com, Inc., reported goodwill was reduced to $63,405,000 as of February 25, 2006, from $67,566,000 as of February 26, 2005. Goodwill reported by business segment is as follows:

                                                                   March 3,    February 25,
                                                                     2007          2006
                                                                 ------------  ------------
                                                                  (in thousands of dollars)
Confectionery                                                   $      7,699  $      7,699
Entertainment                                                         55,706        55,706
                                                                 ------------  ------------
   Total goodwill                                               $     63,405  $     63,405
                                                                 ============  ============

NOTE 8 - DEPRECIATION AND AMORTIZATION

                                                       March 3,    February 25,  February 26,
                                                         2007          2006          2005
                                                     ------------  ------------  ------------
                                                          (in thousands of dollars)
Depreciation of property, plant and equipment       $      2,953  $      3,542  $      3,375
Amortization of:
   Intangible assets                                       1,703         1,703         1,797
   Compensation                                              207           500           570
   Deferred financing fees                                    84            84            91
                                                     ------------  ------------  ------------
      Total depreciation and amortization           $      4,947  $      5,829  $      5,833
                                                     ============  ============  ============

NOTE 9 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

                                                                    March 3,      February 25,
                                                                      2007            2006
                                                                 --------------  ---------------
                                                                  (in thousands of dollars)
Royalties                                                       $        8,115  $         6,864
Advertising and marketing expenses                                       4,882            4,848
Employee compensation                                                    6,138            2,938
Deferred revenue                                                         2,272              828
Inventory                                                                4,554            1,828
Deferred rent expense                                                      212            1,031
Pension and post retirement benefits                                     9,780               --
Other                                                                   10,133            8,197
                                                                 --------------  ---------------
   Total accrued expenses and other current liabilities         $       46,086  $        26,534
                                                                 ==============  ===============

NOTE 10 - LONG-TERM DEBT

On September 14, 2004, the Company entered into a new credit agreement with JPMorgan Chase Bank. The agreement provides for a $30.0 million unsecured facility to cover revolver and letter of credit needs and expires on September 13, 2007. Interest rates are variable and a function of market rates and the Company's earnings before interest, tax, depreciation and amortization. The credit agreement contains restrictions and prohibitions of a nature generally found in loan agreements of this type and requires the Company, among other things, to comply with certain financial covenants, limits the Company's ability to sell or acquire assets or borrow additional money and places certain restrictions on the purchase of Company shares and the payment of dividends. The Company cannot pay dividends and repurchase shares where the total cash outlay exceeds $30 million in three consecutive quarters or $50 million over the term of the credit agreement. The Company is in compliance with all of the covenants of this agreement.

The credit agreement may be terminated by the Company at any point over the three-year term (provided the Company repays all outstanding amounts thereunder) without penalty. With the exception of $0.4 million currently reserved for letters of credit, the $30.0 million credit line was available as of March 3, 2007.

NOTE 11 - INCOME TAXES

The Company provides for deferred income taxes resulting from temporary differences between the valuation of assets and liabilities in the financial statements and the carrying amounts for tax purposes. Such differences are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Total income taxes for each year is as follows:

                                                                Fiscal Year Ended
                                                     ----------------------------------------
                                                       March 3,    February 25,  February 26,
                                                         2007          2006          2005
                                                     ------------  ------------  ------------
                                                          (in thousands of dollars)
Continuing operations                               $     (5,357) $      3,346  $     (4,119)
Discontinued operations                                       21         1,865           209
                                                     ------------  ------------  ------------
   Total                                            $     (5,336) $      5,211  $     (3,910)
                                                     ============  ============  ============

      U.S. and foreign continuing operations contributed to income before provision for income taxes as follows:

                                                                Fiscal Year Ended
                                                     ----------------------------------------
                                                       March 3,    February 25,  February 26,
                                                         2007          2006          2005
                                                     ------------  ------------  ------------
                                                          (in thousands of dollars)
United States                                       $     11,359  $       (106) $     12,364
Europe                                                     3,365         1,325         4,049
Canada                                                     1,372        (1,011)       (1,282)
Latin America                                                447           392           256
                                                     ------------  ------------  ------------
   Total                                            $     16,543  $        600  $     15,387
                                                     ============  ============  ============

      (Provision) benefit for income taxes consists of:

                                                                Fiscal Year Ended
                                                     ----------------------------------------
                                                       March 3,    February 25,  February 26,
                                                         2007          2006          2005
                                                     ------------  ------------  ------------
                                                          (in thousands of dollars)
Current income tax (provision) benefit:
Federal                                             $     (4,232) $      1,074  $        124
Foreign                                                     (846)          501        (1,031)
State and local                                             (440)         (532)       (1,081)
                                                     ------------  ------------  ------------
   Total current                                          (5,518)        1,043        (1,988)
                                                     ------------  ------------  ------------
Deferred income tax (provision) benefit:
Federal                                                      243         1,737        (1,880)
Foreign                                                     (188)         (101)          (41)
State and local                                              106           667          (210)
                                                     ------------  ------------  ------------
   Total deferred                                            161         2,303        (2,131)
                                                     ------------  ------------  ------------
   Total (provision) benefit for income taxes       $     (5,357) $      3,346  $     (4,119)
                                                     ============  ============  ============

The total (provision) benefit for income taxes from continuing operations is less than the amount computed by applying the statutory federal income tax rate to income before (provision) benefit for income taxes. This difference is largely due to the impact of lower tax rates in foreign countries and tax exempt interest income as shown below:

                                                                Fiscal Year Ended
                                                     ----------------------------------------
                                                       March 3,    February 25,  February 26,
                                                         2007          2006          2005
                                                     ------------  ------------  ------------
                                                          (in thousands of dollars)
Computed expected tax provision                     $     (5,790) $       (210) $     (5,385)

Decrease (increase) in taxes resulting from:
   Effect of foreign operations                              887           292         2,282
   State and local taxes, net of federal tax effect         (217)           87          (917)
   European Commission fine                                   --            --          (578)
   Tax-exempt interest income                                552           489           285
   Change in reserve for tax exposure items                 (276)        2,536            --
   R & D tax credits                                          --            --           210
   Meals and entertainment disallowance                      (34)          (41)          (43)
   Merchandise contributions                                 120           111           111
   Medicare Part D prescription subsidy                       71            84            --
   Other items, net                                         (670)           (2)          (84)
                                                     ------------  ------------  ------------
(Provision) benefit for income taxes                $     (5,357) $      3,346  $     (4,119)
                                                     ============  ============  ============

U.S. income taxes have not been provided on undistributed earnings of foreign subsidiaries as the Company considers such earnings to be permanently reinvested in the businesses. As of March 3, 2007, the cumulative amount of unremitted earnings from foreign subsidiaries that is expected to be permanently reinvested was approximately $25 million. These undistributed foreign earnings could become subject to U.S. income tax if remitted, or deemed remitted, as a dividend. Management believes that the U.S. income tax liability on these unremitted earnings should not be material, although this liability is dependent on circumstances existing at the time of the remittance.

The Company is currently under audit by the Internal Revenue Service, New York State, State of Texas, and Ontario, Canada. Taxing authorities periodically challenge positions taken by the Company on its tax returns. On the basis of present information, it is the opinion of the Company's management that the Company has appropriately accrued tax reserves for probable exposures relating to the current tax audits and, as a result, any assessments resulting from current tax audits should not have a materially adverse effect on the Company's consolidated financial statements. To the extent the Company were to prevail in matters for which accrued tax reserves have been established or be required to pay amounts in excess of such reserves, the Company's consolidated financial statements for a given period could be materially impacted. The Company has $7.1 million and $6.0 million of tax reserves within income taxes payable in at March 3, 2007 and February 25 2006, respectively.

In July 2006, the FASB issued FIN 48, which provides guidance on accounting for income tax positions about which the Company has concluded there is a level of uncertainty with respect to the recognition in the Company's financial statements. FIN 48 prescribes a minimum recognition threshold a tax position is required to meet. Tax positions are defined very broadly and include not only tax deductions and credits but also decisions not to file in a particular jurisdiction, as well as the taxability of transactions. The Company will implement FIN 48 effective March 4, 2007. The implementation could result in a cumulative effect adjustment to beginning Retained Earnings on the Consolidated Statement of Stockholders' Equity and Comprehensive Income (Loss) in the first quarter of fiscal 2008. The Company is currently evaluating the impact of FIN 48 on its consolidated financial statements. Upon implementation of FIN 48, the Company will reflect interest expense related to taxes as additional income tax expense in the Consolidated Statement of Operations. In addition, subsequent accounting for FIN 48 (after March 4, 2007) will involve an evaluation to determine if any changes have occurred that would impact the existing uncertain tax positions as well as determining whether any new tax positions are uncertain. Any impacts resulting from the evaluation of existing uncertain tax positions or from the recognition of new uncertain tax positions would impact income tax expense and interest expense in the Consolidated Statement of Operations, with offsetting impacts to the balance sheet line items described above.

     The components of current deferred income tax assets and liabilities are as follows:

                                                                     March 3,    February 25,
                                                                       2007          2006
                                                                   ------------  ------------
                                                                    (in thousands of dollars)
Deferred income tax assets:
   Pension                                                        $      3,764  $      1,137
   Inventory                                                             3,023         3,192
   Postretirement benefits                                               4,450         3,395
   Foreign tax credits                                                   1,757         2,533
   Estimated losses on sales returns                                     3,412         2,578
   Rent                                                                    308           423
   Other                                                                   340           278
   Capital loss and research credit carryforwards                        1,598         1,632
   Net operating losses                                                  1,100            --
   Deferred revenue                                                        925            --
                                                                   ------------  ------------
Total deferred income tax assets                                        20,677        15,168
                                                                   ------------  ------------
Deferred income tax liabilities:
   Depreciation                                                         (2,239)       (2,853)
   Prepaid expenses                                                       (221)         (293)
   Pension                                                                (104)           --
                                                                   ------------  ------------
Total deferred income tax liabilities                                   (2,564)       (3,146)
                                                                   ------------  ------------
Net deferred                                                      $     18,113  $     12,022
                                                                   ============  ============

As of March 3, 2007, the deferred income tax asset relating to the minimum pension obligation is $3.9 million. At the end of fiscal 2006, the deferred income tax asset was $1.1 million.

The deferred tax assets and liabilities reflected in the previous table are included on the Company's balance sheets as net current deferred tax assets of $10.3 million and $5.7 million in fiscal 2007 and fiscal 2006, respectively, and as a net long term deferred tax asset of $6.9 million and $6.3 million.

The Company believes that it does not need a valuation allowance.

As of March 3, 2007, the Company has net operating loss carryforwards of approximately $3.2 million relating to Canadian and Italian income taxes which expire in fiscal years 2010 through 2016.

As of March 3, 2007, the Company had foreign tax credits of approximately $1.8 million available for use that will expire beginning in fiscal 2009 through fiscal 2016. The Company also had a capital loss carryover of approximately $4.0 million that will expire in fiscal years 2011 through 2012.

NOTE 12 - EMPLOYEE BENEFIT PLANS

As discussed in Note 1, the Company has adopted the provisions of SFAS 158 on March 3, 2007.

The effect of SFAS 158 for the Company's defined pension and post retirement benefit plans is as follows:

                                                            Before                      After
                                                         Application of              Application of
                                                         Statement 158 Adjustments   Statement 158
                                                         ------------  ------------  ------------
                                                                     (in thousands of dollars)
Liability for pension benefits                          $     23,251  $     (4,129) $     19,122
Deferred income taxes                                          3,594            66         3,660
Accumulated other
   comprehensive income                                        8,105          (527)        7,578

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

Effective April 1, 2006, the Company froze all future benefit accruals under its U.S. qualified defined pension plan and initiated an employer match on 401(k) contributions. In addition, beginning in fiscal 2007, the Company has made non-elective transitional 401(k) contributions with respect to certain employees. As a result of these changes, the Company anticipates a reduction in the amount and volatility of its pension expense and cash contributions. Neither the employee contributions nor matching contributions are invested in the Company's securities.

The Company's investment strategy with respect to its defined benefit plans is to achieve a positive return, after adjusting for inflation, and to maximize the long-term total return within prudent levels of risk through a combination of income and capital appreciation. Risk to capital is minimized through the diversification of investments across and within various asset categories. The Company intends to fund its defined benefit plan obligations with the need for future contributions based on changes in the value of plan assets and movements in interest rates. The Company contributed a total of $2.2 million in funding to its pension plans in fiscal 2007 and estimates fiscal 2008 contributions of between $0.5 and $1.5 million.

The asset allocation for the Company's U.S. qualified pension plan at the end of 2007 and 2006 and the projection for 2008 are as follows:

                                                             Percentage of Plan Assets
                                                         ----------------------------------------
                                                             2008          2007          2006
                                                         ------------  ------------  ------------
Asset Category:
Equity Securities                                                 75%          76%          65%
Debt Securities                                                   25%          19%          35%
Cash                                                              -- %           5%          -- %

The fair value of plan assets for these plans is $32,961,000 and $30,260,000 as of March 3, 2007 and February 25, 2006, respectively. The expected long-term rate of return on these plan assets was 7.75% and 6.75% for the U.S. and Ireland plans, respectively, for fiscal 2007 and 8.0% and 6.75% for the U.S. and Ireland plans, respectively, for fiscal 2006. The expected long-term rate of return is estimated using a variety of factors including long-term historical returns, the targeted allocation of plan assets and expectations regarding future market returns for both equity and debt securities. The measurement date for all Topps plans is March 3, 2007.

The following tables summarize benefit costs, benefit obligations, plan assets and the funded status of the Company's U.S. and Ireland pension plans and U.S. postretirement healthcare benefit plan:

                                                                Pension Benefits     Other Postretirement Benefits
                                                         --------------------------  --------------------------
                                                           March 3,    February 25,    March 3,    February 25,
                                                             2007          2006          2007          2006
                                                         ------------  ------------  ------------  ------------
                                                                        (in thousands of dollars)
Change in benefit obligation:
Benefit obligation, beginning of year                   $     41,512  $     45,191  $     10,627  $     10,569
Service cost                                                     405         1,703           164           392
Interest cost                                                  2,171         2,516           611           615
Plan participant's contributions                                  26            28            --            --
Actuarial (gain)loss                                              48         1,627          (527)        1,144
Currency conversion (gain) loss                                  575          (574)           --            --
Gross benefits paid                                           (1,141)       (1,779)         (689)         (674)
 less: federal subsidy on benefits paid                             *             *           91              *
Plan amendments                                                   --           386            --        (1,728)
Special termination benefits                                      --           573           153           309
Curtailments                                                      --        (4,639)           --            --
Settlements                                                   (1,944)       (3,520)           --            --
                                                         ------------  ------------  ------------  ------------
Benefit obligation, end of year                         $     41,652  $     41,512  $     10,430  $     10,627
                                                         ============  ============  ============  ============
Accumulated benefit obligation, end of year             $     40,823  $     40,747  $           * $           *
                                                         ============  ============  ============  ============

Change in Plan Assets
Fair value of plan assets, beginning of year            $     30,260  $     29,751  $         --  $         --
Actual return on plan assets                                   2,971         2,570            --            --
Employer contribution                                          2,195         3,718           598           674
Plan participants' contributions                                  26            28            --            --
Gross benefits paid                                           (1,141)       (1,778)         (689)         (674)
 less: federal subsidy on benefits paid                             *             *           91              *
Currency conversion (gain) loss                                  594          (509)           --            --
Settlements/curtailments                                      (1,944)       (3,520)           --            --
                                                         ------------  ------------  ------------  ------------
Fair value of plan assets, end of year                  $     32,961  $     30,260  $         --  $         --
                                                         ============  ============  ============  ============

* Not applicable.

Below are the assumptions for the pension and other postretirement benefit plans as of the end of the fiscal year:

                                                                  Pension            Other Postretirement Benefits
                                                         --------------------------  --------------------------
                                                           March 3,    February 25,    March 3,    February 25,
                                                             2007          2006          2007          2006
                                                         ------------  ------------  ------------  ------------
Discount rate                                                   5.70%        5.70%        5.65%        5.70%
Rate of compensation increase                                       *             *             *             *
Healthcare cost trend rate
  - Initial rate                                                  N/A           N/A         9.00%       10.00%
  - Ultimate rate                                                 N/A           N/A         5.00%        5.00%
  - Years to ultimate                                             N/A           N/A            5             5

* Not applicable due to the freezing of the pension plan effective April 1, 2006.

The discount rate and rate of compensation increase, at year end, for the Ireland Pension Plan are 4.6% and 3.5% respectively, for fiscal 2007 and 4.5% and 3.25% respectively, for fiscal 2006.

The funded status at the end of the fiscal year, and the related amounts recognized in the consolidated balance sheets in Accrued expenses and other current liabilities and Other liabilities are as follows:

                                                                  Pension            Other Postretirement Benefits
                                                         --------------------------  --------------------------
                                                           March 3,    February 25,    March 3,    February 25,
                                                             2007          2006          2007          2006
                                                         ------------  ------------  ------------  ------------
                                                                        (in thousands of dollars)
Funded status
Fair value of plan assets                               $     32,961  $     30,260  $         --  $         --
Benefit obligations                                           41,652        41,513        10,430        10,628
                                                         ------------  ------------  ------------  ------------
Funded status                                                 (8,691)      (11,253)      (10,430)      (10,628)
Unrecognized net actuarial losses                                   *        9,058              *        2,824
Unrecognized prior service cost (benefit)                           *          360              *       (1,728)
Unrecognized transition (asset) obligation                          *         (611)             *        1,701
                                                         ------------  ------------  ------------  ------------
Amount recognized, end of year                          $     (8,691) $     (2,446) $    (10,430) $     (7,831)
                                                         ============  ============  ============  ============

* Not applicable due to change in accounting standard.

The total accumulated benefit obligation for all pension plans was $40,823,000 at the end of fiscal 2007 and $40,747,000 at the end of fiscal 2006.

Amounts recognized in the consolidated balance sheets in Accrued expenses and other current liabilities, Other liabilities and Minimum pension liability adjustment are as follows:

                                                                  Pension            Other Postretirement Benefits
                                                         --------------------------  --------------------------
                                                           March 3,    February 25,    March 3,    February 25,
                                                             2007          2006          2007          2006
                                                         ------------  ------------  ------------  ------------
                                                                        (in thousands of dollars)
Noncurrent asset                                        $        832  $           * $         --  $           *
Current liability                                             (9,031)             *         (749)             *
Noncurrent liability                                            (492)             *       (9,681)             *
Prepaid benefit cost                                                *        4,602              *           --
Accrued benefit liability                                           *      (16,252)             *       (7,831)
Accumulated other comprehensive income                              *        9,204              *           --
                                                         ------------  ------------  ------------  ------------
Net amount recognized in the consolidated balance sheets$     (8,691) $     (2,446) $    (10,430) $     (7,831)
                                                         ============  ============  ============  ============

* Not applicable due to change in accounting standard.

Amounts recognized in accumulated other comprehensive income are as follows:

                                                                  Pension            Other Postretirement Benefits
                                                         --------------------------  --------------------------
                                                           March 3,    February 25,    March 3,    February 25,
                                                             2007          2006          2007          2006
                                                         ------------  ------------  ------------  ------------
                                                                        (in thousands of dollars)
Net actuarial loss                                      $      7,824  $           * $      2,093  $           *
Prior service cost (benefit)                                     371              *       (1,558)             *
Transition (asset) obligation                                   (617)             *        1,502              *
                                                         ------------  ------------  ------------  ------------
Total                                                   $      7,578  $           * $      2,037  $           *
                                                         ============  ============  ============  ============

* Not applicable due to change in accounting standard.

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in fiscal 2008 are as follows:

                                                           Other
                                          Pension      Postretirement
                                          Benefits        Benefits
(in thousands)                         ------------    ------------

Actuarial loss                        $        227    $        102
Prior service cost (credit)                     29            (170)
Transition (asset) obligation                  (62)   $        199
                                       ------------    ------------
Total                                 $        194             131
                                       ============    ============

At the end of fiscal 2007 and 2006, the projected benefit obligation, the accumulated benefit obligation and the fair value of pension assets for pension plans with a projected benefit obligation in excess of plan assets and for pension plans with an accumulated benefit obligation in excess of plan assets were as follows:

                                                             Projected Benefit           Accumulated Benefit
                                                           Obligation Exceeds the      Obligation Exceeds the
                                                           Fair Value of Plan Assets   Fair Value of Plan Assets
                                                         --------------------------  --------------------------
                                                           March 3,    February 25,    March 3,    February 25,
                                                             2007          2006          2007          2006
                                                         ------------  ------------  ------------  ------------
                                                                        (in thousands of dollars)
Projected benefit obligation                            $     36,023  $     36,761  $     36,023  $     36,761
Accumulated benefit obligation                                36,023        36,761        36,023        36,761
Fair value of plan assets                               $     26,500  $     24,943  $     26,500  $     24,943

The postretirement medical plan has no assets, and the premiums are paid on an on-going basis. The accumulated postretirement benefit obligation at the end of fiscal 2007 and 2006 was $10,430,000 and $10,627,000, respectively in the consolidated balance sheets in accrued expenses and other liabilities.

The weighted-average assumptions used to calculate net periodic benefit costs are as follows:

                                   Pension Benefits                  Other Postretirement Benefits
                                   -------------------------------  -------------------------------------------
                                     2007       2006       2005         2007           2006           2005
                                   ---------  ---------  ---------  -------------  -------------  -------------
Discount rate                           5.7%      5.6%      6.0%          5.7%          5.6%          6.0%
Expected return on plan assets          7.8%      8.0%      8.0 %          N/A            N/A            N/A
Rate of compensation increase           4.0%      4.0%      4.0 %          N/A            N/A            N/A
Healthcare cost trend
   - Initial rate                                                          10.00%        10.00%        10.00%
   - Ultimate rate                                                          5.00%         5.00%         5.00%
   - Years to ultimate                                                         5              5              5

The discount rate and rate of compensation increase for the Ireland Pension Plan are 4.5% and 3.3% respectively for 2007 and 2006 and 5.3% and 3.3%, respectively, for 2005. The expected return on assets for the Ireland Pension Plan was 6.75% for 2007 and 2006, and 7.25% for 2005.

The components of net periodic benefit costs are as follows:

                                              Pension Benefits      Other Postretirement Benefits
                                   Fiscal Years Ended               Fiscal Years Ended
                                   -------------------------------  -------------------------------------------
                                     2007       2006       2005         2007           2006           2005
                                   ---------  ---------  ---------  -------------  -------------  -------------
                                                         (in thousands of dollars)
Service cost                      $     405  $   1,703  $   1,419  $         164  $         394  $         304
Interest cost                         2,172      2,516      2,414            611            615            568
Expected return on plan assets       (2,275)    (2,239)    (2,096)            --             --             --
Amortization of:
  Actuarial losses                      136      1,011        808            198            109             --
  Prior service cost (credit)            26         81        132           (170)            --             --
  Transition (asset) obligation         (56)       (62)       (59)           199            199            199
Curtailment loss                         --        224         --             --             --             --
Settlement loss                         468      1,045         --             --             --             --
Special termination benefits             --        573         --            153            309             --
                                   ---------  ---------  ---------  -------------  -------------  -------------
Net periodic benefit cost         $     876  $   4,852  $   2,618  $       1,155  $       1,626  $       1,071
                                   =========  =========  =========  =============  =============  =============

Prior service cost changes are amortized on a straight-line basis over the average remaining service period for employees active on the date of an amendment. Gains and losses are amortized on a straight-line basis over the average remaining service period of employees active on the valuation date.

Expected benefit payments are as follows:

(in thousands of dollar  Qualified    Nonqualified      Ireland         Other         Federal
Fiscal year ending        Pension        Pension        Pension     Postretirement    Subsidy
---------------------  -------------  -------------  -------------  -------------  -------------
2008                  $       2,215  $       9,162  $          28  $         749 $           85
2009                          1,800             58             28            811             98
2010                          1,853             49             28            850            110
2011                          1,515             41             28            896            121
2012                          1,442             33             28            919            129
2013 - 2017           $      10,260  $          88  $         139  $       4,959 $          762

The above table includes benefits expected to be paid from Company assets.

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one percentage point change in assumed health care cost trend rates would have the following effect:

                                                                     One Percentage Point
                                                                  ---------------------------
                                                                     Increase      Decrease
                                                                   ------------  ------------
                                                                    (in thousands of dollars)
On total service and interest cost component                      $         33  $        (30)
On postretirement benefit obligation                              $        754  $       (665)

NOTE 13 - STOCKHOLDERS' EQUITY

(a)   Stock Option Plan

The Company has Stock Option Plans that allow for the granting of non-qualified stock options, incentive stock options (within the meaning of Section 422A of the Internal Revenue Code), stock appreciation rights (SARs) and restricted stock to employees, non-employee directors and consultants. In the past, options were granted with an exercise price equal to the closing market price of the stock on the day immediately prior to the grant date. In 2006, the Company amended its 2001 Stock Incentive Plan to provide that options would be granted with an exercise price equal to the closing market price of the stock on the grant date. Options generally vest within a three to five-year period and expire ten years after the grant date. Each year, on the date of the Company's Annual Meeting of Stockholders, each member of the Board who is not an employee of the Company is granted a number of shares of restricted stock equal to $20,000 divided by the closing market price of the stock on the date of the Annual Meeting. These director awards vest on the date of the next regularly scheduled Annual Meeting, provided that if the next Annual Meeting is not scheduled within thirteen months of the date of grant, such the awards will vest on the first anniversary of the date of grant. The Company re- issues treasury shares to satisfy restricted stock grants and the exercise of stock options and anticipates that it will have enough treasury shares to cover the exercise of all outstanding stock options and restricted stock grants.

The Company recorded compensation cost arising from share-based payment arrangements in selling, general and administrative expenses on the Consolidated Statement of Operations for the Company's Stock Option Plans of $219,000 for the year ended March 3, 2007. No expenses were incurred for the fiscal years ended February 25, 2006 and February 26, 2005.

As a result of adopting SFAS 123R, the Company's income before provision for income taxes and net income for the year ended March 3, 2007 was $219,000 and $149,000 lower, respectively, than if it had continued to account for share-based compensation in accordance with the provision of APB Opinion No. 25. Basic and diluted income per share for the year ended March 3, 2007 did not change materially from the reported income per share upon the Company's adoption of SFAS 123R. In addition, for the fiscal year ended March 3, 2007, the adoption of SFAS 123R resulted in net cash provided by operating activities being lower and net cash provided by financing activities being higher by approximately $70,000. This amount represents the tax benefit of stock option expense that will be taken as a reduction on the Company's tax returns and therefore, saving the Company's cash by reducing its federal and state taxes due.

Prior to the adoption of SFAS 123R, all tax benefits for deductions resulting from the exercise of stock options were presented as operating cash flows on the Consolidated Statements of Cash Flows. Upon adoption of SFAS 123R, cash flows resulting from the tax benefits of tax deductions are classified as financing cash flows.

Determining Fair Value of Share Based Grants

Valuation and Amortization Method:   The fair value of stock options granted under the Company's Stock Option Plans is estimated using the Black-Scholes option pricing model. The fair value of stock options granted after February 25, 2006 are amortized on a straight-line basis. Compensation expense is amortized over the requisite service periods of the awards, which are generally the vesting periods.

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

Dividends:   On June 26, 2003, the Board initiated a regular quarterly cash dividend of $0.04 per share. An expected dividend yield of $0.16 is used in the Black-Scholes valuation model.

Forfeiture:   The Company uses historical data to estimate pre-vesting option forfeitures. Share-based compensation expense is recorded only for those awards that are expected to vest.

The following assumptions were used to estimate the fair value of options granted under the Company's Stock Option Plans:

                                      March 3,       February 25, February 26,
                                        2007            2006         2005
                                     -----------     ----------   ----------
Expected term (years)                       5.5            5.8          5.8
Expected volatility                          30%           29%         32%
Risk-free interest rate                     4.5%          4.4%        4.4%
Expected dividend                         $0.16          $0.16        $0.16

Stock Option Activity and Share-Based Compensation Expense

Stock option activity for the fiscal year ended March 3, 2007 is summarized as follows:

                                                                   Weighted
                                                      Weighted     Average     Aggregate
                                                      Average     Remaining    Intrinsic
                                                     Exercise     Contractual    Value
                                      Number of        Price         Term         (in
                                       Shares        Per Share     (Years)     thousands)
                                     -----------     ----------   ----------   ----------
Outstanding at February 25, 2006      3,427,543     $     7.30
Granted                                 118,000           8.09
Exercised                              (283,316)          6.00
Forfeited                              (331,050)          9.43
                                     -----------
Outstanding at March 3, 2007          2,931,177           7.22         3.94   $    6,441
Vested or expected to vest            2,921,790           7.22         3.93        6,434
Exercisable at March 3, 2007          2,696,508     $     7.12         3.54   $    6,271

The weighted average fair value of options granted during the years ended March 3, 2007, February 25, 2006 and February 26, 2005 were $2.46, $2.25 and $2.99, respectively. The aggregate intrinsic value of options outstanding at March 3, 2007 is calculated as the difference between the exercise price of the underlying options and the market price of the Company's common stock for the 1,889,249 shares that had exercise prices that were lower than the $9.00 market price of the Company's common stock at March 2, 2007. The total intrinsic value of options exercised during the years ended March 3, 2007, February 25, 2006 and February 26, 2005 was $806,000, $901,000 and $1,396,000, respectively, determined as of the date of exercise.

For the year ended March 3, 2007, the Company recognized approximately $219,000 in share-based compensation expense for stock options granted under the Company's Stock Option Plans. As of March 3, 2007, there was $343,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company's Stock Option Plans. This amount assumes the Company's expected forfeiture rate. The $343,000 of total unrecognized compensation cost is expected to be recognized over a weighted average period of 3.17 years. The Company utilizes treasury shares to satisfy the exercise of stock options.

Comparable Disclosures

The following table illustrates the pro forma effect on the Company's Net income (loss) and Net income (loss) per share as if the Company had adopted the fair value based method of accounting for stock-based compensation under FASB No. 123, Accounting for Stock-Based Compensation, for the years ended February 25, 2006 and February 26, 2005. See the assumptions disclosed previously in this note that were used to estimate the fair value of options granted under the stock option plans for the fiscal years ended February 25, 2006 and February 26, 2005.

                                                                     Year ended       Year ended
(In thousands, except per share amounts)                            February 25, 2006February 26, 2005
                                                                    -------------    -------------
Net income, as reported                                            $       1,239   $       10,915
   Add: Stock-based employee compensation expense included
      in net income, tax effected                                             --               --
   Deduct: Total share-based employee compensation expense determined
      under fair value method for all awards, net of income taxes           (312)          (1,054)
                                                                    -------------    -------------
Pro forma net income                                               $         927   $        9,861
                                                                    =============    =============

Net income per share
   Basic - as reported                                             $        0.03   $         0.27
   Basic - pro forma                                               $        0.02   $         0.24
   Diluted - as reported                                           $        0.03   $         0.26
   Diluted - pro forma                                             $        0.02   $         0.24

(b)   Stock Repurchase Program

During the first six months of fiscal 2006, the Company did not purchase any shares due to a strategic business review being performed by investment banking and consulting firms. In the third quarter of fiscal 2006, the Company entered into a written trading plan that complies with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which provided for the purchase of 500,000 shares for each of the next four quarters starting in the third quarter of fiscal 2006 at the prevailing market price, per share, subject to certain conditions. In fiscal 2006, the Company purchased 1,027,899 shares at an average price of $7.56 per share. In fiscal 2007, the Company purchased 1,291,045 shares at an average price of $8.44 per share. As of March 3, 2007, the Company had purchased 2,318,944 shares under the amended authorization, leaving 2,681,056 shares available for future purchases.

NOTE 14 - DIVIDENDS

On June 26, 2003, the Board initiated a regular quarterly cash dividend of $0.04 per share. Four quarterly payments totaling $0.16 per share or $6.2 million were made in fiscal 2007, and quarterly dividend payments totaling $6.5 million were made in each of fiscal 2006 and 2005.

NOTE 15 - ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income are as follows:

                                                                   March 3,    February 25,
                                                                     2007          2006
                                                                 ------------  ------------
                                                                  (in thousands of dollars)
Minimum pension liability adjustment                            $     (5,673) $     (5,551)
Unrealized loss on securities available for sale                        (140)           --
Cumulative foreign currency adjustment                                 6,641         2,473
                                                                 ------------  ------------
   Total other comprehensive income                             $        828  $     (3,078)
                                                                 ============  ============

NOTE 16 - LEGAL PROCEEDINGS

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

The Company is appealing the Court's ruling. On September 18, 2006, the Company filed a Motion To Certify Dismissed Claims For Appeal, which asked the Court for permission to appeal the dismissed claims immediately. The Court granted this motion for appeal and the Company is in the process of preparing the court documentation for the appeal. In compliance with the Court of Appeals' Scheduling Order, the Company submitted its brief and joint appendices on February 1, 2007. Stani submitted its answering brief on March 5, 2007, and the Company submitted its reply brief on March 19, 2007. Oral argument for this matter will likely be scheduled in the Company's second fiscal quarter of 2008

In another matter, on December 12, 2003, WizKids, Inc. ("WizKids") and Jordan Weisman filed a complaint in Washington state court for professional malpractice, breach of fiduciary duty and disgorgement of fees against the law firm Michael, Best & Friedrich, LLP ("MB&F"), and Timothy Kelley, one of its partners, based on their submission of a PCT patent application for WizKids' combat dial that alleged to have prejudiced WizKids' United States patent rights by failing to designate the United States as one of the member states for subsequent conversion to a national application. In a settlement reached on October 31, 2005, defendants agreed to pay WizKids $2,950,000.

The Company is a party in several other civil actions which are routine and incidental to its business. In management's opinion, after consultation with legal counsel, these other actions are not reasonably expected to have a material adverse effect on the Company's financial condition or results of operations.

NOTE 17 - SEGMENT AND GEOGRAPHIC INFORMATION

Following is the breakdown of industry segments as required by SFAS 131, Disclosures About Segments of an Enterprise and Related Information. The Company has two reportable business segments: Confectionery and Entertainment.

The Confectionery segment consists of a variety of candy products including Ring Pop, Push Pop, Baby Bottle Pop, Juicy Drop Pop, the Bazooka bubble gum line and, from time to time, confectionery products based on licensed characters, such as Pokémon and Yu-Gi-Oh!

The Entertainment segment primarily consists of cards and sticker album products featuring sports and non- sports subjects. Trading cards feature players from Major League Baseball, the National Basketball Association, the National Football League as well as characters from popular films, television shows and other entertainment properties. Sticker album products feature players from the English Premier League and characters from entertainment properties such as Pokémon and Yu-Gi-Oh! This segment also includes products from WizKids, a designer and marketer of strategy games acquired in July 2003.

The Company's chief decision-maker regularly evaluates the performance of each segment based upon its contributed margin, which is profit after cost of goods, product development, advertising and promotional costs and obsolescence, but before general and administrative expenses and manufacturing overhead, depreciation and amortization, other income (expense), net interest and income taxes. Beginning in fiscal 2007, segment performance has been evaluated based on contributed margin after direct overhead.

The majority of the Company's assets are shared across both segments, and the Company's chief decision- maker does not evaluate the performance of each segment utilizing asset-based measures. Therefore, the Company does not include a breakdown of assets or depreciation and amortization by segment.

BUSINESS SEGMENTS

                                                    Fiscal Year Ended
                                                    -------------  --------------------------
                                                       March 3,    February 25,  February 26,
(amounts in thousands)                                   2007          2006         2005*
                                                     ------------  ------------  ------------
Net Sales
Candy                                               $    140,228  $    134,117  $    133,214
Gum                                                        7,921        10,144        10,548
                                                     ------------  ------------  ------------
   Total Confectionery                                   148,149       144,261       143,762
                                                     ------------  ------------  ------------
Sports                                                   137,128        95,376       105,384
Non-Sports                                                41,392        54,201        45,085
                                                     ------------  ------------  ------------
   Total Entertainment Products                          178,520       149,577       150,469
                                                     ------------  ------------  ------------
Total Net Sales                                     $    326,669  $    293,838  $    294,231
                                                     ============  ============  ============
Contributed Margin
Confectionery                                       $     47,076  $     43,842  $     46,781
Entertainment Products                                    47,464        34,983        44,950
                                                     ------------  ------------  ------------
Total                                               $     94,540  $     78,825  $     91,731
                                                     ============  ============  ============
Direct Overhead
Confectionery                                       $     23,570  $     23,767
Entertainment Products                                    24,531        21,624
                                                     ------------  ------------
Total                                               $     48,101  $     45,391
                                                     ============  ============
Operating Profit Net of Direct Overhead
Confectionery                                       $     23,506  $     20,075
Entertainment Products                                    22,933        13,359
                                                     ------------  ------------
Total                                               $     46,439  $     33,434
                                                     ============  ============
Reconciliation of Operating Profit to
   Income (Loss) Before Provision for Income Taxes:

Total operating profit, net of direct overhead      $     46,439  $     33,434
Indirect overhead                                        (23,951)      (30,042)
Other income, net                                         (4,021)          327
Depreciation & amortization                               (5,241)       (6,031)
                                                     ------------  ------------
Income (loss) from operations                             13,226        (2,312)
Interest income, net                                       3,317         2,912
                                                     ------------  ------------
Income before provision for income taxes            $     16,543  $        600
                                                     ============  ============

* Note: Direct overhead is not available for the year ended February 26, 2005.

Net sales to unaffiliated customers and income (loss) from operations are based on the location of the ultimate customer, income (loss) from operations is defined as contributed margin less unallocated general and administrative expenses and manufacturing overhead and depreciation and amortization. Certain foreign markets are in part supported from the U.S. and Europe; however, the full cost of this support has not been allocated to them. Identifiable assets are those assets located in each geographic area.

McLane Distribution Services, Inc. ("McLane") accounted for approximately 12% and 13% of consolidated net sales in fiscal 2007 and fiscal 2006, respectively. McLane purchases primarily confectionery products from the Company and distributes them to Wal-Mart, Sam's Club, Southland Corp., and convenience stores in the U.S. The loss of this customer could have a material adverse effect on the Company's results of operations and future plans. The sales to McLane are recorded in the Company's Confectionary segment.

GEOGRAPHIC AREAS

                                                                Fiscal Year Ended
                                                     ----------------------------------------
                                                       March 3,    February 25,  February 26,
                                                         2007          2006          2005
                                                     ------------  ------------  ------------
                                                            (in thousands of dollars)
Net Sales:
United States                                       $    235,833  $    207,834  $    197,998
Europe                                                    73,882        61,350        70,252
Canada, Latin America and Asia                            16,954        24,654        25,981
                                                     ------------  ------------  ------------
   Total Net Sales                                  $    326,669  $    293,838  $    294,231
                                                     ============  ============  ============

Income (loss) from Operations:
United States                                       $      9,253  $     (5,336) $      7,029
Europe                                                     2,171          (843)          795
Canada, Latin America and Asia                             1,802         3,867         4,857
                                                     ------------  ------------  ------------
   Total Income (loss) from Operations              $     13,226  $     (2,312) $     12,681
                                                     ============  ============  ============

                                                       March 3,    February 25,
                                                         2007          2006
                                                     ------------  ------------
Identifiable Assets:
United States                                       $    216,904  $    218,684
Europe                                                    52,592        44,781
Canada, Latin America and Asia                             6,848         6,362
                                                     ------------  ------------
   Total Identifiable Assets                        $    276,344  $    269,827
                                                     ============  ============

NOTE 18 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximates fair value due to their short-term nature.

The Company enters into foreign currency forward contracts to hedge its foreign currency exposure. As of March 3, 2007, the Company had outstanding foreign currency forward contracts, which will mature at various dates during fiscal 2008, in the amount of $15,518,000, as compared to $20,973,000 as of February 25, 2006. Over 69% of the contracts will mature within six months.

The fair value of these forward contracts is the amount the Company would receive or pay to terminate them. The approximate pre-tax benefit or cost to the Company to terminate these agreements as of March 3, 2007 and February 25, 2006 would have been $118,000 and $363,000, respectively. The Company may be exposed to credit losses in the event of non- performance by counterparties to these instruments. Management believes, however, the risk of incurring such losses is remote as the contracts are entered into with major financial institutions. The Company does not qualify for hedge accounting as per SFAS 133.

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

NOTE 20- QUARTERLY RESULTS OF OPERATIONS (Unaudited)

(in thousands of dollars, except share data)

                                                     Quarter Ended
                                     ---------------------------------------------------
                                      May 27,     August 26,    November 25,  March 3,
                                      2006 (1)      2006 (1)     2006 (1)       2007
                                     -----------  ------------  -----------  -----------
Net sales                           $    77,292  $     83,739  $    81,233  $    84,405

Gross profit on sales                    25,987        31,213       28,526       28,374

Net income from continuing
   operations                               420         3,427        4,679        2,660

(Loss) gain from discontinued
   operations - net of tax                  (32)           --           --           90

Net income                                  388         3,427        4,679        2,750

Basic net income per share          $      0.01  $       0.09  $      0.09  $      0.09

Diluted net income per share        $      0.01  $       0.09  $      0.09  $      0.09

                                                     Quarter Ended
                                     ---------------------------------------------------
                                      May 25,     August 27,    November 26, February 25,
                                        2005          2005         2005         2006
                                     -----------  ------------  -----------  -----------
Net sales                           $    78,584  $     74,936  $    72,808  $    67,510

Gross profit on sales                    27,644        28,376       21,360       18,458

Net income (loss) from continuing
   operations                               507         3,378       (1,300)      (4,897)

(Loss) gain from discontinued
   operations - net of tax                  (65)          (53)      (3,691)       1,102

Net income (loss)                           897         4,837       (3,662)        (833)

Basic net income (loss) per share
- From continuing operations        $      0.02  $       0.12  $        --  $     (0.05)
- After discontinued operations     $      0.02  $       0.12  $     (0.09) $     (0.02)

Diluted net income (loss) per share
- From continuing operations        $      0.02  $       0.12  $        --  $     (0.05)
- After discontinued operations     $      0.02  $       0.12  $     (0.09) $     (0.02)

(1) Results for the first three quarters of fiscal 2007 were adjusted (see Note 1)

NOTE 21- COMMITMENTS AND CONTINGENCIES

          Future minimum payments under existing key contractual obligations are as follows: (in thousands)

                              Total      2008      2009      2010      2011      2012    Thereafter
                             --------  --------  --------  --------  --------  --------  ---------
Future payments under
   non-cancelable leases    $ 10,328  $  2,638  $  2,440  $  1,945  $  1,239  $    318  $   1,748
Future payments under
   royalty contracts          70,701    24,729    24,160    21,812        --        --         --
Purchase obligations and othe 18,399    14,786       930       700       700       700        583
                             --------  --------  --------  --------  --------  --------  ---------
Total                       $ 99,428  $ 42,153  $ 27,530  $ 24,457  $  1,939  $  1,018  $   2,331
                             ========  ========  ========  ========  ========  ========  =========

The Company anticipates making payments of between $0.5 and $1.5 million in fiscal 2008 for the funding of its qualified pension plans.

Historically, lease expense under the Company's contracts was $2,987,000 (fiscal 2007), $3,075,000 (fiscal 2006) and $3,141,000 (fiscal 2005).

Historically, the total royalty expense under the Company's sports and entertainment licensing contracts was $33,983,000 (fiscal 2007), $25,117,000 (fiscal 2006), and $24,916,000 (fiscal 2005).

NOTE 22- RESTRUCTURING CHARGE

On September 29, 2005, a restructuring program was announced which separated the Confectionery and Entertainment businesses to the extent practical and streamlined the organizational structure through headcount reductions. In connection with the headcount reductions, the Company incurred charges of approximately $3.7 million; consisting of $1.3 million for termination costs in each of the third and fourth quarters of fiscal 2006 and $1.1 million for pension settlement costs in the fourth quarter. These charges are reflected in selling, general and administrative expenses in the Consolidated Statements of Operations for the year ended February 25, 2006.

In June 2006, the Company announced a restructuring program, principally related to its entertainment operations in New York, NY, Duryea, PA, and Seattle, WA (WizKids' headquarters). The Company incurred charges of approximately $1.1 million in the second quarter of fiscal 2007, $0.4 million in the third quarter of fiscal 2007 and $0.9 million in the fourth quarter of fiscal 2007 consisting of $1.5 million for termination costs, $0.5 million in pension settlement costs and $0.4 million related to the accelerated recognition of deferred compensation paid to Jordan Weisman as part of the acquisition of Wizkids. These charges are reflected in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations for the year ended March 3, 2007. The Company estimates that these charges will be paid by the end of the fourth quarter of fiscal 2008.

The table below updates the fiscal year 2006 restructuring liability related to the Company's reorganization in September 2005 (in thousands):

                                                       February                                    March
                                                       25, 2006     Additions      Payments       3, 2007
                                                     ------------  ------------  ------------  -------------
Termination Costs                                   $        980  $         --  $       (980) $          --
Pension Settlement                                         1,050            --        (1,050)            --
                                                     ------------  ------------  ------------  -------------
                                                    $      2,030  $         --  $     (2,030) $          --
                                                     ============  ============  ============  =============

The table below updates the fiscal year 2007 restructuring liability related to the Company's reorganization in June 2006 (in thousands):

                                                       February                                    March
                                                       25, 2006     Additions      Payments       3, 2007
                                                     ------------  ------------  ------------  -------------
Termination Costs                                   $         --  $      1,981  $     (1,450) $         531
Pension Settlement                                            --           468          (468)            --
                                                     ------------  ------------  ------------  -------------
                                                    $         --  $      2,449  $     (1,918) $         531
                                                     ============  ============  ============  =============

NOTE 23- SUBSEQUENT EVENT - MERGER

On March 5, 2007, Tornante-MDP Joe Holding LLC ("Parent"), Tornante-MDP Joe Acquisition Corp, a wholly-owned subsidiary of Parent ("Merger Sub"), and the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"), under which Merger Sub would merge with and into the Company, with Topps continuing after the merger as the surviving corporation and a wholly-owned subsidiary of Parent (the "Merger").

At the effective time of the Merger, each issued and outstanding share of common stock, $0.01 par value per share (the "Common Stock"), of the Company will be converted into the right to receive $9.75 in cash, without interest. In addition, each vested and unvested outstanding option to purchase Common Stock will be canceled at the effective time of the Merger and converted into the right to receive in cash, without interest, the amount (if any) by which $9.75 exceeds the per share exercise price of that option.

Pursuant to the terms of the Merger Agreement, if the Merger Agreement is terminated under certain circumstances, the Company will be required to pay to Parent a termination fee of $12 million and to reimburse Parent for up to $4.5 million of its out-of-pocket expenses incurred in connection with entering into and performing its obligations under the Merger Agreement.

The Company filed its preliminary proxy statement relating to the Merger with the Securities and Exchange Commission on April 17, 2007, which was amended on May 7, 2007 and on May 14, 2007. On May 21, 2007, the Company filed with the Securities and Exchange Commission its definitive proxy statement relating to the Merger and commenced mailing of its definitive proxy statement to its stockholders.

Subsequent to the March 6, 2007 announcement of the Transaction, nine purported class actions were filed -- four in the Supreme Court of the State of New York and five in the Court of Chancery of the State of Delaware -- naming as defendants the Company and the following directors of the Company: Arthur T. Shorin, Allan A. Feder, Stephen D. Greenberg, Ann Kirschner, David M. Mauer, Jack H. Nusbaum and Richard Tarlow (the "Director Defendants").

In seven of the actions The Tornante Company LLC was also named as a defendant; in seven actions Madison Dearborn Partners LLC was also named as a defendant; in three actions Parent Holding LLC was also named as a defendant; in three actions Merger Sub was also named as a defendant; in one action Madison Dearborn Capital Partners V-A L.P. was also named as a defendant; in one action Madison Dearborn Capital Partners V-C L.P. was also named as a defendant; and in one action Madison Dearborn Capital Partners V Executive-A, L.P. was also named as a defendant (collectively, the "Buyers").

The actions, purportedly on behalf of all public stockholders of the Company other than the defendants, in substance allege that the terms of the Transaction are unfair to the Company's public stockholders because the value of Company's publicly held common stock is greater than the $9.75 per share price being offered to the Company's public stockholders in the Transaction. All of the complaints assert purported claims for breach of fiduciary duty (against the Director Defendants), and eight of the complaints allege abetting the breaches of fiduciary duty (against the Company and the Buyers). All of the complaints, in their prayers for relief, seek, inter alia, to enjoin the Transaction. Discovery requests have been served in the Delaware and the New York actions, and discovery is currently proceeding in both Delaware and New York.

The four New York actions are captioned as follows: William Lipscomb v. The Topps Company, Inc., No. 600715/07 (Sup. Ct. March 7, 2007); New Jersey Carpenters Pension Fund v. Topps Co., Inc., No. 600768/07 (Sup. Ct. March 9, 2007); New Jersey Building Laborers Statewide Benefit Funds and New Jersey Carpenters Pension Fund v. Topps Company, Inc., No. 600822/07 (Sup. Ct. March 14, 2007); Fishbury Ltd. v. Topps Company, Inc., No. 600837/07 (Sup. Ct. March 15, 2007). On April 20, 2007, the Supreme Court of the State of New York signed an order consolidating the four New York actions under the caption In re Topps Co., Inc. Shareholder Litigation, No. 600715/07 (Sup. Ct. N.Y. County).

The five Delaware actions are captioned as follows: Phyllis Freiman v. The Topps Company, Inc., C.A. No. 2777-N (Del. Ch. March 8, 2007); Gerald Tannenbaum v. Arthur T. Shorin, C.A. No. 2788-N (Del. Ch. March 9, 2007); Plymouth Country Retirement Systems v. The Topps Company, Inc., C.A. No. 2786-N (Del. Ch. March 9, 2007); Barry Lustig v. The Topps Company, Inc., C.A. No. 2790-N (Del. Ch. March 12, 2007); City of Worcester Retirement System v. Arthur T. Shorin, C.A. No. 2802- VCS (Del. Ch. March 16, 2007). On March 26, 2007, the Delaware Court of Chancery entered an order consolidating the five Delaware actions under the caption In re Topps Company Shareholder Litigation, Consolidated C.A. No. 2777 (VCS).

On March 26, 2007, the Delaware Court of Chancery entered an order consolidating the five Delaware actions under the caption In re Topps Company Shareholder Litigation, Consolidated C.A. No. 2777 (VCS). On April 20, 2007, the Supreme Court of the State of New York signed an order consolidating the four New York actions under the caption In re Topps Co., Inc. Shareholder Litigation , No. 600715/07. A Consolidated Amended Complaint was filed in Delaware on April 30, 2007. Discovery requests have been served in the Delaware and the New York actions, and discovery is currently proceeding in both Delaware and New York.

On April 27, 2007, the Company and the Director Defendants filed a motion to dismiss or, in the alternative, stay the consolidated action pending in the Delaware Court of Chancery. That motion was denied on May 9, 2007. On May 10, 2007, Tornante and Madison Dearborn filed a motion to dismiss the action for failure to state a claim against them. A briefing schedule has yet to be set for that motion. The Delaware Court of Chancery has scheduled a hearing on a motion for a preliminary injunction for June 11, 2007.

On May 7, 2007, the Company and the Director Defendants filed a motion to dismiss or, in the alternative, stay the consolidated action pending in New York. The New York court heard oral argument on the motion on May 30, 2007, and took the motion under advisement. The New York court has scheduled a hearing on a motion for a preliminary injunction for June 18, 2007.

Valuation and Qualifying Accounts - Years Ended February 26, 2005, February 25, 2006 and March 3, 2007

THE TOPPS COMPANY, INC. AND SUBSIDIARIES

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

(Amounts in thousands)

                                 Balance    Charged to
                                    at        Costs      Charged                      Balance
                                Beginning      and       Against    Additions/         at End
Description                     of Period    Expenses     Sales     Deductions        of Year
------------------------------  ----------  ----------  ----------  -----------      ----------
Year Ended February 26, 2005
Reserve for Estimated Returns  $   19,516  $       --  $   22,020  $   (20,712)(a)  $   20,824
Reserve for Doubtful Accounts         649        (110)         --         (276)(b)         263
Reserve for Cash Discounts          1,437          --       4,692       (4,685)(c)       1,444
Reserve for Customer Deductions$    1,132  $       --  $      883  $    (1,132)(d)  $      883

Year Ended February 25, 2006
Reserve for Estimated Returns  $   20,824  $       --  $   29,840  $   (29,483)(a)  $   21,181
Reserve for Doubtful Accounts         263         468          --         (576)(b)         155
Reserve for Cash Discounts          1,444          --       2,900       (2,805)(c)       1,539
Reserve for Customer Deductions$      883  $       --       1,189  $      (883)(d)  $    1,189

Year Ended March 3, 2007
Reserve for Estimated Returns  $   21,181  $       --  $   30,184  $   (27,095)(a)  $   24,270
Reserve for Doubtful Accounts         155          --          --          166 (b)         321
Reserve for Cash Discounts          1,539          --       2,151       (2,210)(c)       1,480
Reserve for Customer Deductions$    1,189  $       --  $    1,795  $    (1,189)(d)  $    1,795

(a)	Returns charged against provision, net of recoveries
(b)	Bad debt write-offs
(c)	Early payment discounts taken by customers
(d)	Pricing allowance and slotting credits issued to customers