Form 10-K/A
period 2007-03-03
TOPPS CO INC
filed 2007-06-29
CIK 812076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 3, 2007

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION
13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-15817

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act    Yes No .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes No .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes No .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer                        Accelerated filer                         Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes     No

The aggregate market value of Common Stock held by non-affiliates as of the last business day of the most recently completed fiscal second quarter was approximately $337,448,073.

The number of outstanding shares of Common Stock as of June 27, 2007 was 38,764,650.

EXPLANATORY NOTE

The Topps Company, Inc. (the ‘‘Company’’) is filing this Amendment No. 1 on Form 10-K/A (this ‘‘Amendment’’) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 3, 2007 (which was filed with the Securities Exchange Commission (the ‘‘Commission’’) on June 1, 2007) in order to add Part III, which includes the following items:

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11.	EXECUTIVE COMPENSATION

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

As a result of this Amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the original filing, have been re-executed and re-filed as of the date of this Amendment.

Except as described above, this Amendment does not modify or update the Company’s previously reported financial statements and other disclosures in, or exhibits to, the original filing.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The Board of Directors currently has 10 members, each serving until the expiration of his or her term at the next annual meeting of stockholders and until such nominee’s successor has been elected or qualified or until the earlier resignation or removal of such director.

The following table sets forth the name, age and principal business experience during the past five years of each director of the Company.

Name	Business Experience During the past 5 years, Age and Other Information	Director of the Company or its Predecessors since
Arthur T. Shorin	Chairman of the Board and Chief Executive Officer of the Company and its predecessor since 1980. Mr. Shorin was President of the Company from November 1997 to August 2004. Mr. Shorin is the father-in-law of Scott A. Silverstein, President and Chief Operating Officer of the Company. Mr. Shorin is 72 years of age.	1960
Arnaud Ajdler	Managing Director of Crescendo Partners, L.P. since December 2005. Since its inception in June 2006, Mr. Ajdler has served as a director and the secretary of Rhapsody Acquisition Corp. Senior Vice President of Crescendo Partners, L.P. from December 2004 to December 2005. Investment analyst at Crescendo Partners, L.P. from September 2003 to December 2004. Chief Financial Officer, member of the Board of Directors and Secretary of Arpeggio Acquisition Corporation since June 2004. Arpeggio completed its business combination with Hill International, Inc. in June 2006 and since such time Mr. Ajdler has served as a director of the surviving company. Assistant to the Chairman of the Board and a Board observer to Computer Horizons Corp. since October 2005. Management consultant at Mercer Management Consulting from 2000 to July 2001. Mr. Ajdler is 31 years of age.	2006
Timothy E. Brog	Founder and President of Pembridge Capital Management LLC and the Portfolio Manager of Pembridge Value Opportunity Fund LP since June 2004. Founder and Managing Director of The Edward Andrews Group Inc., a boutique investment bank, from 1996 to 2004. Mergers and Acquisition and Corporate Finance Associate at the law firm Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1995. Mr. Brog is 43 years of age.	2006
Allan A. Feder	An independent business consultant for more than the past five years and Chief Executive Officer of Vitarroz Corporation (a proprietary brand food company) from 1988 to 2000. In October 2006, Mr. Feder was appointed lead director of the Company. Mr. Feder is 75 years of age.	1992

Name	Business Experience During the past 5 years, Age and Other Information	Director of the Company or its Predecessors since
Stephen D. Greenberg	Managing Director, Allen & Co., LLC since January 2002. Chairman of Fusient Media Ventures, Inc. from January 2000 through December 2001. Private Investor from November 1998 to December 1999. President of Classic Sports Network, Inc. from November 1993 through October 1998. Mr. Greenberg is 58 years of age.	1993
John J. Jones	Presently engaged in the private practice of law in New York. Mr. Jones is co-founder, a member of the Board of Directors, and general counsel of Imaging Advantage LLC, a startup teleradiology company. During 2006, Mr. Jones was also a senior advisor and lobbyist for Trump Entertainment Resorts. Senior Vice President, General Counsel and Corporate Secretary for Argosy Gaming Company from January 2004 to the sale of Argosy in October 2005. Outside counsel to various businesses from December 2002 to January 2004. Managing Director of The Edward Andrews Group Inc., a boutique investment bank, and Vice Chairman and General Counsel of Legal Advantage Services, Inc. from December 2002 and January 2004. Executive Vice President, General Counsel and Corporate Secretary of RCN Corporation (a tele-communications company) and Executive Vice President, General Counsel of Commonwealth Telephone Enterprises from 1998 to December 2002. Mr. Jones is 40 years of age.	2006
Ann Kirschner	University Dean, CUNY Honors College since July 2006. President, Comma International (management consulting company, specializing in education, media and technology) since February 2003. Chief Executive Office and President of FATHOM (the first interactive knowledge network) from 1999 through January 2003. Dr. Kirschner was Vice President of Programming and Media Development for the National Football League from November 1994 through January 1999. Dr. Kirschner is 56 years of age.	1999
David M. Mauer	Chief Executive Officer of E&B Giftware, LLC since January 2003. An independent business consultant from July 2001 to December 2002. Served as President and Chief Executive Officer of Riddell Sports Inc. from 1993 until June 2001. Mr. Mauer is 58 years of age.	1996
Jack H. Nusbaum	Chairman of the New York law firm of Willkie Farr & Gallagher LLP and partner in that firm for more than thirty years. Mr. Nusbaum is also a director of W.R. Berkley Corporation. Mr. Nusbaum is 66 years of age.	1992
Richard Tarlow	Chairman of Roberts & Tarlow (an advertising agency) until 2005. Mr. Tarlow was the Chairman and President of Tarlow Advertising, a division of Revlon Inc., from 1987 to 2000 and Executive Vice President of Revlon Inc. from 1988 to 2000. Mr. Tarlow is 66 years of age.	1999

The information required by this item with respect to executive officers of the Company who are not directors of the Company is set forth in the original filing of the Company’s Annual Report on Form 10-K for the fiscal year ended March 3, 2007.

Board Operations and Meetings

The Board of Directors met 17 times during the fiscal year ended March 3, 2007. Each of the directors who served during such period attended at least 75% of the aggregate number of meetings of the Board of Directors and any committee of which they were members during such period.

The Company does not have a formal policy with regard to Board member attendance at the annual stockholders’ meeting. All directors are encouraged to attend each annual stockholders’ meeting and (1) at the first portion of the annual stockholders’ meeting, held on July 28, 2006, six of the nine directors were in attendance and (2) at the portion of the annual stockholders’ meeting adjourned until August 25, 2006, the Company did not take attendance.

The Board’s operation and responsibilities are governed by the Company’s Certificate of Incorporation, By-Laws, charters for the Board’s standing committees and the laws of the State of Delaware. Other than as set forth in the Certificate of Incorporation, no members of the Board have individual indemnification agreements with the Company.

Lead Director

On October 18, 2006 the Board of Directors appointed Allan A. Feder to serve as the Lead Director.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company’s executive officers, directors and ten percent stockholders are required under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’), to file reports of ownership and changes in ownership with the Commission. Based solely upon its review of the copies of reports furnished to the Company through the date hereof, or written representations that no reports were required to be filed, the Company believes that all filing requirements applicable to its executive officers, directors and ten percent stockholders were complied with during the fiscal year ended March 3, 2007.

BOARD COMMITTEES

COMPENSATION COMMITTEE

The Company has a Compensation Committee that is responsible for recommending officers’ remuneration and administering the Company’s 2001 Stock Incentive Plan (the ‘‘Stock Incentive Plan’’) and 1996 Stock Option Plan. The Compensation Committee is composed of independent directors of the Company. The members of the Compensation Committee for the fiscal year ended March 3, 2007 were Messrs. David M. Mauer, Timothy E. Brog (who was appointed on October 5, 2006), Richard Tarlow, and Dr. Ann Kirschner, all of whom are independent under the applicable listing standards of the NASDAQ Stock Market and none of whom is an employee of the Company. The Compensation Committee acts pursuant to a written charter adopted by the Board of Directors, a copy of which is available free of charge on the Company website (www.topps.com). The Compensation Committee held six meetings during the fiscal year ended March 3, 2007. For more information regarding the Compensation Committee, see Item 11.

AUDIT COMMITTEE

The Company has an Audit Committee that is responsible for overseeing the Company’s accounting functions and internal controls, and for recommending to the Board of Directors the selection of the Company’s independent auditors. The Audit Committee is composed of independent directors of the Company, as defined by the applicable listing standards of the NASDAQ Stock Market and the standards set forth by the Commission, and acts pursuant to a written charter adopted by the Board of Directors, a copy of which is available free of charge on the Company website (www.topps.com). The members of such committee for the fiscal year ended March 3, 2007 were as follows: (1) from February 26, 2006 through August 25, 2006: Messrs. Allan A. Feder, Stephen D. Greenberg and Edward D. Miller; (2) from August 26, 2006 through September 15, 2006: Messrs. Feder and Greenberg; and (3) from September 16, 2006 through March 3, 2007: Messrs. Feder, Greenberg and Ajdler. During the fiscal year ended March 3, 2007 there were eight meetings of the Audit Committee. At the present time, the Company does not have an ‘‘audit committee financial expert’’ as defined in the rules of the Commission. However, the Board believes that each of the current members of the Audit Committee is able to read and understand fundamental financial statements and is ‘‘financially sophisticated’’ pursuant to applicable NASD rules. Therefore, our Board of Directors has concluded that the appointment of an additional director to the Audit Committee is not necessary at this time. None of the members of the Audit Committee are employees of the Company.

NOMINATING AND CORPORATE GOVERNANCE COMMITTEE

The Nominating and Corporate Governance Committee oversees and assists the Board of Directors in reviewing and recommending nominees for election as directors, assessing the performance of the Board of Directors, developing guidelines for the composition of the Board of Directors, advising the Board regarding corporate governance matters and practices and providing oversight with respect to corporate governance and ethical conduct. The members of the Nominating and Corporate Governance Committee for the fiscal year ended March 3, 2007 were as follows: (1) from February 26, 2006 through August 25, 2006: Messrs. Allan A. Feder, Stephen D. Greenberg and Edward D. Miller; (2) from August 26, 2006 through October 5, 2006: Messrs. Feder and Greenberg, and (3) from October 6, 2006 through March 3, 2007: Messrs. Greenberg, Feder, John J. Jones, and David M. Mauer, each of whom is independent under the applicable listing standards of the NASD and none of whom is an employee of the Company. The Nominating and Corporate Governance Committee acts pursuant to a written charter adopted by the Board of Directors, a copy of which is available free of charge on the Company website (www.topps.com). The Nominating and Corporate Governance Committee met twice during the fiscal year ended March 3, 2007.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee has ever been an employee of the Company. None of the members of the Compensation Committee had a relationship requiring disclosure in this Annual Report under Items 404 or 407 of SEC Regulation S-K. See ‘‘Meetings and Committees of the Board — Compensation Committee.’’

CODE OF BUSINESS CONDUCT AND ETHICS

The Company has adopted a Code of Business Conduct and Ethics that applies to its directors and executive officers as well as to all employees of the Company. The Code of Business Conduct and Ethics is available free of charge on our website (www.topps.com). Amendments to the Code of Business Conduct and Ethics or any grant of a waiver from a provision of the Code of Business Conduct and Ethics requiring disclosure under applicable rules of the Commission will also be disclosed on the Company’s website.

STOCKHOLDER COMMUNICATIONS WITH THE BOARD

To date, the Board has not developed formal processes by which stockholders may communicate directly with directors because it believes that the existing informal process, in which any communication sent to the Board, either generally or in care of the Chief Executive Officer, Corporate Secretary, or another corporate officer, is forwarded to all members of the Board, has served the stockholders’ needs. In view of recently adopted disclosure requirements by the

Commission related to this issue, the Company may consider development of more specific procedures. Until any other procedures are developed and posted on the Company’s corporate website, any communication to the Board should be mailed to the Board, in care of the Company’s Corporate Secretary, at the Company’s headquarters in New York, New York. The mailing envelope must contain a clear notation indicating the enclosed letter is a ‘‘Stockholder-Board Communication’’ or ‘‘Stockholder-Director Communication’’. All such letters must identify the author as a stockholder and clearly state whether the intended recipients are all members of the Board or just certain specified individual directors. The Corporate Secretary will forward such communications to the Board of Directors or the specified individual director to whom the communication is directed unless such communication is unduly hostile, threatening, illegal or similarly inappropriate, in which case the Corporate Secretary has the authority to discard the communication or to take appropriate legal action regarding such communication.

ITEM 11.    EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

OVERVIEW

Our compensation program has the following objectives and underlying principles:

•	To attract, motivate and retain the executive talent necessary for us to succeed.

•	To create and maintain a performance-oriented culture that rewards results by placing a significant portion of the executive’s compensation at risk.

•	To align executives’ longer term interests with those of our stockholders.

Our compensation program for our named executive officers is straightforward and consists of base salary, annual incentive bonus awards, equity awards, health and welfare benefits and perquisites, as well as retirement plans and other compensation payable upon termination of employment or a change in control of the Company. As described below, salary, health and welfare benefits, retirement, severance and change-in-control agreements are compensation elements aimed at attracting and retaining executive talent. The annual incentive bonus plan serves to reward the attainment of financial goals and to maintain a performance-oriented culture. Equity awards are meant to align the longer term interests of executive officers with those of our stockholders. Our decision to pay a variety of different types of compensation is intended to help ensure that the named executive officers’ compensation is linked directly to the achievement of our organizational and strategic objectives.

DETERMINATION OF COMPENSATION

The Compensation Committee (the ‘‘Committee’’) of the Board of Directors oversees the compensation program. The Committee reviews, approves, oversees and in some cases establishes the compensation programs for our named executive officers. From time to time it may seek assistance with parts of the compensation program from outside consultants and from certain Company employees.

In fiscal 2007, the Committee retained Frederic W. Cook & Company, an independent consultant, to conduct a study of Chief Operating Officer pay levels and compensation practices nationally and as compared to a peer group to review the compensation paid to our President and Chief Operating Officer, Mr. Scott Silverstein. The difficulty in matching the Company to the peer group led to a greater reliance on national trends. Cook found that Mr. Silverstein’s base salary and annual incentive bonus were generally competitive but that total direct compensation required long term incentives to be more competitive. These results were reported to the Committee and were considered in the drafting of Mr. Silverstein’s employment agreement, which was entered into in January 2007.

With respect to compensation decisions made during the 2007 fiscal year, the Committee approved the Annual Incentive Bonus Plan and reviewed performance of the named executive officers and granted annual salary increases and issued stock options to named executive officers.

COMPENSATION ELEMENTS

Base Salary

The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. Base salary and annual increase amounts for our Chief Executive Officer, Mr. Arthur Shorin, and our President and Chief Operating Officer, Mr. Scott Silverstein, are reviewed, considered and recommended to the Board of Directors by the Committee, provided that the actions of the Committee must be ratified by the full Board of Directors for any compensation decision applicable to the President, Chief Operating Officer, Chief Executive Officer and/or Chairman of the Board. The base salary and annual increase amounts for the other named executive officers are first reviewed and considered by Messrs. Shorin and/or Silverstein, who then make recommendation to the Committee, which then reviews, considers, and approves the same. In establishing salary limits, our Chief Executive Officer, our President and Chief Operating Officer and the Committee use information from commercial surveys and other publicly available sources to consider base salary levels of executives with similar responsibility in U.S. companies based upon the size of the company (in terms of revenue), industry group and geography. The experience of each named executive officer in his or her position and each individual’s actual performance over the past year, as reported by the Chief Executive Officer and/or Chief Operating Officer, is an important consideration. Base salaries are intended to fall between the 50th and 75th percentile of market data but the Committee also considers the nature of the specific industries in which we participate and particular issues facing us in determining appropriate base salary.

With the exception of Mr. Shorin, who waived any increase in base salary for fiscal year 2007, the base salaries of the named executive officers were reviewed on or about the anniversary of their last salary increase. No increase in base salary was made to Mr. Silverstein because his review fell in the middle of the fiscal year and the Committee did not want to increase his salary prior to the successful delivery of fiscal 2007 results. Increases averaging 5.5% were made to the other named executive officers’ base salaries. In determining these increases, the Committee considered the recommendations of the Chief Executive Officer and the Chief Operating Officer, individual factors referenced above, and business unit and corporate performance.

Annual Incentive Bonus Awards

Annual incentive awards are designed to reward the achievement of operating profit goals, which are set at the beginning of the fiscal year, for business units and the Company. At the beginning of the Company’s fiscal year, management prepares its operating profit goals (subject to certain adjustments) for the Company’s business units and for the Company overall. Management then recommends this plan to the Committee as the Company’s operating goals for that fiscal year, and the Committee reviews, considers and approves this plan (the ‘‘Annual Incentive Bonus Plan’’). For fiscal year 2007, the Committee also approved management’s recommendation that executive officers with specific business unit responsibility derive 75% of their incentive opportunity from that unit’s results and 25% from overall corporate results. Named executive officers without specific business unit responsibility derive 100% of their incentive bonus opportunity from overall Company results. The philosophy is to reward strong business unit results while encouraging cooperation between units to ensure that overall corporate results are met. The Committee has the discretion to amend the Annual Incentive Bonus Plan and performance goals contained therein upon the occurrence of an extraordinary event which prevents a unit or the overall business from achieving a profit goal that otherwise would have been met. The Committee did not consider any such discretionary amendments to the Annual Incentive Bonus Plan in fiscal 2007. The Committee believes that it is important for named executive officers and executive officers to have a significant portion of their pay at risk. This is to encourage, reward and maintain an environment that pays for performance, which the Committee believes serves the stockholders’ interests. The annual incentive bonus is paid in cash with the exception of the Chief Operating Officer. If earned, the Chief Operating Officer’s incentive award is paid 80% in cash and 20% in restricted stock that vests over three years. The payment of 20% of the incentive bonus award in restricted stock is meant to increase the equity portion of his overall compensation to more closely align his overall compensation with our shareholders’ interests.

In fiscal 2007, named executive officers had a maximum incentive bonus opportunity of 60% of base salary, with the exception of Mr. Silverstein whose maximum incentive bonus opportunity was 90% of base salary. For fiscal 2007, named executive officers that are part of the Company’s corporate structure as a whole (i.e. responsibilities over all business units) – namely Mr. Shorin, Mr. Silverstein and Ms. Jessup – received their bonuses based upon the Company’s ability to meet and exceed the Company’s overall operating profit plan (subject to certain adjustments) for fiscal 2007 of $19,452,000. For fiscal 2007, named executive officers that are specifically responsible for the Company’s U.S. Entertainment unit – namely Mr. Friedman and Mr. Friss – received their bonuses based 25% upon the Company’s ability to meet the overall operating profit plan and 75% upon the U.S. Entertainment unit’s ability to meet and exceed its operating profit plan (subject to certain adjustments) for fiscal 2007 of $12,749,000. In fiscal 2007, each of the named executive officers received an incentive bonus under the Annual Incentive Bonus Plan in the first quarter of fiscal 2008 based upon the financial performance of the Company in fiscal 2007. Accordingly, Mr. Shorin and Ms. Jessup received a bonus of approximately 53% of base salary, which was equal to $467,811 for Mr. Shorin and $149,065 for Ms. Jessup. Mr. Silverstein received a bonus of approximately 79% of base salary, which bonus was equal to $266,414 and 6,653 shares of Company common stock. Mr. Friedman and Mr. Friss received a bonus of approximately 58% of base salary, which was equal to $163,002 for Mr. Friedman and $157,763 for Mr. Friss. See the Grants of Plan-Based Awards Table for a further discussion of these incentive bonus awards.

Equity Awards

We use equity awards, in the form of stock options, to provide long-term incentive compensation opportunities to our named executive officers. These equity awards serve to align the long-term interests of our named executive officers with those of the stockholders. Individual equity awards for Mr. Shorin and Mr. Silverstein are reviewed, considered and recommended to the Board of Directors by the Committee, provided that the actions of the Committee must be ratified by the full Board of Directors for any compensation decision applicable to the President, Chief Operating Officer, Chief Executive Officer and/or Chairman of the Board. The individual equity awards for the other named executive officers are first reviewed and considered by Messrs. Shorin and/or Silverstein, who then make recommendation to the Committee, which then reviews, considers, and approves these equity awards. When determining these equity award amounts, the Committee, Mr. Shorin and Mr. Silverstein consider the following: a subjective determination of the named executive officer’s position, contribution to our business, prior option grants and the named executive officer’s ability to affect our future success. In the past, options were granted with an exercise price equal to the closing market price of the stock on the day immediately prior to the grant date. In April 2006, we amended our 2001 Stock Incentive Plan so that options would be granted with an exercise price equal to the closing market price of the stock on the grant date. Options generally vest within a three to five-year period and expire ten years after the grant date. The Committee does not backdate stock option grants nor does it reprice grants once they have been made.

Of the factors the Committee considers in granting options, the employee’s contribution to our business is generally weighted heavily relative to the other considerations. While option grants are reviewed annually, grants are not made annually. Of the named executive officers, only Mr. Friss received a stock option grant, of 35,000 shares, in fiscal 2007. Mr. Friss’ stock option grant was in recognition of two principal factors: (1) his outstanding performance as VP – General Manager, Entertainment in fiscal 2006, and the indications that his results in fiscal 2007 would likely be excellent, and (2) the Committee’s recognition that results beyond fiscal 2007 are highly dependent on longer term actions and its desire to incentivize him accordingly.

We have adopted an Insider Trading Policy which prohibits trading on inside information as defined by the Commission. The policy explicitly prohibits directors, officers or other employees from trading, either directly or indirectly, after becoming aware of material nonpublic information related to the Company and during certain other pre-determined periods of time (e.g. ‘‘black out’’ periods).

Health and Welfare Benefits

To attract and retain employees, we offer a standard range of health and welfare benefits to all employees, including our named executive officers. Our named executive officers participate in employee benefit plans generally available to all employees on the same terms as similarly situated employees. In addition, and further to our efforts to attract and retain executive officers, the named executive officers participate in the Officer’s Medical Program which pays the difference between what the provider charges and the amount our standard health plan pays, for all medical, dental and vision services except: cosmetic procedures, experimental procedures and some forms of alternative medicine as defined by the insurance carrier, athletic appliances, and prescription drugs. The named executive officers contribute 25% of the prior year’s premium to participate in the current year program. The value of the benefits provided by us under the Officer’s Medical Plan is presented in the All Other Compensation Table.

PERQUISITES AND OTHER PERSONAL BENEFITS

The Compensation Committee does not believe that perquisites should play a significant part in compensation or be used as a device to separate named executive officers from other executives. Accordingly, the use of perquisites as a part of compensation is kept to a minimum. We provide each named executive officer the choice between an insured leased vehicle and an annual $8,000 vehicle allowance. In addition, each named executive officer receives gas credit cards to be used for the purchase of fuel for business and personal use. The Chief Executive Officer also has use of the Company’s car and a driver. The cost of these perquisites to us is presented in the All Other Compensation Table.

RETIREMENT PLANS

Defined Benefit Pension Plan

We maintain a tax-qualified non-contributory defined benefit pension plan (the ‘‘Retirement Plan’’) in which our named executive officers participate. In late fiscal 2006, the Committee recommended that the Board of Directors freeze the Retirement Plan in order to reduce long term costs and exposure to investment risks. It was recommended that a 401(k) Savings Plan match (described below) be put in place to help offset the loss of the defined benefit pension plan for current employees and to serve as an attractive benefit to prospective employees. The Board of Directors agreed with this recommendation, and the Retirement Plan was frozen as of April 1, 2006. As a result, compensation earned and employment with the Company after March 31, 2006 will be disregarded for purposes of the Retirement Plan when determining the pension benefits of the plan participants at retirement. However, service with the Company after March 31, 2006 will continue to be counted for purposes of vesting under the Retirement Plan.

The value of the frozen defined benefit pension plan for each named executive officer and a description of the method for calculating benefits thereunder is presented in the Pension Benefits Table and the narrative that follows.

CEO’s Supplemental Pension Agreement

Due to the maximum benefit limitations that apply under the Internal Revenue Code of 1986, as amended (the ‘‘Code’’) with respect to Mr. Shorin’s qualified pension benefits, on June 1, 2001, the Company has entered into an Supplemental Pension Agreement with Mr. Shorin (the ‘‘Supplemental Pension Agreement’’). This Supplemental Pension Agreement was intended to provide an additional retention incentive to encourage Mr. Shorin to continue his employment with the Company. The value of the Supplemental Pension Agreement and the method for calculating benefits is presented in the Pension Benefits Table and the narrative that follows.

Retiree Health Plan Benefits

Employees, including named executive officers, who were hired prior to January 1, 1996, retire from the Company after reaching age 65 with at least 20 years of service and are enrolled in Medicare

A and B at the time of retirement are eligible for a Medicare insurance wrap around program (the ‘‘Retiree Medical Plan’’). The Retiree Medical Plan pays for many of the services and deductibles not covered by Medicare. Effective April 1, 2006 the Retiree Medical Plan was amended to provide that employees, including named executive officers, who retire on or after that date and who are otherwise eligible for retiree medical coverage will be required to pay the applicable plan year premium costs for such coverage to the extent the annual premium costs exceed $7,700 for individual coverage and $15,400 for individual and spousal coverage. The Board of Directors made this change at the recommendation of the Committee, which believed a cap on expenses was necessary to reduce future liabilities. The change does not affect other retiree medical costs that are required to be paid by a retiree or his/her dependent, such as copays, fees for services not covered or other limitations that apply to covered expenses. The Retiree Medical Plan was implemented by the Committee to encourage and reward executive officers for long service tenures with the Company.

401(k) Savings & Investment Plan

Employees, including named executive officers, are eligible for and are encouraged to participate in the Company-wide, tax-qualified, defined contribution employee savings plan (the ‘‘Savings Plan’’) as a way to help provide for their retirement years. As a result of the freezing of the Retirement Plan described above, beginning April 1, 2006, the Board of Directors decided to implement employer matching contributions for all participants in the Savings Plan. The employer matching contribution is fully vested and equals 100% of the first 6% of an eligible employee’s compensation that is contributed to the Savings Plan as a 401(k) elective deferral contribution. The maximum employer matching contribution limitations are based on the employee’s W-2 income, excluding compensation in excess of IRS limits, which may change from year to year. In addition, those employees, including named executive officers, who had at least 5 years of employment with us as of April 1, 2006, and whose age and years of service totaled at least 65, but less than 75, are eligible for a nonelective employer contribution to the Savings Plan equal to 8% of their eligible compensation each plan year. Employees, including named executive officers, who had at least 5 years of employment with the Company as of April 1, 2006, and whose age and years of service totaled 75 or more, are eligible for a nonelective employer contribution equal to 10% of their eligible compensation each plan year. The increased percentages for higher age and years of service were implemented to provide a greater benefit to the employees that were more adversely impacted by the freezing of the Retirement Plan. In all cases, an employee must be on the payroll on the last day of the plan year to be eligible for a Company match or contribution. Employees who terminate employment after age 65 or due to disability will be deemed to be employed on the last day of the plan year for purposes of receiving an allocation in the year the employee terminates. IRS limits on contribution amounts apply to the Savings Plan.

Contributions to the 401(k) Savings Plan may be invested in any of eight different investment vehicles plus balanced lifestyle funds. We believe that employees should diversify their investments and do not provide Company stock as an investment alternative. Company matches and contributions to named executive officers 401(k) plans are included in the All Other Compensation Table.

SEVERANCE BENEFITS

In July 2004, the Board of Directors adopted an executive severance plan (the ‘‘Executive Severance Plan’’) at the recommendation of the Committee for the purpose of providing a uniform severance policy for key executives, including the named executive officers, and enhancing our ability to attract and retain key executives by assuring them of adequate severance pay in the event of an involuntary termination of their employment. Neither Mr. Shorin nor Mr. Silverstein are eligible for the Executive Severance Plan since they each have employment agreements that cover their severance benefits. The participants in the Executive Severance Plan are determined by the Chief Executive Officer and currently consist of our executive officers, including all named executive officers (other than Messrs. Shorin and Silverstein).

EMPLOYMENT AGREEMENTS

Chief Executive Officer’s Employment Agreement

We are party to an employment agreement with Arthur T. Shorin, our Chief Executive Officer. During fiscal 2008, the term of Mr. Shorin’s employment agreement was extended until May 31, 2008, subject to the execution of definitive documentation. At the end of this one-year term, Mr. Shorin will have the right to extend the term through May 31, 2009. During the first and, if applicable, second year of the extension, Mr. Shorin offered to reduce his annual base salary from $885,000 to $500,000 and to waive his $500,000 extension bonus. Severance amounts required to be paid to Mr. Shorin in connection with any termination of his employment continue to be based on his unreduced base salary. The documentation relating to the amendment of Mr. Shorin’s employment agreement has not yet been finalized. Mr. Shorin is also entitled to an annual target bonus opportunity which is not less favorable than that provided for our other executive officers. The employment agreement also provides for certain payments to Mr. Shorin upon his termination of employment, as described under ‘‘Potential Payments upon Termination or Change-in-Control.’’ Under the terms of the employment agreement, we are required to make annual contributions to a rabbi trust to fund Mr. Shorin’s Supplemental Pension Agreement.

At the end of the term of the agreement, Mr. Shorin may request a two-year extension of the agreement on equivalent terms with a minimum base salary adjusted for increases in the cost of living since June 1, 2007 and a $500,000 extension bonus. If we choose not to extend the term requested by Mr. Shorin or if Mr. Shorin elects to retire at the end of the two-year term rather than seek an extension of the term, Mr. Shorin will be entitled to severance compensation and a consulting arrangement.

On March 5, 2007, in connection with the merger which, if consummated, will result in our becoming a subsidiary of Tornante-MDP Joe Holding LLC (‘‘Tornante’’), we entered into a letter agreement with Tornante and Mr. Shorin (the ‘‘Employment Letter’’). Under the Employment Letter, upon the consummation of the merger, Mr. Shorin’s existing employment agreement would be amended and Mr. Shorin would agree, among other things, to retire within 60 days after the date of such consummation. Pursuant to the Employment Letter, after the merger, Mr. Shorin will remain as a consultant to us in accordance with the terms of his existing employment agreement. In addition, Mr. Shorin will surrender his right to receive compensation to which he is entitled under his existing employment agreement upon a change in control of the Company.

Chief Operating Officer’s Employment Agreement

In fiscal 2007, upon the Committee’s recommendation, the Board of Directors approved a three-year employment agreement for Mr. Silverstein, our Chief Operating Officer. We decided to enter into an employment agreement with Mr. Silverstein to provide a continuity of leadership for the Company. After the initial term that expires on December 31, 2009, Mr. Silverstein’s agreement automatically renews for consecutive one-year periods unless written notice is given by Mr. Silverstein or us 90 days before the agreement’s expiration date. Mr. Silverstein’s agreement provides for a base salary of not less than $420,000 per year, an annual performance review, and a maximum annual incentive bonus opportunity of up to 90% of base salary. Any incentive bonus payment is to be paid 80% in cash and 20% in restricted stock. In addition, Mr. Silverstein is entitled to benefits consistent with, but not less than, other senior executives of the Company including a car allowance (currently $8,000 per year) and participation in the Officer’s Medical Program. The agreement also provides for certain severance payments upon a termination of his employment as discussed under ‘‘Potential Payments upon Termination or Change-in-Control.’’

IMPACT OF TAX AND ACCOUNTING TREATMENT

Section 162(m) of the Code generally disallows a tax deduction to public companies for annual compensation over $1 million paid to the Chief Executive Officer and any of the three other most highly compensated executive officers, except to the extent such compensation qualifies as

‘‘performance based’’. Only Mr. Shorin has received compensation in excess of the Section 162(m) limits in the past and all other compensation has been fully deductible by the Company. While the Committee’s policy has always been to pursue a strategy of maximizing deductibility of compensation for the named executive officers, it also believes it is important to maintain the flexibility to take actions it considers in the best interests of the Company and our stockholders, which are necessarily based on considerations in addition to Section 162(m).

In addition to considering the tax consequences, the Committee considers the accounting consequences, including the impact of the Financial Accounting Standard Board’s Statement of Financial Accounting Standards 123(R), in determining the amounts and types of awards to be paid to employees. The Company’s severance programs have not been amended to date to reflect the payment restrictions under Section 409A of the Code. The Company intends to make amendment to the severance programs to comply with Section 409A before the end of the 2007 calendar year.

Report of the Compensation Committee

The Compensation Committee has reviewed and discussed the foregoing Compensation Disclosure and Analysis with the management of the Company. Based on this review and discussion, we recommend to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report.

David Mauer, Committee Chair Timothy Brog Ann Kirschner Richard Tarlow

June 29, 2007

TABLES

The following table sets forth information regarding the compensation of (i) our Chief Executive Officer, (ii) our Chief Financial Officer, and (iii) the three most highly compensated persons who were executive officers in the fiscal year ended March 3, 2007 (each a ‘‘named executive officer’’). Our fiscal 2007 was comprised of 53 weeks, and all amounts reported on the below tables reflect compensation for this 53 week period.

Summary Compensation Table

Name	Principal Position	Fiscal Year	Salary (1)	Option Awards(2)	Non-Equity Incentive Plan Compensation (3)	Change in Pension Value & Non-qualified Deferred Compensation Earnings (4)	All Other Compensation (5)	Total
Arthur Shorin	Chairman CEO	2007	$902,019	—	$467,811	$763,397	$76,271	$2,209,498
Catherine Jessup	VP – CFO	2007	$283,961	—	$149,065	$10,834	$38,681	$482,541
Scott Silverstein	President – COO	2007	$428,077	$102,490	$333,018	$9,910	$50,072	$923,567
Ira Friedman	VP – Publishing & New Product Development	2007	$280,539	—	$163,002	$21,104	$51,464	$516,109
Warren Friss	VP – GM Entertainment	2007	$273,519	$16,248	$157,763	$7,292	$28,051	$482,873

(1)	The amounts reported represent base salaries paid to each of named executive officer for fiscal 2007.
(2)	These amounts represent the dollar value of stock option awards recognized as compensation cost for financial reporting purposes in accordance with FAS 123R for fiscal 2007. See Footnote 13 of the financial reports contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 3, 2007 (which was filed with the Commission on June 1, 2007).
(3)	The amounts reported represent the annual performance bonus earned by each of the named executive officers for fiscal year 2007 under the Annual Incentive Bonus Plan. In the case of Mr. Scott Silverstein, 80% of his bonus was paid in cash and 20% was paid in the form of restricted stock which is subject to vesting in three equal installments over the next three years.
(4)	This column reflects the increase in the present value of pension benefits from February 25, 2006 to March 3, 2007. Assumptions used to determine the values are the same as those disclosed in Topps financial statements (discount rate of 5.7%, lump sum conversion rate of 4.7%, and assumed lump sum election rate of 50% in 2006 and 60% in 2007) with the exception of the assumed retirement age and the assumed probabilities of leaving employment prior to retirement. The lump sum conversion rate for Mr. Shorin used was the applicable interest rate as of February 25, 2006 (4.73%) and March 3, 2007 (4.85%) per the provisions of the plans. Retirement was assumed to occur at the earliest possible unreduced retirement age (current age for Mr. Shorin and age 65 for all other executives). Accrued benefits were used as of each date and reflect the freezing of benefit accruals in the qualified pension plan (frozen as of April 1, 2006). To estimate the accrued benefits as of February 25, 2006, the frozen pension benefit was pro-rated on elapsed service.
(5)	All other compensation includes perquisites, other personal benefits, and contributions to the Company’s 401(k) plan. For further detail consult the table ‘‘All Other Compensation’’ below.

All Other Compensation

The following table sets forth the detail of the column labeled ‘‘All Other Compensation’’ in the Summary Compensation Table for each named executive officer listed.

Name	Perquisites & Other Personal Benefits	Registrant Contributions to Defined Contribution Plans (6)	Dividends/Earnings Paid on Stock/ Option Awards	Other	Total
Arthur Shorin (1)	$59,771	$16,500	—	—	$76,271
Catherine Jessup (2)	$25,153	$13,528	—	—	$38,681
Scott Silverstein (3)	$24,573	$17,227	$272	$8,000	$50,072
Ira Friedman (4)	$25,663	$25,801	—	—	$51,464
Warren Friss (5)	$17,995	$10,056	—	—	$28,051

(1)	The value of Mr. Shorin’s perquisites and other personal benefits is $59,771, which represents the cost of a company car and a portion of the time allocable to the company driver. The total for the company car represents the cost of the lease of the car, the rental expense for the parking garage, and amounts expended for gasoline, maintenance and repairs.

(2)	The value of Ms. Jessup’s perquisites and other personal benefits is comprised of $22,599, which is the cost of a company car, and $2,554 in medical expenses under the Officer’s Medical Program, which is paid for by the Company. The total for the company car represents the cost of the lease of the car and amounts expended for gasoline, maintenance and repairs.
(3)	The value of Mr. Silverstein’s perquisites and other personal benefits is comprised of $8,000 in auto allowance which the Company pays as cash in lieu of providing a company car, $4,216 in gasoline, maintenance and repairs, and $12,357 in medical expenses paid for by the Company under the Officer’s Medical Program. Mr. Silverstein also earned $272 in dividends in fiscal 2007 in respect of shares of restricted stock held by him. This amount also includes $8,000 reimbursement for attorneys’ fees in connection with the negotiation of Mr. Silverstein’s employment agreement.
(4)	The value of Mr. Friedman’s perquisites and other personal benefits is comprised of $16,209, which is the cost of a company car, and $9,454 in medical expenses paid for by the Company under the Officer’s Medical Program. The total for the company car represents the cost of the lease of the car and amounts expended for gasoline, maintenance and repairs.
(5)	The value of Mr. Friss’ perquisites and other personal benefits is comprised of $17,167, which is the cost of a company car, and $828 in medical expenses paid for by the Company under the Officer’s Medical Program. The total for the company car represents the cost of the lease of the car and amounts expended for gasoline, maintenance and repairs.
(6)	This column represents the Company’s contribution to the 401(k) accounts of each of the named executive officers. With respect to Messrs. Shorin and Friedman, it also includes a special ‘‘401(k) Transition’’ contribution of $16,500 and $13,200, respectively. This ‘‘401(k) Transition’’ contribution was granted to certain qualified participants of the Company’s Pension Plan whose benefit accruals were frozen in April of 2006.

Grants of Plan-Based Awards

The following table sets forth the information as to the awards granted under the Annual Incentive Bonus Plan for the year ended March 3, 2007 for each of the named executive officers.

Name	Grant Date	Estimated Potential Payouts Under Non-Equity Incentive Plan Awards (1)		All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
		Threshold	Maximum
Arthur Shorin	—	$265,500	$531,000	—	—	—
Catherine Jessup	—	$84,600	$169,200	—	—	—
Scott Silverstein (2)	—	$189,000	$378,000	—	—	—
Ira Friedman	—	$21,000	$168,000	—	—	—
Warren Friss	4/11/2006	$20,325	$162,600	35,000	$7.94	$81,239

(1)	Under the Company’s Group Incentive Bonus Plan, Executive Officers’ bonuses (with the exception of Mr. Silverstein) range from 0 – 60% of their base salary. For Mr. Friedman and Mr. Friss, 75% of their maximum bonus opportunity is dependent on their Entertainment business unit’s performance, and 25% is dependent on the overall corporate achievement of profit goals. The bonuses for Ms. Jessup and Mr. Shorin, who do not belong to a business unit, are totally dependent on the overall corporate achievement of profit goals. Mr. Silverstein is entitled to a maximum bonus opportunity of 90% of base salary, all of which is dependent on corporate achievement of profit goals. Eighty percent of Mr. Silverstein’s bonus is paid in cash and the remaining 20% is paid in equivalent value of shares of restricted stock, with equal portions vesting over three years from the date of grant. Bonuses start accruing at 50% of maximum bonus opportunity once the threshold of profit targets has been reached. They continue to accrue up to a point when the maximum bonus opportunity has been achieved based on the corporate profit goals established at the beginning of the fiscal year.
(2)	Because the bonus under the Annual Incentive Bonus Plan for fiscal 2007, including the portion paid in the form of restricted stock, was paid in fiscal 2008 after the Company’s financial results for fiscal 2007 were available, the restricted stock granted to Mr. Silverstein that is disclosed in footnote 1 above will appear in the Grants of Plan Based Awards Table in 2008.

Outstanding Equity Awards At Fiscal Year-End

The following table includes only those stock options and restricted share grants outstanding at the end of fiscal 2007 for the named executive officers.

Name	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (2) ($)
Arthur Shorin	246,000	—	2.2187	12/31/2007	—	—
	36,500	—	3.1250	7/19/2008	—	—
	250,000	—	4.3750	3/1/2009	—	—
	50,000	—	8.5200	7/29/2013	—	—
Catherine Jessup	8,333	—	3.4375	4/28/2007	—	—
	30,000	—	3.1250	7/19/2008	—	—
	38,000	—	4.5625	3/16/2009	—	—
	10,000	—	7.3125	9/24/2009	—	—
	10,000	—	9.3750	6/8/2010	—	—
	75,000	—	8.5200	7/29/2013	—	—
Scott Silverstein (1)	—	—	—	—	1,698	15,282
	54,000	—	2.2187	12/31/2007	—	—
	30,000	—	3.1250	7/19/2008	—	—
	35,000	—	4.5625	3/16/2009	—	—
	10,000	—	7.3125	9/24/2009	—	—
	60,000	—	7.5000	3/1/2010	—	—
	75,000	—	8.5200	7/29/2010	—	—
	133,333	66,667	9.2300	8/4/2014	—	—
Ira Friedman	10,000	—	7.3125	9/24/2009	—	—
	12,000	—	9.3750	6/8/2010	—	—
	60,000	—	8.5200	7/29/2013	—	—
Warren Friss	21,084	—	7.5000	3/1/2010	—	—
	25,000	—	10.2900	6/28/2011	—	—
	75,000	—	8.5200	7/29/2013	—	—
	—	35,000	7.9400	4/11/2016	—	—

All stock options currently outstanding and not fully vested have vesting periods of three years, in which one-third of the options vest on the first, second and third anniversary of the grant date, except that Mr. Friss’ grant of 35,000 options vests in annual increments over a five-year period.
(1)	Scott Silverstein was granted 2,546 shares of stock on April 1st, 2005 that vest over a 3-year period, 848 vested April 1st, 2006.
(2)	Based upon the $9.00 per-share closing price of Company common stock on March 2, 2007 (the last trading day of fiscal 2007).

Option Exercises and Stock Vested

The table below provides information as to the exercise and vesting respectively, of stock options and/or shares of restricted stock for fiscal 2007 for each of the named executive officers.

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Arthur Shorin	—	—	—	—
Catherine Jessup	16,667	$90,737	—	—
Scott Silverstein	25,000	$130,563	848	$6,445
Ira Friedman	—	—	—	—
Warren Friss	—	—	—	—

Pension Benefits

The following table sets forth the retirement benefits accrued or payable from our defined benefit plans for the fiscal 2007 year.

	Plan Name	Years of Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Arthur Shorin	Supplemental Pension Agreement/Retirement Plan	48	$8,265,387	$97,500
Catherine Jessup	Retirement Plan	10	$164,412	—
Scott Silverstein	Retirement Plan	12	$142,354	—
Ira Friedman	Retirement Plan	17	$306,546	—
Warren Friss	Retirement Plan	10	$103,522	—

Retirement Plan.    The normal retirement benefit under the Retirement Plan is payable in the form of a ‘‘straight life’’ annuity and is equal to the greater of (i) 1.6667% of the participant’s highest average W-2 compensation multiplied by the participant’s years of credited service not in excess of 30 years, plus .25% of the participant’s highest average compensation, subject to IRS limitations, multiplied by the participant’s years of credited service in excess of 30 years, reduced by 50% of the participant’s estimated primary Social Security benefit determined on the basis of the participant’s earnings from the Company, or (ii) $204 multiplied by the participant’s years of credited service not in excess of 20 years, plus $144 multiplied by the participants credited service in excess of 20 years (but not to exceed 10 additional years). The ‘‘highest average compensation’’ for purposes of determining the normal retirement benefit is equal to one-fifth of the total compensation, subject to IRS limitations, that is paid to a participant by the Company for the 60 consecutive-month period in which the participant’s compensation was greatest during the 120-month period prior to the freezing of the Retirement Plan.

Supplemental Pension Agreement.    Benefits under the Supplemental Pension Arrangement are computed in accordance with the same formula applied under the Retirement Plan without regard to the limitations imposed by Sections 415 and 401(a)(17) of the Code. However, compensation attributable to stock appreciation rights and stock options is not taken into account in determining the highest average compensation for purposes of the Supplemental Pension Agreement. The Company maintains a rabbi trust in connection with the Supplemental Pension Agreement. As of fiscal year end 2007, the assets under the rabbi trust had a market value of $8,550,079. In addition, effective March 1, 2006, as required by the distribution rules under Section 401(a)(9) of the Code, Mr. Shorin began receiving retirement benefits equal to $90,000 per year pursuant to an annuity purchased by us in connection with the termination of our former Pension Plan in 1985.

Potential Payments upon Termination or Change-in-Control

Executive Severance Plan.    As noted above, we maintain an Executive Severance Plan which provides for certain payments upon the termination of our named executive officers prior to, in connection with or following a change in control of the Company. The Executive Severance Plan provides for a severance payment in the event a participant’s employment with the Company is terminated (i) by the Company without cause (not in connection with a change in control of the Company) or (ii) by the Company without cause or by the participant for good reason (in either case, in connection with a change in control of the Company or within two years following such change in control). The amount of severance payable upon a termination not in connection with a change in control is based on the participant’s years of service with the Company. Following such termination, a participant is entitled to severance equal to six weeks of base salary plus one week of base salary for every year of service (rounded up after completion of six months), with a minimum of eight weeks of base salary. The amount of severance payable upon a termination in connection with or within two years following a change in control is equal to two times the sum of the participant’s (i) then current base salary and (ii) highest annual incentive award paid with respect to the three fiscal years prior to the termination date. Named executive officers receiving severance payments under the Executive Severance Plan are subject to certain restrictions, including confidentiality requirements during and following termination of employment in connection with a change in control. We are not obligated to pay anything beyond vested benefit amounts to any named executive officer who resigns voluntarily.

Mr. Shorin’s Employment Agreement.    Pursuant to the terms of Mr. Shorin’s employment agreement, if Mr. Shorin is terminated without ‘‘cause’’ or resigns for ‘‘good reason’’ (as defined in the employment agreement), he will receive a full or prorated bonus for the year of termination (based on the time within the fiscal year that the termination occurs), and a lump sum severance payment will be made as liquidated damages in an amount equal to three times Mr. Shorin’s base salary plus his highest annual bonus paid for the three fiscal years ended prior to the date of termination. The base salary amount used for purposes of calculating Mr. Shorin’s severance is his former base salary $885,000, despite the fact that his current agreement as amended provides for a base salary of $500,000, as discussed above. In addition, he will continue to participate in all of our benefit plans for a period of three years following such termination, and all of his unvested stock options will vest and remain exercisable in accordance with their terms.

The agreement also requires that, in the event any payments made upon his termination of employment are treated as ‘‘parachute payments’’ subject to excise taxes under federal tax law, we will make an additional payment to the applicable tax authorities on behalf of Mr. Shorin so that his after-tax position is the same as if the payments were not subject to an excise tax. In the event of Mr. Shorin’s termination without cause or resignation for good reason, as defined in his employment agreement, any severance compensation paid to Mr. Shorin is counted in determining his highest average compensation for purposes of his Supplemental Pension Agreement and Mr. Shorin will be credited with three additional years of service for pension purposes.

If we choose not to extend the term of his employment agreement, Mr. Shorin’s employment will terminate on May 31, 2009, or May 31, 2010 if an interim two-year extension is approved by the Board of Directors as discussed above, and he will be entitled to the severance compensation outlined above for a termination without cause for two years instead of three. If Mr. Shorin elects to retire at the end of the term rather than seek an extension of the Term, Mr. Shorin will be entitled to the severance compensation outlined above for one year instead of three. In addition, the employment agreement provides that if the term is not extended beyond May 31, 2009, or May 31, 2010, as applicable, or if Mr. Shorin retires at the end of the term, the Company will offer Mr. Shorin a three-year post-employment consulting agreement providing for a $350,000 annual consulting fee in return for Mr. Shorin’s continued part-time services. In addition to the consulting fees, Mr. Shorin will be entitled to continued participation in all executive perquisites, a suitable office with secretarial support in midtown Manhattan and a suitable car and driver.

Mr. Silverstein’s Employment Agreement.    Pursuant to the terms of Mr. Silverstein’s employment agreement, if Mr. Silverstein is terminated without ‘‘Cause’’ or resigns for ‘‘Good Reason’’ as defined in his agreement, he would receive 18 months’ base salary in a lump sum, plus an incentive payment equal to the greater of the average incentive earned in the prior three fiscal years or 50% of the target incentive for the year prior to the year of termination. He would also receive the cost of COBRA benefits plus the difference between what the insurance pays for services and what the provider charges (except for cosmetic procedures, prescriptions drugs, athletic devices, experimental procedures and some alternative medicine treatments) for 18 months following the month of termination.

If Mr. Silverstein’s contract is not renewed, he will receive a lump sum payment equal to 12 months base salary plus an incentive payment equal to the average incentive earned in the last three years, or 50% of the target incentive for the year prior to the year of termination, whichever is greater, and the medical benefits described in the preceding paragraph except that the period will be 12 months.

If there is a ‘‘Change in Control’’ and Mr. Silverstein is terminated as a result, he would receive two times the sum of (i) his then current base salary and (ii) his highest incentive award paid in the last three fiscal years, plus a prorated incentive for the current fiscal year if the effective date of termination is on or after the first day of the seventh month of the fiscal year. He will receive medical benefits for 18 months as described above and any unvested options will immediately vest.

If Mr. Silverstein’s employment terminates as a result of his death or disability, he would receive any unpaid incentive for any completed fiscal year and a pro rata incentive (determined using the annual incentive paid or payable in the immediately prior fiscal year) based on the number of days elapsed from the start of the fiscal year in which the termination occurs and including the date of termination. Any options, shares of restricted stock or other equity compensation held by Mr. Silverstein would vest immediately. Health benefits provided to Mr. Silverstein and his covered dependents as of the date of termination would continue in accordance with COBRA at his expense or his estate or his dependents as the case may be.

If Mr. Silverstein’s employment terminates for ‘‘Cause’’, he would only be eligible for ‘‘Accrued Obligations’’ as defined by his agreement.

The following tables set forth information based upon certain assumptions as to the potential contractual payments due upon termination of employment prior to or following a change in control for each named executive officer. These payments are based on the assumption that the payment event occured on the last day of our 2007 fiscal year.

Potential Payments upon Termination or Change in Control – Arthur Shorin

Benefit		Voluntary	For Cause	Death	Disability	Without Cause/For Good Reason	Without Cause/For Good Reason following Change in Control
Cash Severance		—	—	$500,000	—	$4,058,433	$4,058,433
Retirement Benefits	DB Plan	—	$8,265,387	$8,265,387	$8,265,387	$8,265,387	$8,265,387
Other Benefits	Health & Welfare	—	—	—	$24,909	$74,727	$74,727
	Perquisites	—	—	—	—	$672,000	$672,000

Total		—	$8,265,387	$8,765,387	$8,290,296	$13,070,547	$13,070,547

Potential Payments upon Termination or Change in Control – Scott Silverstein

Benefit		Voluntary	For Cause	Death	Disability	Without Cause/For Good Reason	Without Cause/For Good Reason following Change in Control
Cash Severance		—	—	—	—	$853,290	$1,506,036
Equity	Restricted Stock	—	—	$15,282	$15,282	$15,282	$15,282
Other Benefits	Health & Welfare	—	—	—	—	$45,858	$45,858
Total		—	—	$15,282	$15,282	$914,430	$1,567,176

Potential Payments upon Termination or Change in Control – Catherine Jessup

Benefit	Voluntary	For Cause	Death	Disability	Without Cause/For Good Reason	Without Cause/For Good Reason following Change in Control
Cash Severance	—	—	—	—	$97,615	$862,130
Total	—	—	—	—	$97,615	$862,130

Potential Payments upon Termination or Change in Control – Ira Friedman

Benefit	Voluntary	For Cause	Death	Disability	Without Cause/For Good Reason	Without Cause/For Good Reason following Change in Control
Cash Severance	—	—	—	—	$129,231	$886,004
Total	—	—	—	—	$129,231	$886,004

Potential Payments upon Termination or Change in Control – Warren Friss

Benefit	Voluntary	For Cause	Death	Disability	Without Cause/For Good Reason	Without Cause/For Good Reason following Change in Control
Cash Severance	—	—	—	—	$93,808	$857,525
Unexercisable Options	—	—	—	—	—	$37,100
Total	—	—	—	—	$93,808	$894,625

Director Compensation

The following table sets forth the compensation paid to each director who was not also an employee of the Company during the fiscal year ended March 31, 2007.

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value & Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Alan Feder (3)	$52,560	$19,996	—	—	—	—	$72,556
Stephen Greenberg (4)	$44,363	$19,996	—	—	—	—	$64,359
Edward Miller (5)	$10,000	—	—	—	—	—	$10,000
Ann Kirshner (6)	$22,000	$19,996	—	—	—	—	$41,996
Dave Mauer (7)	$26,000	$19,996	—	—	—	—	$45,996
Jack Nusbaum	$20,000	$19,996	—	—	—	—	$39,996
Richard Tarlow (8)	$22,000	$19,996	—	—	—	—	$41,996
Arnaud Ajdler (9)	$29,363	$19,996	—	—	—	—	$49,359
John Jones (10)	$12,000	$19,996	—	—	—	—	$31,996
Timothy Brog (11)	$29,363	$19,996	—	—	—	—	$49,359

(1)	Consistent with past practice, we paid each non-employee Director an annual fee of $20,000 in cash, payable quarterly on a pro rata basis, for being a member of the Board. In addition, annual fees are paid for their service on committees as follows: Audit Committee: Chairperson-$6,000, Secretary-$3,000, Member-$2,000, Compensation and Nominating and Corporate Governance Committee: Chairperson-$4,000, Secretary & Members-$2,000, Ad Hoc Committee members-$40,000. Compensation for the Ad Hoc Committee was approved by the Board of Directors in fiscal 2007 and was payable effective September 20, 2006 with members receiving a pro-rata portion of the annual fee in 2007.
(2)	As a portion of directors’ annual compensation, each non-employee Director receives an annual grant of restricted stock which at the date of grant is equal to $20,000 (rounded to the nearest share) based upon the closing price of Company stock on such grant date. For 2007, they each received 2,301 shares based upon a closing price of $8.69 per share on date of grant. These restricted shares will be restricted until the 2007 annual meeting of stockholders provided, that if the 2007 annual meeting of stockholders is not scheduled within thirteen months of August, 25 2006, the restricted shares shall vest on August, 25 2006. The restricted shares also vest on a change in control of the Company.

(3)	Allan Feder became Lead Director on October 17, 2006 and received a pro-rata portion of the $20,000 annual retainer for serving in this position. He also served as the Chairperson of the Audit Committee, Secretary of the Nominating and Corporate Governance, and a member of Ad Hoc Committees.
(4)	Mr. Stephen Greenberg is Secretary of the Audit Committee, Chairperson of the Nominating and Corporate Governance Committee and member of the Ad Hoc Committee.
(5)	Mr. Edward Miller was not re-elected as Director in 2007 and received only a pro-rated portion of his annual retainer for the term served.
(6)	Ms. Ann Kirschner is a member of the Compensation Committee.
(7)	Mr. David Mauer is the Chairperson of the Compensation Committee and also a member of the Nominating and Corporate Governance Committee.
(8)	Mr. Richard Tarlow is a member of the Compensation Committee.
(9)	Mr. Arnaud Ajdler is a member of the Audit Committee and the Ad Hoc Committee.
(10)	Mr. John Jones is a member of the Nominating and Corporate Governance Committee.
(11)	Mr. Timothy Brog is a member of the Compensation Committee and the Ad Hoc Committee.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth information available to the Company as to shares of Common Stock owned as of June 15, 2007 by (i) each director, (ii) each person named in the Summary Compensation Table, (iii) all directors and executive officers as a group and (iv) each person known to the Company to be the beneficial owner of more than five percent of the outstanding Common Stock,. Except as otherwise indicated, each person named below has sole investment and voting power with respect to the shares of Common Stock shown.

Table 9.    Beneficial Ownership of Common Stock by Directors and Management

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Shares Outstanding
Arthur T. Shorin (2)(3)	2,900,489	7.4%
Arnaud Ajdler (4)	2,301	*
Timothy E. Brog (4)	133,425	*
Allan A. Feder (2)(5)	78,301	*
Ira Friedman (6)	83,400	*
Warren Friss (7)	131,384	*
Stephen D. Greenberg (8)	137,750	*
Cathy Jessup (9)	171,333	*
John Jones (4)	2,301	*
Ann Kirschner (10)	76,750	*
Dave Mauer (11)	143,750	*
Jack H. Nusbaum (12)	158,750	*
Sherry Schultz (13)	15,000	*
Scott A. Silverstein (2)(14)	520,199	1.3%
Richard Tarlow (15)	76,750	*
All directors and executive officers as a group (15 persons) (2)(16)	4,631,883	11.4%

*	less than 1.0%
(1)	Pursuant to regulations of the Securities and Exchange Commission (the ‘‘Commission’’), shares are deemed to be ‘‘beneficially owned’’ by a person if such person directly or indirectly has or shares the power to vote or dispose of such shares, or has the right to acquire the power to vote or dispose of such shares within 60 days, including any right to acquire through the exercise of any option, warrant or right.
(2)	Does not include 50,000, 1,378 and 20,702 shares of Common Stock owned by immediate family members of each of Messrs. Shorin, Feder and Silverstein, respectively. Messrs. Shorin, Feder and Silverstein disclaim beneficial ownership of such shares.
(3)	Includes 582,500 shares of Common Stock issuable upon exercise of options.
(4)	Based upon a joint Schedule 13D filed on June 4, 2007 with the Commission by Crescendo Partners II L.P., Series Y, Crescendo Investments II, LLC, Crescendo Advisors LLC, Eric Rosenfeld, Timothy E. Brog, Arnaud Ajdler, John J. Jones and the Committee to Enhance Topps, Michael Appel, Jeffrey D. Dunn, Charles C. Huggins, Thomas E. Hyland, Thomas B. McGrath and Michael R. Rowe.
(5)	Includes 68,000 shares of Common Stock issuable upon exercise of options.
(6)	Includes 82,000 shares of Common Stock issuable upon exercise of options.
(7)	Includes 128,084 shares of Common Stock issuable upon exercise of options.
(8)	Includes 85,000 shares of Common Stock issuable upon exercise of options.
(9)	Includes 163,000 shares of Common Stock issuable upon exercise of options.
(10)	Includes 68,000 shares of Common Stock issuable upon exercise of options.
(11)	Includes 115,000 shares of Common Stock issuable upon exercise of options.
(12)	Includes 85,000 shares of Common Stock issuable upon exercise of options.
(13)	Includes 15,000 shares of Common Stock issuable upon exercise of options.
(14)	Includes 464,000 shares of Common Stock issuable upon exercise of options.
(15)	Includes 68,000 shares of Common Stock issuable upon exercise of options.
(16)	Includes 1,923,584 shares of Common Stock issuable upon exercise of options.

Table 10.    Beneficial Ownership of Common Stock by Certain Beneficial Owners

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Shares Outstanding
Arthur T. Shorin (2)(3)	2,900,489	7.4%
Private Capital Management, Inc. (4) 8889 Pelican Bay Blvd. Naples, Florida 34108	3,027,421	7.8%
Crescendo Partners II L.P., Series Y (5) 10 East 53rd Street, 35th Fl. New York, New York 10022	2,547,700	6.6%
Dimensional Fund Advisors LP (6) 1299 Ocean Avenue Santa Monica, California 90401	2,514,497	6.5%
Gamco Investors, Inc. (7) One Corporate Center Rye, New York 10580	2,374,861	6.1%
Royce & Associates, LLC (8) 1414 Avenue of the Americas New York, New York 10019	2,286,570	5.9%

(1)	Pursuant to regulations of the Securities and Exchange Commission (the ‘‘Commission’’), shares are deemed to be ‘‘beneficially owned’’ by a person if such person directly or indirectly has or shares the power to vote or dispose of such shares, or has the right to acquire the power to vote or dispose of such shares within 60 days, including any right to acquire through the exercise of any option, warrant or right.
(2)	Does not include 50,000, 1,378 and 20,702 shares of Common Stock owned by immediate family members of each of Messrs. Shorin, Feder and Silverstein, respectively. Messrs. Shorin, Feder and Silverstein disclaim beneficial ownership of such shares.
(3)	Includes 582,500 shares of Common Stock issuable upon exercise of options.
(4)	Based upon a Schedule 13G filed on February 14, 2007 with the Commission by Private Capital Management, Inc.
(5)	Based upon a joint Schedule 13D filed on June 4, 2007 with the Commission by Crescendo Partners II L.P., Series Y, Crescendo Investments II, LLC, Crescendo Advisors LLC, Eric Rosenfeld, Timothy E. Brog, Arnaud Ajdler, John J. Jones and the Committee to Enhance Topps, Michael Appel, Jeffrey D. Dunn, Charles C. Huggins, Thomas E. Hyland, Thomas B. McGrath and Michael R. Rowe.
(6)	Based upon a Schedule 13G filed on February 9, 2007 with the Commission by Dimensional Fund Advisors LP
(7)	Based upon a Schedule 13D filed on January 20, 2006 with the Commission by Gamco Investors, Inc.
(8)	Based upon a Schedule 13G filed on January 25, 2007 with the Commission by Royce & Associates, LLC.

The information required by Item 201(d) of Regulation S-K with respect to the Company’s common stock authorized for issuance under its equity compensation plans is set forth in the original filing of the Company’s Annual Report on Form 10-K for the fiscal year ended March 3, 2007.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Review and Approval of Related Person Transactions

We have adopted a written policy concerning the review, approval or ratification of transactions with related persons. The Nominating and Corporate Governance Committee Charter provides that the Nominating and Corporate Governance Committee is responsible for (1) the review, approval or ratification of ‘‘related person transactions’’ between the Company or its subsidiaries and related persons, and (2) the resolution of any actual or potential conflicts of interest of any Board member. Additionally, the Audit Committee’s written charter provides that the Audit Committee is required to approve all ‘‘related party transactions’’ entered into by the Company with any of the Company’s directors or executive officers. Under SEC rules, a related person is, or anytime since the beginning of the last fiscal year was, a director, officer, nominee for director, a 5% stockholder of the Company or an immediate family member (as defined under applicable SEC rules) of such persons. A related person transaction is any transaction or series of transactions in which the Company or a subsidiary is a participant, the amount involved exceeds $120,000, and a related person has a direct or indirect material interest.

Directors, executive officers and nominees must complete an annual questionnaire and disclose all potential related person transactions involving themselves and their immediate family members that are known to them. Throughout the year, directors and executive officers must notify the Corporate Secretary and Chief Accounting Officer of any potential related person transactions as soon as they become aware of any such transaction. Furthermore, our Disclosure Committee inquires whether there are any ‘‘related party transactions’’ at each quarterly meeting of our Disclosure Committee. The Corporate Secretary and Chief Accounting Officer are required to inform the Nominating and Corporate Governance Committee and the Audit Committee of any related person transaction of which they are aware. The Corporate Secretary and Chief Accounting Officer are responsible for conducting a preliminary analysis and review of potential related person transactions and presentation to the Nominating and Corporate Governance Committee and the Audit Committee for review, including provision of additional information to enable proper consideration by the Committee. As necessary, the Nominating and Corporate Governance Committee and the Audit Committee shall review approved related person transactions on a periodic basis throughout the duration of the transaction to ensure that the transaction remains in the best interests of the Company. The Nominating and Corporate Governance Committee has express authorization to, in its discretion, engage outside counsel to review certain related person transactions. In addition, the Nominating and Corporate Governance Committee and/or the Audit Committee may request that the full Board of Directors consider the approval or ratification of related person transactions if it deems advisable.

Jack H. Nusbaum, a director of the Company, is a partner in and the chairman of the law firm of Willkie Farr and Gallagher, LLP, which serves as outside counsel for the Company. During the fiscal year ended March 3, 2007, Willkie Farr & Gallagher represented the Company on a wide range of matters, including the Company’s proxy contest prior to its 2006 annual meeting of stockholders, various securities compliance, corporate governance and employment matters and the negotiation of Company’s pending merger with entities owned by The Tornante Company LLC and Madison Dearborn Partners, LLC (which is more fully described in the Company’s original filing of its Form 10-K and the Company’s most recently definitive proxy statement most recently filed with the SEC). For the fiscal year ended March 3, 2007, the Company paid Willkie Farr & Gallagher $964,420 in the aggregate for legal fees and related expenses and disbursements.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pre-Approval Policies and Procedures

Pursuant to its charter, the Audit Committee is responsible for reviewing and pre-approving all audit and non-audit services provided by Deloitte & Touche LLP and shall not engage Deloitte & Touche LLP to perform the specific non-audit services proscribed by law or regulation. The Committee may delegate pre-approval authority to the Chairman of the Audit Committee, in which case such approval must be presented to the full Audit Committee at its next scheduled meeting. The Audit Committee pre-approved all audit, audit-related, tax and other services provided by Deloitte & Touche LLP for the recently completed fiscal year.

Auditors Service Fees

The following is the breakdown of aggregate fees billed by the auditors to the Company for professional services in the last two fiscal years.

Description	2006	2007
Audit Fees	$1,223,763	$963,855
Audit-Related Fees (1)	$0	$60,000
Tax Fees (2)	$143,946	$167,626
Total	$1,367,709	$1,191,481

(1)	Consists of acquisition-related due diligence fees.
(2)	Consists primarily of U.S. and international tax compliance and planning and related due diligence fees.

Report of The Audit Committee of The Board of Directors

The Audit Committee has reviewed and discussed with management and the independent auditors the audited financial statements for the fiscal year ended March 3, 2007. In addition, the Audit Committee has discussed with the independent auditors the matters required to be discussed by the Statement on Auditing Standards No. 61, Communications with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants.

The independent auditors provided to the Audit Committee the written disclosures and the letter from the independent auditors required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended. The Audit Committee has reviewed and discussed with the independent auditors the firm’s independence and has considered the compatibility of any non-audit services with the auditors’ independence.

Based on its review of the audited financial statements and the various discussions referred to above, the Audit Committee has recommended to the Board of Directors that the audited financial statements be included in the Company’s annual report on Form 10-K for the fiscal year ended March 3, 2007.

June 29, 2007

Allan A. Feder, Committee Chair
Arnaud Ajdler
Stephen D. Greenberg

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) Financial Statements

See Item 15(a)(1) of the Company’s Annual Report on Form 10-K for the fiscal year ended March 3, 2007, which was filed on June 1, 2007.

      (2) Financial Statement Schedules

See Item 15(a)(2) of the Company’s Annual Report on Form 10-K for the fiscal year ended March 3, 2007, which was filed on June 1, 2007.

      (3) Listing of Exhibits

2.1	–	Agreement and Plan of Merger, effective March 5, 2007, by and among the Company, Tornante-MDP Joe Holding LLC and Tornante-MDP Joe Acquisition Corp (Incorporated by reference to Exhibit 2.1 to the Company’s Report of Form 8-K/A dated March 5, 2007).
3.1	–	Seconded Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K dated August 28, 2006).
3.2	–	Amended and Restated By-laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 8-K dated August 28, 2006).
4.1	–	Form of Voting Agreement between Tornante-MDP Joe Holding LLC and certain directors of the Company, in their respective capacity as stockholders of the Company (Incorporated by reference to Exhibit 4.1 to the Company’s Report of Form 8-K/A dated March 5, 2007).
10.1	–	The Topps Company, Inc. Fiscal Year 2007 Executive Officers’ Annual Bonus Plan (Incorporated by reference to Exhibit 99.1 to the Company’s Report on Form 8-K dated April 17, 2006).
10.2	–	Supplemental Pension Agreement with Arthur T. Shorin (Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 No. 33-130821).
10.3	–	Amendment to Supplemental Pension Agreement with Arthur T. Shorin dated May 18, 1994 (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 1995).
10.4	–	Stock Option Agreement with Arthur T. Shorin dated March 29, 1995 (Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 1995).
10.5	–	Agreement of Lease between the Company and One Whitehall Company dated February 24, 1994 (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 1994).
10.6	–	Amendment and Restatement of the 1994 Non-Employee Director Stock Option Plan (Incorporated by reference to the Company’s 1998 Proxy Statement filed on May 28, 1998).

10.7	–	Corporate Guaranty in favor of the Bank of Scotland (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 25, 1995).
10.8	–	Credit Agreement, dated September 7, 2004, between The Topps Company, Inc. and The JPMorganChase Bank. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period year ended August 28, 2004).
10.9	–	Amended and Restated Employment Agreement, effective as of the 1st day of June, 2001, by and between the Company and Arthur T. Shorin
(Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 1, 2003).
10.10	–	First Amendment, effective October 11, 2004, to the Amended and Restated Employment Agreement, by and between the Company and Arthur T. Shorin (Incorporated by reference to the Company’s Form 10-Q filed November 27, 2004).
10.11	–	Letter agreement, dated March 5, 2007, between Tornante-MDP Joe Holding LLC, Arthur T. Shorin and the Company (Incorporated by reference to Exhibit 10.1 to the Company’s Report of Form 8-K/A dated March 5, 2007).
10.12	–	Termination, Release & Consulting Agreement dated June 20, 2006 between Wizkids, Inc., The Topps Company, Inc. and Jordan Weisman (Incorporated by reference to Exhibit 10.1 to the Company’s Report of Form 8-K dated June 20, 2006).
10.13	–	License Agreement between Topps Europe Ltd., a wholly-owned subsidiary of the Company, and The Football Association Premier League Ltd. dated September 30, 2003. Confidential treatment has been requested with respect to portions of this exhibit. Omitted portions have been filed with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period year ended August 28, 2004).
10.14	–	License Agreement between Topps Europe Ltd., a wholly-owned subsidiary of the Company, and The Football Association Premier League Ltd. dated January 20, 2006. Confidential treatment has been requested with respect to portions of this exhibit. Omitted portions have been filed with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended (Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2006).
10.15	–	The Topps Company, Inc. Executive Severance Plan, Amended and Restated as of June 30, 2005 (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed July 7, 2005).
10.16	–	The Topps Company, Inc. 2001 Stock Incentive Plan, Amended and Restated as of June 30, 2005 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended August 27, 2005).
10.17	–	The Topps Company, Inc. 1996 Stock Option Plan, Amended and Restated as of June 30, 2005 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed July 7, 2005).
10.18	–	Letter Agreement, dated April 18, 2000, among the Company, Enburg Food (Mfg.) Company, Ltd., Enburg Food Thai Co., Ltd., Suzhow Mega Foods Co., Ltd., and John Chiang.*

10.19	–	Memorandum of Agreement, dated September 5, 2006, between the Company and Major League Baseball Players Association. Confidential treatment has been requested with respect to portions of this exhibit. Omitted portions have been filed with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended August 26, 2006).
10.20	–	License Agreement, effective as of January 1, 2006, by and between Major League Baseball Properties, Inc. and the Company. Confidential treatment has been requested with respect to portions of this exhibit. Omitted portions have been filed with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended November 25, 2006).
10.21	–	License Agreement between the Company and National Football League Players’ Association, effective March 1, 2007. Confidential treatment has been requested with respect to portions of this exhibit. Omitted portions have been filed with the Securities and Exchange Commission Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.*
10.22	–	Service Agreement between the Company and National Football League Players’ Incorporated, effective March 1, 2004. Confidential treatment has been requested with respect to portions of this exhibit. Omitted portions have been filed with the Securities and Exchange Commission pursuant to Rule 24b-2 of the securities Exchange Act of 1934, as amended.*
10.23	–	Employment Agreement, dated as of January 1, 2007, by and between the Company and Scott A. Silverstein.*
10.24	–	Restricted Stock Agreement, dated as of May 7, 2007, by and between the Company and Scott A. Silverstein.**
21	–	Significant subsidiaries of the Company.*
23	–	Deloitte & Touche LLP Consent, Independent Registered Public Accounting Firm. *
31.1	–	Certification of Principal Executive Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934.**
31.2	–	Certification of Principal Financial Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934.**
32.1	–	Certification of Arthur T. Shorin, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	–	Certification of Catherine K. Jessup, Vice-President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed with the Company’s Annual Report on Form 10-K for the fiscal year ended March 3, 2007, which was filed on June 1, 2007.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 29, 2007	THE TOPPS COMPANY, INC.
Registrant
/s/ Arthur T. Shorin
Arthur T. Shorin Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed on the 29th day of June 2007 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Arthur T. Shorin	/s/ Catherine K. Jessup
Arthur T. Shorin	Catherine K. Jessup
Chairman and Chief Executive	Vice President — Chief Financial Officer
Officer	and Treasurer
(Principal Executive Officer)	(Principal Financial Accounting Officer)
/s/ Allan A. Feder	/s/ David Mauer
Allan A. Feder	David Mauer
Director	Director
/s/ Stephen D. Greenberg	/s/ Jack H. Nusbaum
Stephen D. Greenberg	Jack H. Nusbaum
Director	Director
/s/ Ann Kirschner	/s/ Richard Tarlow
Ann Kirschner	Richard Tarlow
Director	Director
/s/ Arnaud Ajdler	/s/ John Jones
Arnaud Ajdler	John Jones
Director	Director

Timothy Brog
Director