Form 10-Q
period 2007-06-02
TOPPS CO INC
filed 2007-07-17
CIK 812076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 2, 2007

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
YES    ☐        NO    ☒

      Number of shares of common stock outstanding as of July 16, 2007: 38,764,650.

Note: PDF provided as a courtesy

THE TOPPS COMPANY, INC.
AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

THE TOPPS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except per share and share data)
(Unaudited)

                                                                                          June 2,         March 3,
                                                                                            2007            2007
                                                                                       --------------  --------------
ASSETS
Current assets:
   Cash and cash equivalents                                                          $       34,288  $       28,051
   Short-term investments                                                                     47,231          53,556
   Accounts receivable, net                                                                   20,885          32,886
   Inventories                                                                                49,646          45,064
   Income tax receivable                                                                         574             183
   Deferred tax assets                                                                        11,707          11,253
   Prepaid expenses and other current assets                                                  17,577          15,276
                                                                                       --------------  --------------
      Total current assets                                                                   181,908         186,269
                                                                                       --------------  --------------
Property, plant and equipment                                                                 32,634          32,251
Less: accumulated depreciation and amortization                                               21,651          21,081
                                                                                       --------------  --------------
      Property, plant and equipment                                                           10,983          11,170
Goodwill                                                                                      63,405          63,405
Intangible assets, net                                                                         4,295           4,721
Deferred tax assets                                                                            7,729           6,860
Other assets                                                                                   3,812           3,919
                                                                                       --------------  --------------
      Total assets                                                                    $      272,132  $      276,344
                                                                                       ==============  ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                   $        7,468  $        8,632
   Accrued expenses and other liabilities                                                     41,378          46,086
   Income taxes payable                                                                          242           7,706
                                                                                       --------------  --------------
      Total current liabilities                                                               49,088          62,424

Other liabilities                                                                             17,859          10,739
                                                                                       --------------  --------------
      Total liabilities                                                                       66,947          73,163
                                                                                       --------------  --------------
Stockholders' equity:
   Preferred stock, par value $.01 per share authorized 10,000,000 shares,
      none issued                                                                                 --              --
   Common stock, par value $.01 per share, authorized 100,000,000 shares; issued
      49,244,000 shares as of June 2, 2007 and March 3, 2007, respectively                       492             492
   Additional paid-in capital                                                                 29,195          29,138
   Treasury stock, 10,479,000 shares and 10,526,000 shares
      as of June 2, 2007 and March 3, 2007, respectively                                    (100,336)       (100,581)
   Retained earnings                                                                         274,239         273,304
   Accumulated comprehensive income                                                            1,595             828
                                                                                       --------------  --------------
      Total stockholders' equity                                                             205,185         203,181
                                                                                       --------------  --------------
      Total liabilities and stockholders' equity                                      $      272,132  $      276,344
                                                                                       ==============  ==============

See Notes to Condensed Consolidated Financial Statements.

THE TOPPS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (amounts in thousands, except per share and share data)
(Unaudited)

   '                                                       Thirteen Weeks Ended
                                                       --------------------------
                                                                     (See Note 1)
                                                         June 2,       May 27,
                                                           2007          2006
                                                       ------------  ------------
Net sales                                             $     72,294  $     76,297
Cost of sales                                               45,161        50,310
                                                       ------------  ------------
   Gross profit on sales                                    27,133        25,987

Selling, general and administrative expenses                26,136        26,288
                                                       ------------  ------------
   Income (Loss) from operations                               997          (301)

Interest income, net                                           921           757
                                                       ------------  ------------
   Income before provision for income taxes                  1,918           456
Provision for income taxes                                     824            36
                                                       ------------  ------------
Net income from continuing operations                        1,094           420
Loss from discontinued operations - net of tax                  --            32
                                                       ------------  ------------
   Net income                                         $      1,094  $        388
                                                       ============  ============

Basic net income per share:
   - From continuing operations                       $       0.03  $       0.01
   - From discontinued operations                               --          0.00
                                                       ------------  ------------
Basic net income per share                            $       0.03  $       0.01
                                                       ============  ============
Diluted net income per share:
   - From continuing operations                       $       0.03  $       0.01
   - From discontinued operations                               --          0.00
                                                       ------------  ------------
Diluted net income per share                          $       0.03  $       0.01
                                                       ============  ============

Weighted average shares outstanding
   - basic                                              38,743,000    39,497,000
   - diluted                                            40,336,000    40,354,000

See Notes to Condensed Consolidated Financial Statements.

THE TOPPS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
(amounts in thousands)
(Unaudited)

                                                          Thirteen Weeks Ended
                                                       --------------------------
                                                                     (See Note 1)
                                                         June 2,       May 27,
                                                           2007          2006
                                                       ------------  ------------
Net income                                            $      1,094  $        388
Unrealized loss on securities available for sale              (288)         (311)
Foreign currency translation adjustment                      1,055         2,850
                                                       ------------  ------------
   Comprehensive income                               $      1,861  $      2,927
                                                       ============  ============

See Notes to Condensed Consolidated Financial Statements.

THE TOPPS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (amounts in thousands)
(Unaudited)

                                                                                         Thirteen Weeks Ended
                                                                                      --------------------------
                                                                                                    (See Note 1)
                                                                                        June 2,       May 27,
                                                                                          2007          2006
                                                                                      ------------  ------------
Cash flows from operating activities:
   Net income from continuing operations                                             $      1,094  $        420
   Adjustments to reconcile net income from continuing operations to cash flows (used in) provided by operating activities:
      Depreciation and amortization                                                         1,103         1,243
      Share based compensation                                                                 57            55
      Tax benefit from share based compensation                                               (18)           --
      Deferred taxes                                                                       (1,323)       (1,644)
      Loss on disposal of fixed assets                                                         32            --
      Net effect of changes in:
         Accounts receivable                                                               12,001        (3,809)
         Inventories                                                                       (4,582)       (7,110)
         Income tax receivable                                                               (391)           77
         Income tax payable                                                                (7,464)          810
         Prepaid expenses and other current assets                                         (2,498)        2,074
         Accounts payables, accured expenses and other current liabilities                 (5,872)        7,474
         Other liabilities                                                                  7,120
         All other                                                                           (283)          943
                                                                                      ------------  ------------
Cash (used in) provided by operating activities - continuing operations                    (1,024)          533
Cash used in operating activities - discontinued operations                                    --           (32)
                                                                                      ------------  ------------
Cash (used in) provided by operating activities - total                                    (1,024)          501
                                                                                      ------------  ------------
Cash flows from investing activities:
   Purchase of short-term investments                                                      (6,775)      (29,880)
   Sale of short-term investments                                                          13,100        30,767
   Purchases of property, plant and equipment                                                (500)         (643)
                                                                                      ------------  ------------
Cash provided by investing activities - continuing operations                               5,825           244
                                                                                      ------------  ------------
Cash flows from financing activities:
   Dividends paid                                                                          (1,550)       (1,545)
   Exercise of stock options                                                                  245         1,389
   Excess tax benefit of share based compensation                                              18
   Purchase of treasury stock                                                                  --        (4,960)
                                                                                      ------------  ------------
Cash used in financing activities - continuing operations                                  (1,287)       (5,116)
                                                                                      ------------  ------------
Effect of exchange rate changes on cash and cash equivalents                                2,723         3,754
                                                                                      ------------  ------------
Net increase (decrease) in cash and cash equivalents                                        6,237          (617)
Cash and cash equivalents at beginning of period                                           28,051        28,174
                                                                                      ------------  ------------
Cash and cash equivalents at end of period                                           $     34,288  $     27,557
                                                                                      ============  ============

Supplemental disclosures of cash flow information:
   Interest paid                                                                     $         67  $         33
                                                                                      ============  ============

   Income taxes paid                                                                 $        732  $        676
                                                                                      ============  ============

See Notes to Condensed Consolidated Financial Statements.

THE TOPPS COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 2, 2007 AND MARCH 3, 2007
AND FOR THE THIRTEEN WEEKS ENDED
JUNE 2, 2007 AND MAY 27, 2006

(unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared by The Topps Company, Inc. and its subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and reflect all adjustments, which are, in the opinion of management, considered necessary for a fair presentation. Operating results for the thirteen weeks ended June 2, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending March 2, 2008.

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the fiscal year ended March 3, 2007, included in the Company's Annual Report Form 10-K for the fiscal year ended March 3, 2007.

Application of SAB 108

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108"), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a Rollover and Iron Curtain approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings. The Company has historically used the Rollover Method. The provisions of SAB 108 were effective for the Company for the year ended March 3, 2007. In connection with the application of SAB 108, the Company recorded a decrease of $1.7 million to opening retained earnings as of February 26, 2006, and adjusted the Company's financial results for the first three quarters of fiscal 2007. The Company had historically recorded revenue associated with a sale at the time of shipment. Because the Company concluded that it maintained certain risks associated with shipment of product to customers, sales should have been recognized as revenue upon customer receipt. The reversal required in order to correct net sales and cost of sales also required an adjustment to the provision for income taxes. Accordingly, the Company adjusted the carrying values of the applicable assets and liabilities with an offsetting adjustment to its opening balance of retained earnings. As a result, the Company recognized net sales of $6.8 million and cost of sales of $3.9 million in fiscal 2006 that should have been recorded in the thirteen weeks ended May 27, 2006.

The nature of the adjustments and the impact on the Company's condensed consolidated balance sheet as of February 26, 2006 are presented below:

                                                              Adjustment
                                                            Recorded as of
                                                          February 26, 2006
                                                               Increase
                                                              (Decrease)
                                                             ------------
(in thousands)
Accounts receivable                                         $     (7,293) (i)
Inventory                                                          3,924  (ii)
Accrued expenses and other liabilities                               496  (iii)
Deferred tax assets                                                1,178  (iv)
                                                             ------------
Retained earnings                                           $     (1,695)
                                                             ============

  The Company reduced accounts receivable, net of $432 of related returns provisions and discounts, as a result of reversing the sales where the earnings process was not completed.

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

The impact on the Company's condensed consolidated statement of operations of the above adjustments for the thirteen weeks ended May 27, 2006 is presented below:

                                                Previously                      As
                                                 Reported     Adjustment     Adjusted
                                               ------------  ------------  ------------
(in thousands, except per share data)
Net sales                                     $     80,971  $     (4,674) $     76,297
Cost of sales                                       53,043        (2,733)       50,310
Gross profit on sales                               27,928        (1,941)       25,987
Provision for income taxes                            (760)          724           (36)
Net income from continuing operations                1,637        (1,217)          420
Loss from discontinued operations - net of tax         (32)           --           (32)
Net income                                           1,605        (1,217)          388
Basic net income per share                            0.04         (0.03)         0.01
Diluted net income per share                          0.04         (0.03)         0.01

The adjustments above reflect the (a) inclusion of sales and related costs, including certain marketing expenses, that were included in the current period that had been deferred as of the beginning of the period, (b) the deferral of sales and related costs, including certain marketing expenses, as of the end of the end of the period that had previously been included within the period, and (c) the related tax impact on the above adjustments. As well, in its previously filed Form 10-K, the Company had reflected the impact of applying SAB 108 on its unaudited quarterly results for the fiscal year ended March 3, 2007. Subsequent to the filing, the Company identified the need for an adjustment of $995,000 to reduce both net sales and cost of sales in the thirteen week period ended May 27, 2006. The adjustment to net sales and cost of sales presented in the table above reflect the inclusion of the aforementioned reductions, which had no impact on net income for the thirteen week ended May 27, 2006.

Impact of Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109, ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its consolidated financial statements, the impact of a tax position, if that tax position is more likely than not to be sustained on audit based on the technical merits of the position. FIN 48 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. The Company has adopted the provisions of FIN 48 as of March 4, 2007. See Note 9, "Income Taxes".

In September 2006, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 157, Fair Value Measurements, ("SFAS 157"), which establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Where applicable, SFAS 157 simplifies and codifies related guidance within accounting principles generally accepted in the United States. SFAS 157 is effective for the Company beginning March 3, 2008. The Company has not yet determined the effect, if any, the adoption of SFAS 157 may have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115, ("SFAS 159"), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurements, which is consistent with the FASB's long-term measurement objectives for accounting for financial instruments. The Company will adopt SFAS 159 on March 3, 2008. The Company has not yet determined the effect, if any, the adoption of SFAS 159 may have on its consolidated financial statements.

2. Accounts Receivable (in thousands)

                                                            June 2,       March 3,
                                                             2007           2007
                                                         -------------  -------------
Gross receivables                                       $      48,521  $      58,957
Reserve for estimated returns                                 (25,849)       (24,270)
Other reserves                                                 (1,787)        (1,801)
                                                         -------------  -------------
   Accounts receivables, net                            $      20,885  $      32,886
                                                         =============  =============

Other reserves consist of allowances for discounts, doubtful accounts and customer deductions for marketing promotional programs.

3. Inventories (in thousands)

                                                            June 2,       March 3,
                                                             2007           2007
                                                         -------------  -------------
Raw materials                                           $      17,698  $      14,528
Work in process                                                 3,373          3,771
Finished product                                               28,575         26,765
                                                         -------------  -------------
   Total inventories                                    $      49,646  $      45,064
                                                         =============  =============

Inventory has been written down to its estimated net realizable value, reflecting the impact of slow-moving or obsolete inventory.

4. Share-Based Compensation Plans

The Company recorded compensation cost arising from share-based payment arrangements in selling, general and administrative expenses on the condensed consolidated statement of operations for the Company's Stock Option Plans of $57,000 and $55,000 for the thirteen weeks ended June 2, 2007 and May 27, 2006, respectively.

Each of the members of the Board of Directors who is not an employee of the Company annually receives $20,000 worth of restricted stock, which is issued from treasury stock and generally vests at the date of the subsequent annual meeting of shareholders or under certain circumstances, one year after such grant.

Fair Value of Share Based Grants

For the thirteen weeks ended June 2, 2007, the following assumptions were used to estimate the fair value of options granted under the Company's Stock Option Plans:

                                                                       Stock Options
                                                                 --------------------------
                                                                    Thirteen      Thirteen
                                                                  Weeks Ended    Weeks Ended
                                                                    June 2,       May 27,
                                                                      2007          2006
                                                                  ------------   ----------
Expected term (years)                                                     5.5          5.7
Expected volatility                                                        29%         29%
Risk-free interest rate                                                   5.0%        4.9%
Expected dividend                                                       $0.16        $0.16

Stock option activity for the thirteen weeks ended June 2, 2007 is summarized as follows:

                                                                    Weighted
                                                      Weighted      Average      Aggregate
                                                      Average      Remaining     Intrinsic
                                                     Exercise     Contractual      Value
                                      Number of        Price          Term          (in
                                       Shares        Per Share      (Years)      thousands)
                                     -----------     ----------   ------------   ----------
Outstanding at March 3, 2007          2,931,177     $     7.22
Granted                                      --             --
Exercised                               (45,333)          5.40
Forfeited                                (7,495)          9.68
                                     -----------
Outstanding at June 2, 2007           2,878,349           7.24           3.74   $    8,898
Vested or expected to vest            2,873,181           7.24           3.72        8,925
Exercisable at June 2, 2007           2,670,555     $     7.15           3.38   $    8,551

There were no stock options granted during the thirteen weeks ended June 2, 2007. The aggregate intrinsic value of stock options outstanding at June 2, 2007 is calculated as the difference between the exercise price of the underlying options and the market price of the Company's common stock for the 2,376,791 shares that had exercise prices that were lower than the $10.29 market price of the Company's common stock at June 2, 2007. The total intrinsic value of options exercised during the thirteen weeks ended June 2, 2007 and May 27, 2006 was $204,600 and $413,000, respectively, determined as of the date of exercise.

As of June 2, 2007, there was $286,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company's Stock Option Plans. This amount assumes the Company's expected forfeiture rate. That cost is expected to be recognized over a weighted average period of 3.3 years. The Company utilizes treasury shares to satisfy the exercise of stock options.

5. Segment Information

The following is the breakdown of industry segments as required by SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information.. The Company has two reportable business segments: Confectionery and Entertainment.

                                                          Thirteen Weeks Ended
                                                            (in thousands)
                                                       --------------------------
                                                                     (See Note 1)
                                                         June 2,       May 27,
                                                           2007          2006
                                                       ------------  ------------
Net Sales
Candy                                                 $     33,424  $     39,342
Gum                                                          1,759         2,071
                                                       ------------  ------------
   Total Confectionery                                      35,183        41,413
                                                       ------------  ------------
Sports                                                      26,531        24,089
Non-Sports                                                  10,580        10,795
                                                       ------------  ------------
   Total Entertainment Products                             37,111        34,884
                                                       ------------  ------------
Total Net Sales                                       $     72,294  $     76,297
                                                       ============  ============
Contributed Margin
Confectionery                                         $     10,944  $     12,482
Entertainment Products                                      11,209         6,344
                                                       ------------  ------------
Total                                                 $     22,153  $     18,826
                                                       ============  ============
Direct Overhead
Confectionery                                         $      5,816  $      5,679
Entertainment Products                                       6,391         5,905
                                                       ------------  ------------
Total                                                 $     12,207  $     11,584
                                                       ============  ============
Operating Profit Net of Direct Overhead
Confectionery                                         $      5,128  $      6,803
Entertainment Products                                       4,818           439
                                                       ------------  ------------
Total                                                 $      9,946  $      7,242
                                                       ============  ============
Reconciliation of Operating Profit to
   Income Before Provision for Income Taxes:

Total operating profit, net of direct overhead        $      9,946  $      7,242
Indirect overhead                                           (7,846)       (6,178)
Depreciation & amortization                                 (1,103)       (1,365)
                                                       ------------  ------------
Income (loss) from operations                                  997          (301)
Interest income, net                                           921           757
                                                       ------------  ------------
Income before provision for income taxes              $      1,918  $        456
                                                       ============  ============

6. Credit Agreement

On September 14, 2004, the Company entered into a credit agreement with JPMorgan Chase Bank. The credit agreement provides for a $30.0 million unsecured facility to cover revolver and letter of credit needs and expires on September 13, 2007. Interest rates are variable and a function of market rates and the Company's earnings before interest, taxes, depreciation and amortization. The credit agreement contains restrictions and prohibitions of a nature generally found in loan agreements of this type, and requires the Company, among other things, to comply with certain financial covenants, limits the Company's ability to sell or acquire assets or borrow additional money and places certain restrictions on the purchase of Company shares and the payment of dividends. The credit agreement may be terminated by the Company at any point over the three-year term (provided the Company repays all outstanding amounts there under) without penalty.

There were no borrowings outstanding under the credit agreement as of June 2, 2007 or March 3, 2007.

7. Discontinued Operations - thePit.com

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

In accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets, the net book value of the assets of thePit.com, Inc., which consisted primarily of the $4.1 million goodwill from the acquisition, as well as, smaller amounts of inventory and unamortized intangibles, was written down by $2.4 million, net of tax to $0.4 million, which was the fair value of the assets based on the expected proceeds from the sale of the subsidiary.

The Company incurred an additional $32,000 in expense, net of tax, related to the discontinued operations of thePit.com during the thirteen weeks ended May 27, 2006.

As of June 2, 2007, the purchaser has paid the Company $110,000, of the $360,000 sales price, in accordance with the terms of the purchase agreement. The remaining balance, $250,000, is reported in prepaid expenses and other current assets, and other assets on the Condensed Consolidated Balance Sheets as of June 2, 2007.

8. Goodwill and Intangible Assets

The Company applies SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, respectively, which require the Company to prospectively cease amortization of goodwill, and instead, to conduct periodic tests of goodwill for impairment. As of June 2, 2007 and March 2, 2007, intangible assets were as follows (in thousands):

                                        June 2, 2007                       March 3, 2007
                              ---------------------------------  ---------------------------------
                                Gross                              Gross
                              Carrying   Accumulated             Carrying   Accumulated
                                Value    Amortization    Net       Value    Amortization    Net
                              ---------  -----------  ---------  ---------  -----------  ---------
                                                        (in thousands)
Licenses and contracts       $  21,569      (19,449)     2,120  $  21,569      (19,281)     2,288
Intellectual property           18,784      (16,609)     2,175     18,784      (16,351)     2,433
                              ---------  -----------  ---------  ---------  -----------  ---------
    Total intangibles        $  40,353  $   (36,058) $   4,295  $  40,353  $   (35,632) $   4,721
                              =========  ===========  =========  =========  ===========  =========

Useful lives of the Company's intangible assets have been established based on the Company's intended use of such assets and their estimated period of future benefit, which are reviewed periodically. Useful lives are as follows:

                                              Weighted Average Remaining
Category                         Useful Life         Useful Life
------------------------------  ------------- --------------------------
Licenses and contracts              15 years          3.2 years
Intellectual property                6 years          2.1 years

The weighted average remaining useful life for the Company's intangible assets in aggregate is 2.5 years. Over the remaining useful life, the Company expects annual amortization of the intangible assets detailed above to be as follows (in thousands):

Fiscal Years                       Amount
------------------------------  -------------
2008                           $       1,703
2009                           $       1,703
2010                           $       1,036
2011                           $         279
                                -------------
2012                           $       4,721
                                =============

Reported amortization expense of $447,000 and $572,000 for the thirteen weeks ended June 2, 2007 and May 27, 2006, respectively, includes amortization of deferred financing fees and deferred compensation costs.

9. Income Taxes

The Company adopted FIN 48 as of March 4, 2007. As a result of the adoption of FIN 48, the Company recognized $1,391,000 increase in opening retained earnings as of March 4, 2007. This was the result of a $1,308,000 decrease in current tax liabilities and an $83,000 decrease in deferred tax liabilities. As of March 4, 2007, the Company has approximately $7,035,000 of total gross unrecognized tax benefits. Of this total, $4,669,000 represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. It is reasonably possible that within the next twelve months that the Company's unrecognized tax benefits may decrease by approximately $511,000. Of this amount, $151,000 is related to settlements with state authorities and $360,000 is related to the expiration of statutes of limitation.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of numerous state and foreign jurisdictions. The Company is currently under audit by the Internal Revenue Service, New York State, Texas, and Ontario, Canada. The Company has substantially concluded all U.S. federal income tax matters for years through 2004. Substantially all material state, local and foreign income tax matters have been concluded for years through fiscal 2000. Federal income tax returns are under examination for fiscal 2005. New York state income tax returns are under examination for fiscal 2002 and 2003. Texas state returns are under examination for fiscal 2001 through fiscal 2005.

The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $910,000 of accrued interest expense and no amount for penalties at the beginning of the fiscal 2008. The Company has accrued an additional $121,000 of interest expense for the thirteen weeks ended June 2, 2007.

10. Legal Proceedings

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

Subsequent to the March 6, 2007 announcement of the Merger Agreement, nine purported class actions were filed -- four in the Supreme Court of the State of New York and five in the Court of Chancery of the State of Delaware -- naming as defendants the Company and the following directors of the Company (the "Director Defendants"): Arthur T. Shorin, Allan A. Feder, Stephen D. Greenberg, Ann Kirschner, David M. Mauer, Jack H. Nusbaum and Richard Tarlow.

In seven of the actions, The Tornante Company LLC was also named as a defendant; in seven actions Madison Dearborn Partners LLC was also named as a defendant; in three actions Parent Holding LLC was also named as a defendant; in three actions Merger Sub was also named as a defendant; in one action Madison Dearborn Capital Partners V-A L.P. was also named as a defendant; in one action Madison Dearborn Capital Partners V-C L.P. was also named as a defendant; and in one action Madison Dearborn Capital Partners V Executive-A, L.P. was also named as a defendant (collectively, the "Buyers").

The actions, purportedly on behalf of all public stockholders of the Company other than the defendants, in substance allege that the terms of the Merger Agreement are unfair to the Company's public stockholders because the value of Company's publicly held common stock is greater than the $9.75 per share price being offered to the Company's public stockholders in the Merger Agreement. All of the complaints assert purported claims for breach of fiduciary duty (against the Director Defendants), and eight of the complaints allege abetting the breaches of fiduciary duty (against the Company and the Buyers). All of the complaints, in their prayers for relief, seek, inter alia, to enjoin the Merger Agreement. Discovery requests have been served in the Delaware and the New York actions, and discovery has proceeded in both Delaware and New York.

Actions in New York:

The four New York actions are captioned as follows: William Lipscomb v. The Topps Company, Inc., No. 600715/07 (Sup. Ct. March 7, 2007); New Jersey Carpenters Pension Fund v. Topps Co., Inc., No. 600768/07 (Sup. Ct. March 9, 2007); New Jersey Building Laborers Statewide Benefit Funds and New Jersey Carpenters Pension Fund v. Topps Company, Inc., No. 600822/07 (Sup. Ct. March 14, 2007); Fishbury Ltd. v. Topps Company, Inc., No. 600837/07 (Sup. Ct. March 15, 2007). On April 20, 2007, the Supreme Court of the State of New York signed an order consolidating the four New York actions under the caption In re Topps Co., Inc. Shareholder Litigation, No. 600715/07 (Sup. Ct. N.Y. County) (the "New York Shareholder Class Action"). A Consolidated Amended Complaint was served in the New York Shareholder Class Action on May 3, 2007. A hearing on a motion for a preliminary injunction was originally scheduled for June 18, 2007.

On May 14, 2007, the Company and the Director Defendants filed a motion to dismiss or, in the alternative, stay the New York Shareholder Class Action. That motion was denied on June 8, 2007. On June 12, 2007, the Company and the Director Defendants filed a motion for an interim stay and a stay pending their appeal of the denial of the motion to dismiss. That motion was filed in the Supreme Court of the State of New York, Appellate Division, First Department (the "First Department"). On June 13, 2007, the First Department granted an interim stay of the New York Shareholder Class Action that stayed the preliminary injunction hearing, originally scheduled for June 18, 2007, pending its consideration of the motion for a stay pending appeal. After briefing, the motion to stay was submitted to the First Department on July 9, 2007.

On June 7, 2007, Tornante and Madison Dearborn filed a motion to dismiss the New York Shareholder Class Action for failure to state a claim against them. Plaintiffs' opposition to that motion was served on July 9, 2007.  The reply brief of Tornante and Madison Dearborn is due to be served on July 24, 2007.

Actions in Delaware:

The five Delaware actions are captioned as follows: Phyllis Freiman v. The Topps Company, Inc., C.A. No. 2777-N (Del. Ch. March 8, 2007); Gerald Tannenbaum v. Arthur T. Shorin, C.A. No. 2788-N (Del. Ch. March 9, 2007); Plymouth Country Retirement Systems v. The Topps Company, Inc., C.A. No. 2786-N (Del. Ch. March 9, 2007); Barry Lustig v. The Topps Company, Inc., C.A. No. 2790-N (Del. Ch. March 12, 2007); City of Worcester Retirement System v. Arthur T. Shorin, C.A. No. 2802-VCS (Del. Ch. March 16, 2007). On March 26, 2007, the Delaware Court of Chancery entered an order consolidating the five Delaware actions under the caption In re Topps Company Shareholder Litigation, Consolidated C.A. No. 2777 (VCS) ("the Delaware Shareholder Class Action"). A Consolidated Amended Complaint was filed in the Delaware Shareholder Class Action on April 30, 2007.

On April 27, 2007, the Company and the Director Defendants filed a motion to dismiss or, in the alternative, stay the Delaware Shareholder Class Action. That motion was denied on May 9, 2007. On May 10, 2007, Tornante and Madison Dearborn filed a motion to dismiss the Delaware Shareholder Class Action for failure to state a claim against them. A briefing schedule has yet to be set for that motion.

On June 4, 2007, The Upper Deck Company ("Upper Deck") and Northwood Investors, LLC ("Northwood"), a stockholder of the Company, filed a complaint in the Delaware Court of Chancery, captioned The Upper Deck Company and Northwood Investors, LLC. v. The Topps Company, CA No. 2998-VCS (the "Upper Deck Action"). Also on June 4, 2007, Upper Deck and Northwood filed a motion to preliminarily enjoin the stockholders' meeting scheduled for June 28, 2007 to approve the Merger Agreement. On June 6, 2007, the Delaware Court of Chancery set June 11, 2007, as the joint argument date for the motion for a preliminary injunction brought in the Upper Deck Action and the motion for preliminary injunction brought in the Delaware Shareholder Class Action.

On June 11, 2007, the Delaware Court of Chancery heard arguments on the motions for a preliminary injunction in the Upper Deck Action and in the Delaware Shareholder Class Action. On June 14, 2007, the Delaware Court of Chancery rendered a decision, and on June 18, 2008, entered an order, preliminarily enjoining the meeting of the Company's stockholders that had been scheduled for June 28, 2007.

Pursuant to the Court's order, the stockholders' meeting has been enjoined until the Company provides further disclosure to supplement the definitive proxy statement, and until the Company grants a waiver releasing Upper Deck from its standstill obligations to Topps so that Upper Deck can communicate directly with the Company's stockholders and pursue an all shares, all cash tender offer for the Company's common stock on conditions as to financing and antitrust no less favorable than those contained in Upper Deck's offer to the Company on or before June 14, 2007 (the "Waiver"). On June 18, 2007, the Company announced that it had granted the Waiver to Upper Deck, and had postponed the meeting of the Company's stockholders that had been scheduled for June 28, 2007.

On November 19, 2001, Media Technologies, Inc. sued the Company and nine other manufacturers of trading cards (the "Defendants") in the Federal District Court for the Central District of California for their sales of all types of "relic" cards that contain an authentic piece of equipment, i.e., a piece of sporting equipment or jersey. Plaintiffs alleged infringement of U.S. Patent Nos. 5,803,501 and 6,142,532. On May 23, 2005, the Company entered into a settlement agreement in which it paid Media Technologies, Inc. a sum of $2,000,000, which is being amortized over the term of the contract. Media Technologies Inc. agreed to dismiss all claims against the Company and to issue a license to the Company to distribute relic cards for seven years. The Company further agreed that under certain conditions, which may arise in the future, it would make additional payments to Media Technologies, Inc. as part of the ongoing license.

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

On February 9, 2006, the Court adjourned the trial, which had been scheduled for March 13, 2006 and ruled it would consider a new motion by Stani for partial summary judgment, which argued that the Agreement permitted Stani to use the Company's information and trade secrets after the Agreement's expiration in 1996.

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

The Company is a party in several other civil actions, which are routine and incidental to its business. In management's opinion, after consultation with legal counsel, these other actions are not reasonably expected to have a material adverse effect on the Company's financial condition or results of operations.

11. Employee Benefit Plans

The components of net periodic benefit costs for the thirteen weeks ended June 2, 2007 and May 27, 2006, respectively, are as follows (in thousands):

                                               Pension         Postretirement Healthcare
                                     ------------------------  -------------------------
                                       June 2,      May 27,      June 2,       May 27,
                                        2007         2006         2007          2006
                                     -----------  -----------  -----------   -----------
Thirteen weeks ended:
Service cost                        $        --  $       181  $        42   $        67
Interest cost                               477          560          145           151
Expected return on plan assets             (497)        (574)          --            --
   Initial transition obligation             --          (14)          50            50
   Prior service cost                        --            7          (43)          (46)
   Actuarial (gains) losses                  57          134           26            41
                                     -----------  -----------  -----------   -----------
Net periodic benefit (gain) cost    $        37  $       294  $       220   $       263
                                     ===========  ===========  ===========   ===========

The net periodic benefit costs for the thirteen weeks ended June 2, 2007 are estimated based on actuarial assumptions for the fiscal year ending March 2, 2008. Actual costs will be adjusted at the end of the fiscal year ending March 2, 2008, when the full actuarial evaluation is completed.

12. Restructuring Charge

In June 2006, the Company announced a restructuring program, principally related to its entertainment operations in New York, NY, Duryea, PA, and Seattle, WA. The Company incurred charges of approximately $1.1 million in the second quarter of fiscal 2007, $0.4 million in the third quarter of fiscal 2007 and $0.9 million in the fourth quarter of fiscal 2007, consisting of $1.5 million for termination costs, $0.5 million in pension settlement costs and $0.4 million related to the accelerated recognition of deferred compensation paid to Jordan Weisman as part of the acquisition of Wizkids. These charges are reflected in selling, general and administrative expenses in the Audited Consolidated Statements of Operations included in the Company's Form 10-K for the year ended March 3, 2007. The Company estimates that these charges will be paid by the end of the fourth quarter of fiscal 2008.

The table below updates the restructuring liability related to the Company's June 2006 reorganization program (in thousands):

                                      March 3,                                 June 2,
                                        2007       Payments     Additions       2007
                                     -----------  -----------  -----------   -----------
Termination costs                   $       531  $      (166) $        --    $       365
                                     -----------  -----------  -----------   -----------
                                    $       531  $      (166) $        --    $       365
                                     ===========  ===========  ===========   ===========

13. Commitments and Contingencies

Effective May 18, 2007, the Company implemented The Topps Company, Inc. Special Severance Plan ("Severance Plan") for certain eligible non-union employees not covered by the Executive Severance Plan, which is more fully described within the Company's Definitive Proxy Statement filed on Schedule 14A on May 21, 2007. Under the Severance Plan, subject to certain conditions, in the event that (i) the Company effects a "change of control" (as defined in the Severance Plan) within 18 months following the effectiveness of the Severance Plan and (ii) within 12 months following such change of control, the Company terminates the employment of any such employee other than for "cause" or the employee resigns for "good reason," in each case within the meaning of the Severance Plan, such employee, depending on the category in which he or she falls, will be entitled to receive between 12 and 52 weeks' of such employee's salary at the rate of such salary that is in effect at the time of such termination or resignation (as applicable). The Company estimates that there are currently 225 participants eligible to participate in the Severance Plan.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of The Topps Company, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of The Topps Company, Inc. and subsidiaries (the "Company") as of June 2, 2007, and the related condensed consolidated statements of operations, comprehensive income (loss) and cash flows for the thirteen weeks ended June 2, 2007 and May 27, 2006. These interim financial statements are the responsibility of the Company's management.

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

As discussed in Note 1 to the condensed consolidated financial statements, the Company applied Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, ("SAB No. 108") effective February 26, 2006, and adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, effective March 4, 2007.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of March 3, 2007, and the related consolidated statements of operations, stockholders' equity, comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated May 31, 2007, we expressed an unqualified opinion, which includes an explanatory paragraph regarding the adoption of Statement of Financial Accounting Standards No. 158, Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans, effective March 3, 2007, the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective February 26, 2006 and application of SAB No. 108, effective February 26, 2006, on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 3, 2007 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP --------------------------- New York, New York July 16, 2007

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Quarter Fiscal Year 2008 (thirteen weeks ended June 2, 2007) versus First Quarter Fiscal Year 2007 (thirteen weeks ended May 27, 2006)

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108"), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a Rollover and Iron Curtain approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings. The Company has historically used the Rollover Method. The provisions of SAB 108 were effective for the Company for the year ended March 3, 2007. In connection with the application of SAB 108, the Company recorded a decrease of $1.7 million to opening retained earnings as of February 26, 2006, and adjusted the Company's financial results for the first three quarters of fiscal 2007. The Company had historically recorded revenue associated with a sale at the time of shipment. Because the Company concluded that it maintained certain risks associated with shipment of product to customers, sales should have been recognized as revenue upon customer receipt. The reversal required in order to correct net sales and cost of sales also required an adjustment to the provision for income taxes. Accordingly, the Company adjusted the carrying values of the applicable assets and liabilities with an offsetting adjustment to its opening balance of retained earnings. As a result, the Company recognized net sales of $6.8 million and cost of sales of $3.9 million in fiscal 2006 that should have been recorded in the thirteen weeks ended May 27, 2006.

The nature of the adjustments and the impact on the Company's condensed consolidated balance sheet as of February 26, 2006 are presented below:

                                                              Adjustment
                                                            Recorded as of
                                                          February 26, 2006
                                                               Increase
                                                              (Decrease)
                                                             ------------
(in thousands)
Accounts receivable                                         $     (7,293) (i)
Inventory                                                          3,924  (ii)
Accrued expenses and other liabilities                               496  (iii)
Deferred tax assets                                                1,178  (iv)
                                                             ------------
Retained earnings                                           $     (1,695)
                                                             ============

  The Company reduced accounts receivable, net of $432 of related returns provisions and discounts, as a result of reversing the sales where the earnings process was not completed.

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

The impact on the Company's condensed consolidated statement of operations of the above adjustments for the thirteen weeks ended May 27, 2006 is presented below:

                                                Previously                      As
                                                 Reported     Adjustment     Adjusted
                                               ------------  ------------  ------------
(in thousands, except per share data)
Net sales                                     $     80,971  $     (4,674) $     76,297
Cost of sales                                       53,043        (2,733)       50,310
Gross profit on sales                               27,928        (1,941)       25,987
Provision for income taxes                            (760)          724           (36)
Net income from continuing operations                1,637        (1,217)          420
Loss from discontinued operations - net of tax         (32)           --           (32)
Net income                                           1,605        (1,217)          388
Basic net income per share                            0.04         (0.03)         0.01
Diluted net income per share                          0.04         (0.03)         0.01

The adjustments above reflect the (a) inclusion of sales and related costs, including certain marketing expenses, that were included in the current period that had been deferred as of the beginning of the period, (b) the deferral of sales and related costs, including certain marketing expenses, as of the end of the end of the period that had previously been included within the period, and (c) the related tax impact on the above adjustments. As well, in its previously filed Form 10-K, the Company had reflected the impact of applying SAB 108 on its unaudited quarterly results for the fiscal year ended March 3, 2007. Subsequent to the filing, the Company identified the need for an adjustment of $995,000 to reduce both net sales and cost of sales in the thirteen week period ended May 27, 2006. The adjustment to net sales and cost of sales presented in the table above reflect the inclusion of the aforementioned reductions, which had no impact on net income for the thirteen week ended May 27, 2006.

The following table sets forth, for the periods indicated, net sales by key business segment:

NET SALES

                                                         Thirteen Weeks Ended
                                               ----------------------------------------
                                                                         (See Note 1)
                                                June 2, 2007             May 27, 2006
                                               ---------------          ---------------
                                                            (in thousands)
Net Sales
Confectionery                                 $        35,183          $        41,413
Entertainment                                          37,111                   34,884
                                               ---------------          ---------------
   Total                                      $        72,294          $        76,297
                                               ===============          ===============

Net sales for the thirteen weeks ended June 2, 2007 were $72.3 million, a decrease of $4.0 million, or 5.2%, from $76.3 million in the same period last year. Stronger foreign currencies versus the prior year increased sales in the first quarter of fiscal 2008 by $1.1 million.

Net sales of confectionery products, which include, among other things, Ring Pop, Push Pop, Baby Bottle Pop, Juicy Drop Pop and Bazooka brand bubble gum were $35.2 million for the first quarter fiscal 2008, a decrease of $6.2 million, or 15.0%, from $41.4 million in the first quarter fiscal 2007. This decrease was largely a function of the continued declines in sales of U.S. lollipop products, which decreased by approximately $5 million year-over-year and a $600,000 reduction in sales of products featuring Pokemon in Europe. Partially offsetting these declines was a $1.1 million increase in sales of Mega Mouth Spray in Europe and $700,000 in incremental sales related to the initial sell-in of Vertigo, our new lollipop product, in both the U.S. and select European markets. Stronger foreign currencies versus the prior year increased confectionary sales by $0.8 million in the first quarter fiscal 2008 versus the prior year quarter.

Net sales of entertainment products, which include cards, sticker albums and the WizKids line of strategy games, were $37.1 million in the first quarter fiscal 2008, a increase of $2.2 million, or 6.3%, from $34.9 million in the first quarter fiscal 2007. This increase reflects higher sales of U.S. sports cards across all three sports-baseball, basketball and football, as well as the earlier shipment of Topps Baseball Series Two, which added approximately $3.0 million to sales in the first quarter fiscal 2008. Sales of WizKids products were also somewhat above year ago levels, and were driven by sales of HorrorClix products, which were introduced in the second quarter fiscal 2007, combined with improved sales of Pirates constructible strategy games. Sales of European sports products were $6.2 million below year ago as a result of the absence of World Cup products sold in the prior year. Stronger foreign currencies versus the prior year increased entertainment sales by $0.3 million for the first quarter fiscal 2008.

RESULTS OF OPERATIONS

                                                               Thirteen Weeks Ended
                                               ------------------------------------------------
                                                                            (See Note 1)
                                                   June 2, 2007             May 27, 2006
                                               -----------------------  -----------------------
                                                               (in thousands)
Net Sales                                     $        72,294   100.0% $        76,297   100.0%
Cost of Sales                                          45,161    62.5%          50,310    65.9%
                                               ---------------  ------  ---------------  ------
   Gross Profit                                        27,133    37.5%          25,987    34.1%

Selling, General & Administrative                      26,136    36.2%          26,288    34.5%
                                               ---------------  ------  ---------------  ------
Income (loss) from Operations                 $           997     1.4% $          (301)   -0.4%
                                               ===============          ===============

Gross profit as a percentage of net sales for first quarter fiscal 2008 was 37.5% as compared with 34.1% for the first quarter fiscal 2007. Gross margin comparisons this period benefited from a reduction in provisions for returns, the result of a mix shift within U.S. sports sales favoring the non-returnable hobby channel as well as improved sell through on sales of both U.S. and European non-sports publishing products. The provision for returns was $6.2 million for the first quarter of fiscal 2008 and $9.2 million for the first quarter of fiscal 2007, which equated to 8.6% and 12.1% of net sales, respectively. In addition, the impact of higher U.S. sports sales on fixed product development costs served to improve gross profit in the first quarter fiscal 2008.

SG&A expenses were $26.1 million for the first quarter fiscal 2008, down slightly from $26.3 million in first quarter fiscal 2007. As a percentage of net sales, SG&A expense was 36.2% for the first quarter fiscal 2008 versus 34.5% for the first quarter fiscal 2007. Within SG&A, marketing costs declined $2.4 million year-over-year due to the absence of spending on campaigns related to World Cup and the launch of certain candy and publishing products in Europe, which occurred in the fiscal 2007 first quarter. Overhead costs were $2.8 million higher than year ago levels, driven by costs related to the proposed sale of the Company and related matters, which totaled $3.1 million in this year's quarter, versus costs related to the 2006 proxy contest of $500,000 in the fiscal 2007 first quarter. Excluding these special charges, overhead expenses were approximately $200,000 above prior year levels, as higher accruals for incentive bonus payments and legal costs were largely offset by reductions in expenses related to salaries and brokers commissions.

Net interest income was $921,000, inclusive of interest expense of $66,000 for the first quarter of fiscal 2008, an increase from $757,000 for the first quarter fiscal 2007 due to higher average cash balances.

The Company reflects provisions for federal, state and local income taxes in accordance with statutory income tax rates. The Company reported an effective tax rate of 43.0% for the first quarter fiscal 2008 versus an effective tax rate of 7.9% for the first quarter fiscal 2007. The tax rate for the first quarter fiscal 2008 was impacted by non-deductible costs of $3,065,000 associated with the Merger Agreement.

The Company reported net income in the first quarter fiscal 2008 of $1,094,000, or $0.03 per diluted share versus net income of $388,000, or $0.01 per diluted share last year.

Other Matters

In June 2006, the Company announced a restructuring program, principally related to its entertainment operations in New York, NY, Duryea, PA, and Seattle, WA. The Company incurred charges of approximately $1.1 million in the second quarter of fiscal 2007, $0.4 million in the third quarter of fiscal 2007 and $0.9 million in the fourth quarter of fiscal 2007 consisting of $1.5 million for termination costs, $0.5 million in pension settlement costs and $0.4 million related to the accelerated recognition of deferred compensation paid to Jordan Weisman as part of the acquisition of Wizkids. These charges are reflected in selling, general and administrative expenses in the Audited Consolidated Statements of Operations included in the Company's Form 10-K for the fiscal year ended March 3, 2007. The Company estimates that these charges will be paid by the end of the fourth quarter of fiscal 2008.

Liquidity and Capital Resources

Management believes that the Company has adequate reserves to meet its liquidity and capital needs over the foreseeable future as a result of the combination of cash on hand, anticipated cash from operations and credit line availability.

On June 2, 2007, the Company had $34.3 million in cash and cash equivalents and $47.2 million in short-term investments.

On September 14, 2004, the Company entered into a credit agreement with Chase Manhattan Bank. The credit agreement provides for a $30.0 million unsecured facility to cover revolver and letter of credit needs and expires on September 13, 2007. Interest rates are variable and a function of market rates and the Company's earnings before interest, taxes, depreciation, and amortization. The credit agreement contains restrictions and prohibitions of a nature generally found in loan agreements of this type, and requires the Company, among other things, to comply with certain financial covenants, limits the Company's ability to sell or acquire assets or borrow additional money and places certain restrictions on the purchase of Company shares and the payment of dividends. The credit agreement may be terminated by the Company at any point over the three-year term (provided the Company repays all outstanding amounts thereunder) without penalty. There were no borrowings outstanding under the credit agreement as of June 2, 2007 or May 27, 2006.

Cash used in operating activities during the first quarter fiscal 2008 was $1.0 million versus cash provided by operating activities of $501,000 for the first quarter fiscal 2007. Fiscal 2008 cash from operating activities for first quarter fiscal 2008, was the result of net income of $1.1 million, adjusted for depreciation and amortization of $1.1 million and deferred income taxes of $1.3 million, net of a $12.0 million decrease in accounts receivable, a $7.5 million decrease in income taxes payable offset by an increase in other tax liabilities of $7.1 million related primarily to the adoption of FIN 48, a $4.6 million increase in inventory balances for products manufactured, but not shipped, a $5.9 million decrease in payables and other current liabilities, and a $2.5 million increase in prepaid expenses.

Cash provided by investing activities was $5.8 million for the first quarter fiscal 2008 versus cash provided of $244,000 for the first quarter fiscal 2007. First quarter fiscal 2008 short-term investments decreased by $6.3 million and capital spending was $500,000, which was largely related to the implementation of a new enterprise resource planning system and management information system infrastructure investments. In fiscal 2007, short-term investments were reduced by $887,000, partially offset by capital spending of $643,000, largely related to the rollout of new information systems. Fiscal 2008 full year capital spending is projected to be $4.0 million to $4.5 million, driven by investments in confectionary manufacturing equipment and computer software and hardware. Capital spending will be funded out of cash flow from operating activities.

Cash used in financing activities of $1.3 million in the first quarter fiscal 2008 reflects $1.6 million in cash dividends and $245,000 in cash from stock options exercised. This compares with a total outlay for financing activities of $5.1 million for the first quarter fiscal 2007, comprised of $1.5 million in cash dividends and $5.0 million in treasury stock purchases, partially offset by $1.4 million in cash from options exercised. Dividend payments are being funded out of cash flow from operating activities.

There are no material changes outside the ordinary course of business with respect to Company's purchase obligations as presented in the Commitments table included in its Annual Report on Form 10-K for the year ended March 3, 2007.

The Company does not have any off-balance sheet arrangements and, therefore, there is no effect on its financial condition, changes in financial position, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources from this type of arrangement.

Commitments and Contingencies

Effective May 18, 2007, the Company implemented The Topps Company, Inc. Special Severance Plan ("Severance Plan") for certain eligible non-union employees not covered by the Executive Severance Plan, which is more fully described within the Company's Definitive Proxy Statement filed on Schedule 14A on May 21, 2007. Under the Severance Plan, subject to certain conditions, in the event that (i) the Company effects a "change of control" (as defined in the Severance Plan) within 18 months following the effectiveness of the Severance Plan and (ii) within 12 months following such change of control, the Company terminates the employment of any such employee other than for "cause" or the employee resigns for "good reason," in each case within the meaning of the Severance Plan, such employee, depending on the category in which he or she falls, will be entitled to receive between 12 and 52 weeks' of such employee's salary at the rate of such salary that is in effect at the time of such termination or resignation (as applicable). The Company estimates that there are currently 225 participants eligible to participate in the Severance Plan.

Cautionary Statements

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby filing cautionary statements identifying important factors that could cause actual results to differ materially from those projected in any forward-looking statements of the Company made by or on behalf of the Company, whether oral or written. Among the factors that could cause the Company's actual results to differ materially from those indicated in any such forward-looking statements are: (i) the failure of certain of the Company's principal products, particularly sports cards, entertainment cards, WizKids strategy games, confectionery products and sticker album collections, to achieve expected sales levels; (ii) costs associated with the potential acquisition of the Company by Tornante-MDP Joe Holding LLC or The Upper Deck Company, or a future proxy contest and related litigation; (iii) the Company's inability to produce timely, or at all, certain new planned confectionery products; (iv) significant increase in raw material costs; (v) quarterly fluctuations in results; (vi) the Company's loss of important licensing arrangements; (vii) the Company's loss of important supply arrangements with third parties; (viii) the loss of any of the Company's key customers or distributors; (ix) further material contraction in the trading card industry as a whole; (x) excessive returns of the Company's products; (xi) civil unrest, currency devaluation, health-related issues, or political upheaval in certain foreign countries in which the Company conducts business; (xii) changes in food and drug laws or laws relating to advertising and marketing practices or changes in consumer trends or health-related issues, either in the U.S. or abroad; and (xiii) other risks detailed from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission, including those contained in this Form 10-Q.

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

Note 1 to the Company's condensed consolidated financial statements, included in its Annual Report on Form 10-K for the year ended March 3, 2007, "Summary of Significant Accounting Policies", summarizes its significant accounting policies. Following is a summary of the critical policies and methods used.

Revenue Recognition: Revenue related to sales of the Company's products is recognized when the title and risk of loss has passed to the customer, generally when product is received by the customer, the sales price is fixed or determinable and collectibility is reasonably assured. Sales made on a returnable basis are recorded net of a provision for estimated returns. These estimates are revised, as necessary, to reflect actual experience and market conditions.

Returns Provisions: In determining the provision for returns, the Company performs an in-depth review of wholesale and retail inventory levels, trends in product sell-through by sales channel, and other factors. The provision for returns was $6.2 million for the first quarter fiscal 2008, and $9.2 million for the first quarter fiscal 2007, which equated to 8.6% and 12.1% of net sales, respectively. The decrease in returns provisions is largely the result of a mix shift within U.S. sports sales favoring the non-returnable hobby channel as well as improved sell-through of U.S. and European non-sports publishing products. An increase or decrease in the provision for returns by 1% of sales would have decreased or increased operating income by approximately $0.7 million for the first quarter fiscal 2008.

Intangible Assets: Intangible assets include trademarks and the value of sports, entertainment and proprietary product rights. Amortization is by the straight-line method over estimated lives, which range between three and fifteen years. Management evaluates the recoverability of finite-lived intangible assets under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets".

Accrual for Obsolete Inventory: The Company's accrual for obsolete inventory reflects the cost of items in inventory not anticipated to be sold or where the current selling price is below the Company's carrying costs. This accrual is deemed necessary as a result of discontinued items and packaging or a reduction in forecasted sales and is adjusted periodically based on a review of inventory levels and sales projections. The provision for obsolete inventory was $0.1 million for the first quarter fiscal 2008 and $0.7 million for the first quarter fiscal 2007, which equated to 0.2% and 0.7% of net sales, respectively. An increase or decrease in the provision for obsolescence by 1% of net sales would have decreased or increased operating income by approximately $0.7 million.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109, ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its consolidated financial statements, the impact of a tax position, if that tax position is more likely than not to be sustained on audit based on the technical merits of the position. FIN 48 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. It is reasonably possible that within the next twelve months following the adoption date of FIN 48 that the Company's unrecognized tax benefits may decrease by approximately $511,000. Of this amount, $151,000 is related settlements with state authorities and $360,000 is related to the expiration of statutes of limitation.

The Company adopted FIN 48 as of March 4, 2007. As a result of the adoption of FIN 48, the Company recognized $1.391,000 million increase in opening retained earnings as of March 4, 2007. This was the result of a $1.3 million decrease in current tax liabilities and an $83,000 decrease in deferred tax liabilities. As of March 4, 2007, the Company has approximately $7.0 million of total gross unrecognized tax benefits. Of this total, $4.7 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of numerous state and foreign jurisdictions. The Company is currently under audit by the Internal Revenue Service, New York State, Texas, and Ontario, Canada. The Company has substantially concluded all U.S. federal income tax matters for years through 2004. Substantially all material state, local and foreign income tax matters have been concluded for years through fiscal 2000. Federal income tax returns are under examination for fiscal 2005. New York state income tax returns are under examination for fiscal 2002 and 2003. Texas state returns are under examination for fiscal 2001 and fiscal 2005.

The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0.9 million of accrued interest expense and nothing for penalties at the beginning of the fiscal 2008. The Company has accrued an additional $0.1 million of interest expense for the thirteen weeks ended June 2, 2007.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, ("SFAS 157"), which establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Where applicable, this Statement simplifies and codifies related guidance within generally accepted accounting principles ("GAAP"). This accounting standard is effective for the Company beginning March 3, 2008. The Company has not yet determined the effect, if any, the adoption of SFAS 157 may have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115, ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurements, which is consistent with the FASB's long-term measurement objectives for accounting for financial instruments. The Company will adopt SFAS 159 on March 3, 2008. The Company has not yet determined the effect, if any, the adoption of SFAS 159 may have on its consolidated financial statements.

ITEM 3. DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk associated with activities in derivative financial instruments (e.g., hedging or currency swap agreements), other financial instruments and derivative commodity instruments is confined to the impact of mark-to-market changes in foreign currency rates on the Company's forward contracts. The Company has no debt outstanding and does not engage in any commodity-related derivative transactions. As of June 2, 2007, the Company had $21.7 million in these contracts, which were entered into for the purpose of hedging forecasted receipts and disbursements in various foreign currencies.

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

Subsequent to the March 6, 2007 announcement of the Merger Agreement, nine purported class actions were filed -- four in the Supreme Court of the State of New York and five in the Court of Chancery of the State of Delaware -- naming as defendants the Company and the following directors of the Company (the "Director Defendants"): Arthur T. Shorin, Allan A. Feder, Stephen D. Greenberg, Ann Kirschner, David M. Mauer, Jack H. Nusbaum and Richard Tarlow.

In seven of the actions, The Tornante Company LLC was also named as a defendant; in seven actions Madison Dearborn Partners LLC was also named as a defendant; in three actions Parent Holding LLC was also named as a defendant; in three actions Merger Sub was also named as a defendant; in one action Madison Dearborn Capital Partners V-A L.P. was also named as a defendant; in one action Madison Dearborn Capital Partners V-C L.P. was also named as a defendant; and in one action Madison Dearborn Capital Partners V Executive-A, L.P. was also named as a defendant (collectively, the "Buyers").

The actions, purportedly on behalf of all public stockholders of the Company other than the defendants, in substance allege that the terms of the Merger Agreement are unfair to the Company's public stockholders because the value of Company's publicly held common stock is greater than the $9.75 per share price being offered to the Company's public stockholders in the Merger Agreement. All of the complaints assert purported claims for breach of fiduciary duty (against the Director Defendants), and eight of the complaints allege abetting the breaches of fiduciary duty (against the Company and the Buyers). All of the complaints, in their prayers for relief, seek, inter alia, to enjoin the Merger Agreement. Discovery requests have been served in the Delaware and the New York actions, and discovery has proceeded in both Delaware and New York.

Actions in New York:

The four New York actions are captioned as follows: William Lipscomb v. The Topps Company, Inc., No. 600715/07 (Sup. Ct. March 7, 2007); New Jersey Carpenters Pension Fund v. Topps Co., Inc., No. 600768/07 (Sup. Ct. March 9, 2007); New Jersey Building Laborers Statewide Benefit Funds and New Jersey Carpenters Pension Fund v. Topps Company, Inc., No. 600822/07 (Sup. Ct. March 14, 2007); Fishbury Ltd. v. Topps Company, Inc., No. 600837/07 (Sup. Ct. March 15, 2007). On April 20, 2007, the Supreme Court of the State of New York signed an order consolidating the four New York actions under the caption In re Topps Co., Inc. Shareholder Litigation, No. 600715/07 (Sup. Ct. N.Y. County) (the "New York Shareholder Class Action"). A Consolidated Amended Complaint was served in the New York Shareholder Class Action on May 3, 2007. A hearing on a motion for a preliminary injunction was originally scheduled for June 18, 2007.

On May 14, 2007, the Company and the Director Defendants filed a motion to dismiss or, in the alternative, stay the New York Shareholder Class Action. That motion was denied on June 8, 2007. On June 12, 2007, the Company and the Director Defendants filed a motion for an interim stay and a stay pending their appeal of the denial of the motion to dismiss. That motion was filed in the Supreme Court of the State of New York, Appellate Division, First Department (the "First Department"). On June 13, 2007, the First Department granted an interim stay of the New York Shareholder Class Action that stayed the preliminary injunction hearing, originally scheduled for June 18, 2007, pending its consideration of the motion for a stay pending appeal. After briefing, the motion to stay was submitted to the First Department on July 9, 2007.

On June 7, 2007, Tornante and Madison Dearborn filed a motion to dismiss the New York Shareholder Class Action for failure to state a claim against them. Plaintiffs' opposition to that motion was served on July 9, 2007.  The reply brief of Tornante and Madison Dearborn is due to be served on July 24, 2007.

Actions in Delaware:

The five Delaware actions are captioned as follows: Phyllis Freiman v. The Topps Company, Inc., C.A. No. 2777-N (Del. Ch. March 8, 2007); Gerald Tannenbaum v. Arthur T. Shorin, C.A. No. 2788-N (Del. Ch. March 9, 2007); Plymouth Country Retirement Systems v. The Topps Company, Inc., C.A. No. 2786-N (Del. Ch. March 9, 2007); Barry Lustig v. The Topps Company, Inc., C.A. No. 2790-N (Del. Ch. March 12, 2007); City of Worcester Retirement System v. Arthur T. Shorin, C.A. No. 2802-VCS (Del. Ch. March 16, 2007). On March 26, 2007, the Delaware Court of Chancery entered an order consolidating the five Delaware actions under the caption In re Topps Company Shareholder Litigation, Consolidated C.A. No. 2777 (VCS) ("the Delaware Shareholder Class Action"). A Consolidated Amended Complaint was filed in the Delaware Shareholder Class Action on April 30, 2007.

On April 27, 2007, the Company and the Director Defendants filed a motion to dismiss or, in the alternative, stay the Delaware Shareholder Class Action. That motion was denied on May 9, 2007. On May 10, 2007, Tornante and Madison Dearborn filed a motion to dismiss the Delaware Shareholder Class Action for failure to state a claim against them. A briefing schedule has yet to be set for that motion.

On June 4, 2007, The Upper Deck Company ("Upper Deck") and Northwood Investors, LLC ("Northwood"), a stockholder of the Company, filed a complaint in the Delaware Court of Chancery, captioned The Upper Deck Company and Northwood Investors, LLC. v. The Topps Company, CA No. 2998-VCS (the "Upper Deck Action"). Also on June 4, 2007, Upper Deck and Northwood filed a motion to preliminarily enjoin the stockholders' meeting scheduled for June 28, 2007 to approve the Merger Agreement. On June 6, 2007, the Delaware Court of Chancery set June 11, 2007, as the joint argument date for the motion for a preliminary injunction brought in the Upper Deck Action and the motion for preliminary injunction brought in the Delaware Shareholder Class Action.

On June 11, 2007, the Delaware Court of Chancery heard argument on the motions for a preliminary injunction in the Upper Deck Action and in the Delaware Shareholder Class Action. On June 14, 2007, the Delaware Court of Chancery rendered a decision, and on June 18, 2008, entered an order, preliminarily enjoining the meeting of the Company's stockholders that had been scheduled for June 28, 2007.

Pursuant to the Court's order, the stockholders' meeting has been enjoined until the Company provides further disclosure to supplement the definitive proxy statement, and until the Company grants a waiver releasing Upper Deck from its standstill obligations to Topps so that Upper Deck can communicate directly with the Company's stockholders and pursue an all shares, all cash tender offer for the Company's common stock on conditions as to financing and antitrust no less favorable than those contained in Upper Deck's offer to the Company on or before June 14, 2007 (the "Waiver"). On June 18, 2007, the Company announced that it had granted the Waiver to Upper Deck, and had postponed the meeting of the Company's stockholders that had been scheduled for June 28, 2007.

On November 19, 2001, Media Technologies, Inc. sued the Company and nine other manufacturers of trading cards (the "Defendants") in the Federal District Court for the Central District of California for their sales of all types of "relic" cards that contain an authentic piece of equipment, i.e., a piece of sporting equipment or jersey. Plaintiffs alleged infringement of U.S. Patent Nos. 5,803,501 and 6,142,532. On May 23, 2005, the Company entered into a settlement agreement in which it paid Media Technologies, Inc. a sum of $2,000,000, which is being amortized over the term of the contract. Media Technologies Inc. agreed to dismiss all claims against the Company and to issue a license to the Company to distribute relic cards for seven years. The Company further agreed that under certain conditions, which may arise in the future, it would make additional payments to Media Technologies, Inc. as part of the ongoing license.

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

On February 9, 2006, the Court adjourned the trial, which had been scheduled for March 13, 2006 and ruled it would consider a new motion by Stani for partial summary judgment, which argued that the Agreement permitted Stani to use the Company's information and trade secrets after the Agreement's expiration in 1996.

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

The Company is a party in several other civil actions, which are routine and incidental to its business. In management's opinion, after consultation with legal counsel, these other actions are not reasonably expected to have a material adverse effect on the Company's financial condition or results of operations.

ITEM 1A. RISK FACTORS

1. Dependence on Licenses. The Company's trading card and sticker album businesses are highly dependent upon licensing arrangements with third parties. These licenses, which have varying expiration dates, are obtained from the various professional sports leagues, players associations and, in certain instances, the players themselves as well as from non-sports entertainment companies. The Company's inability to renew or retain certain of these licenses or to maintain sufficient relationships with the Company's licensors or the lack of vitality of these licenses, could have a materially adverse effect on its future plans and results.

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

6. Customers. The Company has several large customers, some of which are serviced by single distributors and some of which are sold to directly by the Company. The Company's largest customer, McLane, sells to Wal-Mart and Sam's Club, and the Company also sells directly to Wal-Mart and Sam's Club, such that approximately 37% of U.S. confectionery sales in fiscal 2007 were made, in the aggregate, to Wal-Mart and Sam's Club (directly and indirectly through McLane). The loss of any of these customers or distributors, including McLane, Wal-Mart or Sam's Club, could have a materially adverse effect on the Company's future plans and results.

7. International, Political and Economic Risk. There is an increase in risk generally associated with operating outside of the U.S. Events such as civil unrest, currency devaluation, political upheaval and health-related issues could have a materially adverse effect on the Company's future plans and results.

8. Legal Proceedings. See Item 1: Legal Proceedings for a discussion of legal matters that could have a materially adverse effect on the Company's future plans and results.

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

12. Merger or Other Acquisition. There are a number of potential risks associated with the proposed acquisition of the Company by Tornante-MDP Joe Holding LLC under the Merger Agreement or by The Upper Deck Company ("Upper Deck") pursuant to its recently announced tender offer or otherwise, that could have a material adverse effect on the Company, including:

  the businesses of Topps suffering as a result of uncertainty surrounding the Merger or the proposed Upper Deck acquisition, including, but not limited to, potential difficulties in employee retention, adverse effects on client or customer relationships and disruption of current plans or operations;

  the diversion of Topps management's attention from ongoing business operations;

  the Company will be required to pay to Tornante-MDP Joe Holding LLC a termination fee of $12 million and to reimburse Tornante-MDP Joe Holding LLC for up to $4.5 million of its out-of-pocket expenses incurred in connection with entering into and performing its obligations under the Merger Agreement, if such agreement is terminated by the Company.

While there are other risks to the Company's business related to a transaction such as the Merger Agreement or the Upper Deck tender offer, many of these risks are beyond the Company's ability to control or predict.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table reflects out the information required by Item 703 of Reg. S-K:

                        Total      Average   Total Number of      Maximum Number of
                       Number       Price    Shares Purchased    Shares that May Yet
                      of Shares   Paid per  as Part of Publicly  Be Purchased Under
Period                Purchased     Share     Announced Plans   the Plans or Programs
-------------------- -----------  --------- ------------------- ---------------------
March 4, 2007 to
June 2, 2007                 --  $      --                  --             2,681,056

                     -----------            -------------------
                             --  $                          --             2,681,056
                     ===========            ===================

ITEM 6. EXHIBITS AND REPORTS

(a) Exhibits as required by Item 601 of Regulation S-K filed herewith:

2.1	-

Agreement and Plan of Merger, effective March 5, 2007, by and among the Company, Tornante-MDP Joe Holding LLC and Tornante-MDP Joe Acquisition Corp (Incorporated by reference to Exhibit 2.1 to the Company's Report of Form 8-K/A dated March 5, 2007).

2.2		Tender Offer Statement of UD Company, Inc. and The Upper Deck Company (Incorporated by reference to Schedule TO of UD Company, Inc. and The Upper Deck Company filed June 25, 2007).
2.2	-

Offer to Purchase of UD Company, Inc. and The Upper Deck Company, dated June 25, 2007 (Incorporated by reference to Exhibit (a)(1)(i) to the Schedule TO of UD Company, Inc. and The Upper Deck Company filed on June 25, 2007).

2.3	-

Letter of Transmittal of UD Company, Inc. and The Upper Deck Company (Incorporated by reference to Exhibit (a)(1)(ii) to the Schedule TO of UD Company, Inc. and The Upper Deck Company filed on June 25, 2007).

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

10.2	-

Restricted Stock Agreement, dated as of May 7, 2007, by and between the Company and Scott A. Silverstein (Incorporated by reference to Exhibit 10.24 to the Company's Form 10-K/A for the fiscal year ended the fiscal year ended March 3, 2007, which was filed on June 29, 2007 ).

31.1	-	Certification of Principal Executive Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934.* PDF
31.2	-	Certification of Principal Financial Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934.* PDF
32.1	-	Certification of Arthur T. Shorin, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* PDF
32.2	-	Certification of Catherine K. Jessup, Vice-President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* PDF

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TOPPS COMPANY, INC. REGISTRANT /s/ Catherine K. Jessup Catherine K. Jessup Vice President, Chief Financial Officer and Treasurer

July 17, 2007